Form 10-Q
period 1995-03-31
KNAPE & VOGT MANUFACTURING CO
filed 1995-05-09
CIK 56362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1995

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Transition Period From ____________________To ____________________

                         Commission File Number 2-18868

                       KNAPE & VOGT MANUFACTURING COMPANY
             (Exact name of registrant as specified in its charter)

                              Michigan 38-0722920
           (State of Incorporation) (IRS Employer Identification No.)

                         2700 Oak Industrial Drive, NE
                          Grand Rapids, Michigan 49505
              (Address of principal executive offices) (Zip Code)

                                 (616) 459-3311
                               (Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES X NO ______

         2,585,400 common shares were outstanding as of April 28, 1995. 3,293,848 Class B common shares were outstanding as of April 28, 1995.

              KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                                     INDEX

                                    Page No.

                          PART I FINANCIAL INFORMATION

                         Item 1. Financial Statements.

                     Condensed Consolidated Balance Sheets
- - --March 31, 1995 (Unaudited) and June 30, 1994................................2

            Condensed Consolidated Statements of Income (Unaudited)
- - --Nine Months and Three Months Ended March 31, 1995 and 1994..................3

          Condensed Consolidated Statements of Cash Flows (Unaudited)
- - --Nine Months Ended March 31, 1995 and 1994...................................4

Notes to Condensed Consolidated Financial Statements (Unaudited)..............5

           Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.........................................6-7

                           PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................8

SIGNATURES ...................................................................9

              KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            March 31, 1995                  June 30, 1994
                                                                            --------------                  -------------
                                                                               (Unaudited)
Assets
         Cash and equivalents                                              $        644,257              $         620,224
         Accounts receivable - net                                               28,348,935                     27,156,643
         Inventories                                                             29,355,469                     29,812,594
         Other current assets                                                     2,462,946                      1,595,047
                                                                           ----------------                 --------------
                  Total current assets                                           60,811,607                     59,184,508
                                                                           ----------------                 --------------

         Property, plant and equipment                                           88,608,963                     84,944,438
         Less accumulated depreciation                                           35,942,718                     31,231,001
                                                                           ----------------                 --------------
                  Net property, plant and equipment                              52,666,245                     53,713,437
                                                                           ----------------                 --------------

         Other assets                                                            23,974,889                     24,120,301
                                                                           ----------------                 --------------

                                                                           $    137,452,741                 $  137,018,246
                                                                           ================                 ==============

Liabilities and Stockholders' Equity
         Accounts payable                                                  $      7,442,607                 $    8,599,798
         Accrued income taxes                                                       382,335                        262,789
         Other accrued liabilities                                                6,071,152                      7,749,918
         Current portion of long-term debt                                        3,000,000                      3,000,000
                                                                           ----------------                 --------------
                  Total current liabilities                                      16,896,094                     19,612,505

         Long-term debt                                                          36,900,000                     37,000,000
         Deferred income taxes and other long-term liabilities                   12,497,063                     12,431,851
                                                                           ----------------                 --------------
                  Total liabilities                                              66,293,157                     69,044,356
                                                                           ----------------                 --------------

Stockholders' equity
         Common stock                                                            11,758,496                     10,676,654
         Additional paid-in capital                                              33,060,725                     23,899,422
         Foreign currency translation adjustment                                 (1,593,611)                    (1,429,155)
         Retained earnings                                                       27,933,974                     34,826,969
                                                                           ----------------                 --------------
                  Total stockholders' equity                                     71,159,584                     67,973,890
                                                                           ----------------                 --------------

                                                                           $    137,452,741                 $  137,018,246
                                                                           ================                 ==============

See accompanying notes.

              KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                    Nine Months Ended                        Three Months Ended

                                             Mar. 31, 1995         Mar. 31, 1994        Mar. 31, 1995         Mar. 31, 1994
                                          ----------------      ----------------        -------------         -------------
Net sales                                 $    138,019,738       $   112,805,094        $   48,225,311       $    46,885,988

Cost of sales                                  103,498,248            83,334,046            36,417,293            34,893,243
                                          ----------------      ----------------      ----------------      ----------------

Gross profit                                    34,521,490            29,471,048            11,808,018            11,992,745

Selling and
administrative expenses                         23,013,720            19,830,822             7,859,055             7,923,588
                                          ----------------      ----------------      ----------------      ----------------

Operating income                                11,507,770             9,640,226             3,948,963             4,069,157

Other expenses                                   2,001,969             1,084,154               704,133               616,327
                                          -----------------     ----------------      ----------------     -----------------

Income before income taxes                       9,505,801             8,556,072             3,244,830             3,452,830

Income taxes                                     3,463,000             3,022,000             1,192,000             1,179,000
                                          -----------------     ----------------      ----------------      ----------------

Net income                                $      6,042,801      $      5,534,072      $      2,052,830      $      2,273,830
                                          ================      ================      ================      ================

Per common share:

Net Income                                 $         1.03        $           .94       $           .35       $           .39

Cash Dividend - Common stock               $         .495        $           .45       $          .165       $           .15

Cash Dividend - Class B common stock       $          .45        $          .409       $           .15       $          .137

Weighted average shares outstanding             5,893,568              5,876,994             5,889,718             5,887,287


See accompanying notes.

              KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                          Nine Months Ended

                                                                     Mar. 31, 1995             Mar. 31, 1994
                                                                  ----------------           ----------------
Operating Activities:
     Net income                                                   $      6,042,801           $      5,534,072
     Non-cash items:
         Depreciation and amortization                                   5,567,285                  4,734,875
         Deferred income taxes                                             324,000                    125,000
         Other long-term liabilities                                      (250,209)                   (27,519)
         Changes in operating assets & liabilities:
              Accounts receivable                                       (1,235,839)                   275,510
              Inventories                                                  388,481                 (1,076,925)
              Other current assets                                        (871,063)                   (98,715)
              Accounts payable & accrued expenses                       (2,682,880)                (2,993,204)
                                                                  -----------------          -----------------
Net cash from operating activities                                       7,282,576                  6,473,094
                                                                  -----------------          -----------------

Investing Activities:
     Additions to property, plant, and equipment                        (3,811,283)               (3,088,300)
     Sale of property, plant, and equipment                                  6,427                    40,317
     Payments for purchase of subsidiaries                                                       (28,605,859)
     Payments for other assets                                            (639,054)                 (539,312)
                                                                  ------------------         ----------------
Net cash used in investing activities                                   (4,443,910)              (32,193,154)
                                                                  ------------------         ----------------

Financing Activities:
     Proceeds from sale of common stock                                    109,400                   201,799
     Additions to long-term debt                                                 -                28,250,000
     Payments on long-term debt                                           (100,000)                        -
     Cash dividends paid                                                (2,802,051)               (2,528,557)
                                                                  ------------------         ----------------
Net cash from (for) financing activities                                (2,792,651)               25,923,242
                                                                  ------------------         ----------------

Effect of Exchange Rate Changes on Cash                                    (21,982)                  (67,133)
                                                                  ------------------         ----------------

Net Increase (Decrease) in Cash & Equivalents                               24,033                   136,049

Cash and Equivalents:
         Beginning of year                                                 620,224                   630,681
                                                                  ------------------         ----------------
         End of period                                            $        644,257          $        766,730
                                                                  ==================         ================

Cash Paid During the Period    - interest                         $      1,707,909           $       730,937
                               - income taxes                     $      3,027,454           $     1,370,541


              KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 - Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Security and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results of operations. Interim results are not necessarily indicative of the results for the year end and are subject to year end adjustments, and audit by independent public accountants. The balance sheet at June 30, 1994, has been taken from the audited financial statements at that date. The condensed consolidated financial statements and notes should be read in conjunction with the Company's 1994 annual report.

Note 2 - Common Stock and Per Share Information

Income per share is determined based on weighted average number of shares outstanding during each period.

Average common shares and per share amounts on the income statement have been adjusted to reflect the 10% stock dividend paid in September, 1994.

Common stock is $2 par - shares authorized 6,000,000 of common stock and 4,000,000 of Class B common stock. Shares issued: 3,293,848 of common stock; 2,585,400 of Class B stock at March 31, 1995; and 2,976,027 of common stock and 2,362,300 of Class B common stock at June 30, 1994.

Note 3 - Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market for 85% and 87% of the inventories at March 31, 1995 and June 30, 1994, respectively. The Company has one subsidiary on LIFO (last-in, first-out) cost, the inventory value of which was $ 370,750 and $417,000 lower than it would have been under FIFO at March 31, 1995 and June 30, 1994, respectively.

Inventories are summarized as follows:

                                         Mar. 31, 1995             June 30, 1994
                                         -------------             -------------

Finished products                       $   16,306,503            $   17,567,512
Work in process                              3,728,053                 3,855,509
Raw Materials                                9,320,913                 8,389,573
                                        --------------          ----------------

Total                                   $   29,355,469            $   29,812,594
                                        ==============            ==============

              KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Sales

Net sales for the third quarter and nine months of fiscal year 1995 increased 2.9% and 22.4%, respectively, over the comparable periods of fiscal year 1994. The acquisition of The Hirsh Company contributed $17.2 million, or 68%, of the increase for the nine months over the comparable period of fiscal year 1994 that included only four months of Hirsh sales. Shelving sales increased to $22.5 million during the quarter compared to $20.8 million last year, due to strong sales of shelving products to new customers. Twelve customers that were either customers of Knape & Vogt or Hirsh at the time we acquired Hirsh are now purchasing some of the other companies products. The projected additional volume is approximately $11 million per year. Most of this additional business was added in the 3rd quarter. Drawer slide sales increased to $14.5 million for the quarter from $13.8 million last year primarily due to the increases in sales of the 8400 line of precision drawer slides. Store fixtures and hardware product line sales decreased during the quarter to $10.3 million from $10.5 million last year, due to fewer sales of store fixture products by Roll-it to their largest customer. Furniture component sales decreased during the quarter to $.9 million compared to $1.8 million last year as Modar concentrated on producing wood products for Hirsh and meeting the increased demand for wood shelving.

Costs and Expenses

Cost of sales was 75.5% of sales for the third quarter and 75.0% of sales for the first nine months of fiscal year 1995 compared to 74.4% and 73.9% of sales for the third quarter and first nine months of fiscal year 1994, respectively. Increases in steel and particle board prices accounted for a 2.3% increase in cost as a percentage of sales for the quarter with operating efficiencies offsetting part of the increased material cost. The increase in cost as a percentage of sales for the nine months is due to material price increases throughout the period and that fiscal year 1994 only included four months of Hirsh product sales which are lower margin products.

Selling and administrative expenses for the quarter decreased $64,533 and as a percentage of sales decreased to 16.3% from 16.9% last year mainly due to decreases in expenses at Hirsh. Selling and administrative expense for the nine months decreased to 16.7% of sales compared to 17.6% in fiscal year 1994 due to the decrease in expense at Hirsh and higher sales.

Other Expenses

Interest expense was $646,043 for the quarter ended March 31, 1995 compared to $533,655 for the quarter ended March 31, 1994 due to an increase in interest rates. In fiscal year 1994 debt levels in the months prior to the Hirsh acquisition were lower. This along with the increase in interest rates caused interest expense to reach $1,827,826 for the nine months ended March 31, 1995 compared to $1,017,964 last year.

Income Taxes

The effective tax rate for the quarter and nine months ended March 31, 1995, was 36.7% and 36.4% compared to 34.1% and 35.3% for the quarter and nine months ended March 31, 1994. The effective tax rate in the third quarter of fiscal year 1994 was lower than normal due to amended tax returns lowering the Canadian taxes.

              KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Net Income

Net income of $2,052,830 for the third quarter was 9.7% lower than the $2,273,830 reported a year ago. For the nine months ended March 31, 1995 net income was $6,042,801 which is 9.2% greater than the $5,534,072 reported for the same period last year. Earnings per share for the quarter and nine months was $.35 and $1.03, respectively, compared to $.39 and $.94 for the same periods last year. Net income was 4.3% and 4.4% of sales for the quarter and nine months, respectively, compared to 4.8% and 4.9% of sales for the same periods last year. The decrease in net income as a percentage of sales was mainly due to higher cost of sales and the increase in interest expense.

Liquidity and Capital Resources

The Company's net cash position increased slightly during the first nine months to $644,257 from $620,224 at June 30, 1994. Net cash from operating activities was positively affected by decreases in inventory, but partially offset by an increase in accounts recievable due to dating that increased the days sales outstanding.

Capital expenditures were $3,811,283 for the nine months ended March 31, 1995. The Company is currently forecasting capital expenditures to be approximately $5.4 million for the fiscal year. The cash dividends for the nine months of $2,802,051 increased $273,494 from last year as a result of the stock dividend raising the number of shares outstanding. The Company had total debt of $39,900,000 at December 31, 1994, a decrease of $100,000 from total debt of $40,000,000 at June 30, 1994 and a decrease of $1,100,000 from total debt of $41,000,000 at March 31, 1994 .

The Company's balance sheet remained strong with working capital of $43,915,513 and current ratio of 3.6 to 1 at December 31, 1994, compared to the $39,572,003 of working capital and a 3.0 to 1 current ratio at June 30, 1994.

              KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K

         (a)      Exhibits - None

         (b)      Reports on Form 8-K
                  There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Knape & Vogt Manufacturing Company
                                  (Registrant)





Date:                  May 1, 1995           s/Raymond E. Knape
                                             -----------------------------------
                                             Raymond E. Knape
                                             Chairman and
                                             Chief Executive Officer

Date:                  May 1, 1995           s/Richard C. Simkins
                                             -----------------------------------
                                             Richard C. Simkins
                                             Vice President - Finance, Secretary
                                             and Treasurer