Form 10-Q/A
period 1995-03-31
KNAPE & VOGT MANUFACTURING CO
filed 1995-06-26
CIK 56362

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

                                     INDEX

                                    Page No.

                          PART I FINANCIAL INFORMATION

                         Item 1. Financial Statements.

                     Condensed Consolidated Balance Sheets
- --March 31, 1995 (Unaudited) and June 30, 1994................................2

            Condensed Consolidated Statements of Income (Unaudited)
- --Nine Months and Three Months Ended March 31, 1995 and 1994..................3

          Condensed Consolidated Statements of Cash Flows (Unaudited)
- --Nine Months Ended March 31, 1995 and 1994...................................4

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