Form 10-K
period 1995-06-30
KNAPE & VOGT MANUFACTURING CO
filed 1995-09-27
CIK 56362

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended June 30, 1995 or
[  ] Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 [No Fee Required] for the transition period from ________ to ________

Commission file number 2-18868

                KNAPE & VOGT MANUFACTURING COMPANY
       (Exact name of registrant as specified in its charter)

               Michigan                             38-0722920
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

        2700 Oak Industrial Drive, N.E., Grand Rapids, MI     49505
            (Address of principal executive offices)       (Zip Code)

                          (616) 459-3311
       (Registrant's telephone number, including area code)


           Securities registered pursuant to 12(b) of the Act:

    Title of each class              Name of each exchange on which registered

           None                                            None


        Securities Registered pursuant to Section 12(g) of the Act:

                 Common Stock, par value $2.00 per share
                            (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [X]      No   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $82,803,515 as of September 8, 1995.

Number of shares outstanding of each class of common stock as of September 8, 1995: 3,299,918 shares of Common Stock, par value $2.00 per share, and 2,581,151 shares of Class B Common Stock, par value $2.00 per share.

Documents incorporated by reference. Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on October 20, 1995, are incorporated by reference into Part III of this Report.

                              PART I
                         ITEM 1--BUSINESS

Item 1(a)--General Development of Business

     The Company is engaged primarily in the design, manufacture, and marketing of storage products, which serve the consumer, contract builder, hardware, and original equipment manufacturer markets. The Company was incorporated in Michigan in 1906, reorganized in Delaware in 1961, and reorganized in Michigan in 1985. The Company's main plant and corporate offices are located at 2700 Oak Industrial Drive, N.E., Grand Rapids, Michigan 49505, and its telephone number is (616) 459-3311. Unless otherwise noted or indicated by the context, the term "Company" includes Knape & Vogt Manufacturing Company, its predecessors and its subsidiaries.

Item 1(b)--Financial Information About Industry Segments

     The Company believes that a dominant portion of the Company's operations (more than 95%) is in a single industry segment--the design, manufacture, and marketing of storage products. Accordingly, no separate industry segment information is presented.

Item 1(c)--Narrative Description of Business

     Products, Services, Markets, and Methods of Distribution. The Company's storage products include a complete line of decorative and utility wall shelving systems (adjustable steel and aluminum standards, brackets, shelf supports, and wood shelves), drawer slides, closet rods, kitchen storage aids, and general hardware items. These products are manufactured by the parent company (except for wood shelving) and a Canadian-based division, Knape &
Vogt Canada. A wholly-owned subsidiary, Modar, Inc., supplies wood products to the parent Company, The Hirsh Company and Knape & Vogt Canada, and also manufactures furniture components on a contractual basis. The Hirsh Company, a wholly-owned subsidiary, manufactures free-standing steel shelving systems, workshop items, closet storage systems, and other storage products. Roll-it, a Canadian-based division, manufactures a complete line of store fixture hardware and display equipment. Feeny Manufacturing Company, another wholly-owned subsidiary, manufactures a complete line of kitchen storage products.

     The Company's products are sold throughout the United States and Canada, as well as in 50 other countries. During the past fiscal year, the Company estimates that approximately 46% of the Company's sales were to major co-op wholesalers, contract hardware jobbers, users of retail display fixtures, display and fixture jobbers, specialty wholesalers and other independent hardware distributors. Approximately 53% of sales were to export outlets, various government agencies, original equipment manufacturers, national mass merchants, large home centers, and building supply outlets. The remaining 1% were miscellaneous sales not elsewhere classified.

     While the Company does not maintain precise sales records by product category, management believes that the approximate sales of the Company's major product groups during the last three fiscal years were as follows:

                                              Year Ended June 30
    Class of Products                1995           1994             1993
                                              (dollars in millions)
                                     Sales           Sales           Sales
    Shelving Systems                 $ 80.9          $ 65.4          $ 46.4
    Drawer Slides                      52.0            50.9            44.5
    Storage Fixture/Hardware*          44.6            37.1            25.3
    Furniture Components                5.5             6.5             7.2

    Total                            $183.0          $159.9          $123.4

*Store fixture/hardware includes closet systems, kitchen storage products, workshop items, various fixtures, gondolas, racks, and showcases.

    New Product or Industry Segment Information. The Company has not made any public announcement of, or otherwise made public information about, a new product or industry segment which would require the investment of a material amount of the Company's assets or which would otherwise be material.

    Sources and Availability of Raw Materials. Most of the Company's storage products are produced primarily from steel or wood. During the past fiscal year, the Company experienced no difficulty in obtaining these raw materials. The Company's results of operations have been affected by significant increases in steel, particle board, plastics and packaging prices. The Company estimates that material price increases impacted fiscal year 1995 net income by $2,215,000.

    Patents, Licenses, Etc. Patents, trademarks, licenses, franchises, or concessions do not play an important part in the Company's business.

    Seasonal Nature of Business.  The business of the Company is not seasonal.

    Working Capital Practices. The Company does not believe that it, or the industry in general, has any special practices or special conditions affecting working capital items that are significant for an understanding of the Company's business.

    Importance of Limited Number of Customers. The Company estimates that at present it has over 5,000 active customers with approximately 35,000 outlets, of which the five largest customers account for less than 14% of sales and no one of which accounts for more than 4% of sales. The Company does not believe that its business is dependent upon any single or small number of customers, the loss of which would have a materially adverse effect upon the Company.

    Backlog of Orders. The Company does not believe that information concerning backlog is material to an understanding of its business.

    Government Contracts. The Company does not believe that any portion of its business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

    Competition. All aspects of the business in which the Company is engaged are highly competitive. In the various markets served by the Company, it competes with a number of manufacturers that have significantly greater resources and sales, including several conglomerate corporations, and with numerous smaller companies. While no reliable statistics are available to enable the Company accurately to determine its relative position in the industry, either overall or with respect to any particular product or market, the Company believes that it is one of the three leading manufacturers of its type of shelving systems and that it is one of the four leading manufacturers of drawer slides. The Company's products are widely regarded in the hardware trade as being of the finest available quality and are generally sold at prices higher than competing lines.

    Research, Design and Development. Approximately $1,508,000 was spent during the last fiscal year in the development of new products and in the improvement of existing products; approximately $1,577,000 was spent in fiscal year 1994 and $1,644,000 in fiscal year 1993 for the same purposes. The amount of research and development expenditures are determined by specific identification of the costs, which are expensed as incurred.

    Environmental Matters. The Company does not believe that existing environmental regulations will have any material effect upon the capital expenditures, earnings, and competitive position of the Company.

    Employees. An average of 1,274 persons were employed by the Company during the fiscal year ended June 30, 1995. There were 1,338 persons employed by the Company in July 1994, and 1,336 in June 1995. None of the Company's employees are represented by collective bargaining agents except the hourly employees at Roll-it, who are represented by the United Steelworkers of America, and the hourly employees at The Hirsh Company, who are represented by the International Association of Bridge, Structural and Ornamental Iron Workers.

Item 1(d)--Information About Foreign Operations

    The Company's Canadian operations accounted for approximately 19% of consolidated sales and 14% of consolidated net income during fiscal year
1995. Approximately 3.5% of consolidated net sales and 3.5% of consolidated net income were derived from export shipments from the Company's United States operations to customers in other foreign countries. The Company does not know of any particular risks attendant thereto, except that fluctuating exchange rates between the United States and Canadian currencies and other factors beyond the control of the Company, such as tariff and foreign economic policies, may affect future results of such business. Reference is made to
Note 14 of the Notes to the Company's Consolidated Financial Statements contained herein for the fiscal year ended June 30, 1995, for a presentation of additional information concerning the Company's foreign operations.

                        ITEM 2--PROPERTIES

    The Company's principal executive office and manufacturing facilities are located at 2700 Oak Industrial Drive, N.E., Grand Rapids, Michigan, on a tract of approximately 35 acres. This facility was constructed in 1966 of masonry block and steel, with partial brick veneering, and now contains approximately 46,000 square feet of office space and 356,000 square feet of manufacturing and warehouse space. In 1989, new construction was completed adding 100,000 square feet to the manufacturing facility and 17,000 square feet of new office space. In fiscal year 1993, the Company acquired a manufacturing facility of approximately 41,500 square feet on a six acre tract adjacent to the Company's principal manufacturing facility.

    The Company also has a warehouse located in Sparks, Nevada. That facility, which is leased pursuant to a lease expiring January 31, 2000, is located on a four acre tract and consists of a 76,000 square foot building constructed in 1981, of steel and concrete.

    The Hirsh Company has its office and plant in Skokie, Illinois. The facility, which is leased pursuant to a lease expiring August 31, 2000, is approximately a 298,000 square foot manufacturing and distribution facility. The facility, constructed of steel, was built in the early 1950s.

    Modar, Inc. has its office and plant in Benton Harbor, Michigan. This facility is located on a 17 acre tract and contains approximately 131,900 square feet of space. The original building was constructed in 1957; and since 1970, approximately 108,400 square feet of additions have been constructed. In 1991, new construction was completed adding 38,000 square feet of manufacturing and storage space. This facility is used primarily for the manufacture of wood shelves and furniture components on a contractual basis.

    Knape & Vogt Canada owns an office and plant in Etobicoke (near Toronto), Ontario, Canada. This manufacturing and distribution facility is located on a three acre tract and consists of approximately 78,000 square feet. The original plant was built in 1966, and since 1972, 56,000 square feet of additions have been constructed, the most recent of which was a 19,000 square foot addition completed in June 1985. A separate warehousing and distribution facility is being leased pursuant to a five year lease that started August 1, 1994. The facility, constructed of brick and steel, was built in the early 1970s and is 36,734 square feet.

    Roll-it, a division of Knape & Vogt Canada, has an office and plant in Lachine (near Montreal), Quebec, Canada. These facilities, which are leased pursuant to a lease expiring February 28, 2003, are located on a nine acre tract and consist of approximately 138,000 square feet in a building constructed in 1968, and 13,000 square feet in an adjacent building constructed in 1976.

    Feeny Manufacturing Company owns an office and plant in Muncie, Indiana. One facility is located on an eleven acre tract and consists of three buildings: an 8,000 square foot office building of steel construction built in 1955; a 43,140 square foot manufacturing and distribution facility of metal and block construction built in 1964; and a 19,120 square foot manufacturing and warehousing facility of steel construction built in 1964. In 1994, a 7,200 square foot addition, constructed of steel, was added to this facility for warehousing and shipping. A separate 20,430 square foot manufacturing facility is located on a one acre tract of land. This facility, constructed of steel, was originally built in 1964, with portions rebuilt in 1987 after a fire destroyed part of the original structure. A warehousing and shipping facility located near Toronto, Ontario is being leased pursuant to a lease expiring in November 1995. The facility, constructed of steel, was built in the early 1970s and is approximately 11,200 square feet.

    Except for the leased facilities in Canada, Illinois, and Nevada, all of the Company's facilities are owned in fee and are subject to no material encumbrances. The Company believes that its manufacturing facilities are among the most modern and efficient in the industry, are sufficient for its present requirements, and that substantially all of its equipment is well maintained and in excellent operating condition. The Company believes it is in compliance with all applicable state and federal air and water pollution control laws. During the five years ended June 30, 1995, the Company spent approximately $34,371,000 for expansion, modernization, and improvement of its plants, manufacturing equipment, and tooling.

                    ITEM 3--LEGAL PROCEEDINGS

    As of the date hereof, the Company has no material pending legal proceedings.

   ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year ended June 30, 1995.

      ADDITIONAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company were, at June 30, 1995, as follows:


                                                            Year First Elected
   Name              Age   Positions and Offices Held       an Executive Officer
Raymond E. Knape     63    Director, Chairman and Chief              1963
                           Executive Officer

Allan E. Perry       55    Director, President and Chief             1978
                           Operating Officer

Richard C. Simkins   52    Director, Vice President--Finance,        1985
                           Secretary and Treasurer

Michael G. Van Rooy  42    Vice President--Manufacturing             1994
                           Vice President and Chief Operating
                           Officer of The Hirsh Company

Tim L. Kuzma         42    President of Feeny                        1987

Gary Cichon          42    Vice President--General Manager           1993
                           of Modar

Anthony R. Taylor    52    President of Knape & Vogt Canada          1978

Carman D. Hepburn    47    Vice President--Sales and Marketing       1985
                           of Knape & Vogt Canada

Yves J. Carmel       43    Vice President--General Manager           1993
                           of Roll-it Division of Knape & Vogt
                           Canada


    All persons named have been officers of the Company for more than five years, except Mr. Van Rooy, Mr. Cichon, and Mr. Carmel. Mr. Van Rooy was named Vice President--Manufacturing on December 14, 1993, and Vice President and Chief Operating Officer of The Hirsh Company on January 19, 1995, after serving as Director of Manufacturing Operations for three years, and as Director of Manufacturing Engineering previous to that. Mr. Cichon was named the General Manager at Modar on July 1, 1993, after serving as the Company's Purchasing Director for nine years. Mr. Carmel was named the General
Manager at Roll-it on April 26, 1993. Prior to his employment at Roll-it, Mr. Carmel was employed by R & M Metal, Inc. in Montreal since 1988, as President for 2-1/2 years and as Plant Manager previous to that.

                             PART II


ITEM 5--MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    Market Price. The Company's Common Stock is traded on the national over-the-counter market (NASDAQ National Market) under the ticker symbol KNAP. Stock price quotations can be found in major daily newspapers (listed KnapeV) and in the Wall Street Journal (listed KnapeVogt). As of September 8, 1995, there were approximately 2,447 shareholders of the Company's Common Stock and Class B Common Stock.


                                 1995 Bid Price*         1994 Bid Price*

Quarter                           High       Low           High       Low

First                             $20.25     $16.82        $15.23     $13.86

Second                            $20.50     $18.25        $20.45     $14.55

Third                             $19.75     $15.00        $18.86     $16.82

Fourth                            $17.00     $14.75        $17.73     $14.55


*Figures reflect 10 percent stock dividend paid in September of 1994.


   Dividends. The Company paid per share dividends on its shares of Common Stock and Class B Common Stock in the following amounts during the last two fiscal years.


                                                  Per Share Dividends

Year Ended June 30, 1995              Common Stock          Class B Common Stock

First Quarter                            $.165                      $.15

Second Quarter                           $.165                      $.15

Third Quarter                            $.165                      $.15

Fourth Quarter                           $.165                      $.15

                                                Per Share Dividends*

Year Ended June 30, 1994             Common Stock           Class B Common Stock


First Quarter                           $.15                        $.136

Second Quarter                          $.15                        $.136

Third Quarter                           $.15                        $.137

Fourth Quarter                          $.15                        $.136


*Figures reflect 10% stock dividend paid in September 1994.


   The Company expects to continue to pay dividends quarterly during the fiscal year ending June 30, 1996. The Board of Directors has declared a $.165 per share dividend on shares of the Company's Common Stock and $.15 per share dividend on shares of its Class B Common Stock, payable
September 8, 1995, to shareholders of record on August 31, 1995.



                 ITEM 6--SELECTED FINANCIAL DATA

For the
 Year Ended     1995         1994         1993         1992         1991
_______________________________________________________________________________
Net Sales       183,042,266  159,875,487  123,406,511  124,850,694  114,361,543
Cost of Sales   138,135,046  117,648,118   88,764,419   89,745,016   82,193,129
Operating
 Expenses
 (excluding
 interest)       30,021,908   26,434,620   25,398,538   24,338,786   23,090,595
Interest income
 (expense) net   (2,417,174)  (1,403,551)    (690,422)    (528,959)    (741,571)
Income before
 taxes           12,468,138   12,648,276    8,553,132*  10,237,933    8,336,248
Income taxes      4,223,000    4,492,000    3,035,000*   3,603,000    2,857,000
Net income        8,245,138    8,156,276    5,518,132*   6,634,933    5,479,248
Earnings per
 share (A)             1.40         1.39          .95*        1.15          .96
Dividends paid    3,722,814    3,373,493    3,360,108    2,988,661    2,664,356
Dividend payout,
 percent                45%          41%          61%          45%          49%
Dividends per
 share common(A)        .66          .60          .60         .545         .496
Dividends per
 share class B
 common (A)             .60         .545         .545         .487         .443
Percentage of
 pretax profit
 to sales              6.8%         7.9%         6.9%         8.2%         7.3%
Capital
 expenditures     4,709,920    4,331,554   12,515,093    8,381,278    4,433,286
Depreciation     $6,366,989   $5,722,200   $4,350,764   $3,941,018    3,753,479

_______________________________________________________________________________
  At Year End

Working capital  45,796,753   39,572,003   33,264,343   28,414,322   33,757,189
Ratio of current
 assets to current
 liabilities            4.4          3.0          4.3          3.1          4.6
Net property and
 equipment       52,075,403   53,713,437   48,832,244   41,098,142   36,291,024
Total assets    135,297,557  137,018,246   96,946,968   88,332,940   83,790,283
Total debt       35,800,000   40,000,000   12,750,000    6,000,000    9,950,000
Debt to
 capitalization,
 percent                49%          59%          20%          10%          17%
Stockholders'
 equity         $72,713,836  67,973,890    63,875,962   62,067,298   57,171,031
Restated
 weighted
 average
 shares
 outstanding(A)  5,890,931    5,877,959     5,856,952    5,779,543    5,675,116
Stockholders'
 equity per
 share(A)           $12.34       $11.56        $10.91       $10.74       $10.07
Number of
 stockholders        2,447        2,306         2,142        1,911        1,850
Number of
 employees           1,274        1,299         1,102        1,083        1,060

    (A) All per share data and weighted average shares outstanding have been adjusted to reflect 10 percent stock dividends paid in September 1994, September 1992, September 1991 and September 1990.

    * 1993 figures include the expense of restructuring the Roll-it operation of $1,529,000, income taxes of $566,000 and the after-tax effect of $963,000, or $.16 per share.


        ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         The Company achieved record sales and operating earnings in 1995. A full year of sales following the acquisition of The Hirsh Company helped to increase net sales to a record high of $183,042,266, an increase of 14.5 percent over last year. Operating income increased 5.1 percent to $15,122,231 and net income of $8,245,138 was up 1.1 percent over the prior year. The Company's balance sheet remained strong with working capital increasing 15.7 percent to $45,796,753 and book value per share increasing 6.7 percent to $12.34. Management believes that the Company is well positioned to achieve its future business goals and objectives.

                      RESULTS OF OPERATIONS

Net Sales

         Net sales in 1995 increased $23,166,779 to a record $183,042,266, or
14.5 percent, over 1994 sales of $159,875,487. The full year of sales from Hirsh contributed $14.8 million to the increase in sales. Shelving system sales increased $15.5 million or 23.7 percent, due to $12.8 million of Hirsh shelving sales in this product line. Store fixture/hardware sales increased $7.5 million or 20.2 percent, with $3.1 million of the increase due to KV Canada's contract painting and hardware products business and $2.0 million of the increase due to Hirsh sales. Drawer slide sales increased $1.1 million, or 2.2 percent, primarily due to the continuing demand for precision drawer slides since the Company introduced the 8400 line of precision drawer slides in fiscal 1994. Furniture component sales decreased $1.0 million or 15.4 percent. During the year the Company consolidated its wood lamination operations at Modar, and the subsidiary concentrated its efforts on intercompany production of wood products to Hirsh and shelves to Knape &
Vogt and Knape & Vogt Canada, which resulted in lower sales volumes with furniture component customers. Based on the increasing demand for drawer slides and shelving, as well as the introduction of new products in these categories, management believes that sales volume increases in drawer slides and shelving will continue in fiscal 1996. Store fixture/hardware sales in 1996 are expected to increase at Roll-it, Feeny and KV Canada. Modar is continuing to produce more intercompany products and sales of furniture components are expected to decrease slightly.

         Net sales in 1994 increased $36,468,976 to a record $159,875,487, or
29.6 percent, over 1993 sales of $123,406,511. The acquisition of The Hirsh Company on November 30, 1993, contributed $23.1 million to the increase in sales. Shelving system sales increased $19.0 million or 40.9 percent, due to adding $19.3 million of Hirsh shelving sales to this product line. Store fixture/hardware sales increased $11.8 million or 46.6 percent, with $3.8 million of the increase due to Hirsh sales, with the balance of the increase mainly due to strong sales to a major customer of Roll-it. Drawer slide sales increased $6.4 million, or 14.4 percent, primarily due to sales of 8400 precision drawer slides and other precision drawer slides. The Company was able to increase its share of the drawer slide market by the successful introduction of the 8400 precision drawer slide which increased sales of other precision drawer slides. Furniture component sales decreased $.7 million or
9.7 percent, as the Modar subsidiary concentrated its efforts on intercompany production of shelves and had lower sales volumes with furniture component customers.

Cost and Expenses

         Cost of sales as a percentage of sales was 75.5 percent in 1995 compared to 73.6 percent in 1994 and 71.9 percent in 1993. Price increases in steel, particleboard, plastic and packaging added 1.9 percent and 1.1 percent to the cost of sales in 1995 and 1994, respectively. Sales price decreases to obtain new business and maintain existing relationships also contributed to the decrease in margins in 1995. The impact of the Hirsh acquisition increased cost of sales in 1995 and 1994, as these products have lower margins. Production improvement savings in 1995 and 1994 at the Grand Rapids location helped offset some of these increases to cost of sales.


         Selling expenses in 1995 decreased to 12.1 percent of sales from
13.2 percent in 1994 and 13.8 percent in 1993. Hirsh contributed to the decrease in selling expense as a percentage of sales in 1995 and 1994 due to the combining of sales forces after the acquisition. In 1995 all locations showed a decrease in selling expense as a percentage of sales. In 1994 decreases in selling expense as a percentage of sales were due to Roll-it maintaining selling expenses at the same level as 1993 while experiencing an increase in sales.

         Administrative expenses as a percentage of sales were 4.1 percent of sales in 1995, down from 4.2 percent in 1994 and 5.3 percent in 1993. Administrative expense in 1995 and 1994 decreased due to Hirsh having lower administrative expense as a percentage of sales. The decrease in 1995 and 1994 is also due to the continued reduction in bad debt expense as collections of accounts receivable have improved.

Restructuring Expense

         During the third quarter of 1993 the Company instituted a restructuring program designed to reduce costs and improve operating efficiencies at the Roll-it operation. The program included closing the Vancouver, British Columbia, warehouse, a write down of inventory, severance payments that were part of the downsizing and costs incurred in hiring a new general manager, sales manager and controller. The restructuring program totaled $1,529,000 and resulted in an after tax charge of $963,000, or $0.16 per share.

Other Income (Expense)

         The acquisition of Hirsh increased the Company's long term debt in November 1994 and was the main factor in the higher interest expense in 1995 and 1994 compared to 1993. An increase in interest rates in 1995 offset the lower debt levels that were maintained in the second half of fiscal 1995.

Income Taxes

         The effective tax rate was 33.9 percent in 1995 compared to 35.5 percent in 1994 and 1993. The reduction in the effective tax rate in 1995 is due to the use of research and development and foreign tax credits. The effective tax rate is composed of federal, foreign, state and local tax rates.

Net Income

         Net income in 1995 was $8,245,138 or 4.5 percent of sales, compared to $8,156,276 or 5.1 percent of sales in 1994. Net income in 1993 of $5,518,132 was reduced by $963,000 due to the restructuring the Roll-it operation. Net income excluding the restructuring charge was $6,481,132 or
5.3 percent of sales.

                        FINANCIAL POSITION

Liquidity and Capital Resources

         The Company's financial position at June 30, 1995, continues to be strong. Corporate liquidity as measured by the current ratio remains solid at
4.4 to 1 compared to 3.0 to 1 at June 30, 1994, the difference mainly being a decrease in the current portion of long term debt. Financial resources, including borrowing capacity and anticipated funds from operations, are adequate to satisfy all short-term obligations and the internal growth objectives of the Company.

                            CASH FLOW

Operating Activities

         Operating activities generated $13,381,587 in 1995, compared to $10,228,962 in 1994. Depreciation and amortization increased mainly due to the increase in capital expenditures and the amortization of goodwill related to the Hirsh acquisition. Accounts receivable decreased due to improved collections on past due accounts. Inventories decreased during the year mainly in the finished goods area after rising in 1994 due to new product introductions. Prepaid expense increased mainly due to the Company implementing improved internal control procedures relating to tooling and repair supplies, which resulted in a prepaid supplies asset of $697,000. Certain sales expenditures relating to future periods also increased prepaid expenses. Decreases in accounts payable and accrued expenses were primarily caused by the timing of when payments for the liabilities were due. Reduction of certain accrued selling expenses in association with the combining of sales forces also reduced accrued expenses by $637,000.

Investing Activities

         Investing activities used $5,603,294 in 1995 compared to $34,301,408 in 1994 when the Hirsh Company was purchased for $29,270,859. In 1995 capital expenditures were $4,709,920 which is comparable to the $4,331,554 in 1994, and expenditures during 1996 are expected to remain at lower levels than in 1993 when the Company completed many large projects and purchased a facility for powder coat painting.

Financing Activities

         Financing activities used $7,817,582 in 1995, compared to generating $24,119,054 in 1994, when the Company increased long term debt by $27,250,000 to help finance the acquisition of Hirsh. The Company reduced debt by $4,200,000 in 1995, causing the total debt to ending equity ratio to be 49 percent compared to 59 percent last year. The Company received $115,780 from the issuance of common stock to employees exercising options issued under the Company's stock option plan, compared to $242,547 in 1994. Cash dividend payments totaled $0.66 per share on Common Stock and $0.60 on Class B Common Stock. At June 30, 1995 the Company had $35,800,000 outstanding on the $47,500,000 long-term revolving credit agreement. The Company will use long-term debt to the point where financial flexibility is preserved and undue financial risk is not incurred.

       ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Immediately following are the consolidated balance sheets of the Company and its subsidiaries as of June 30, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1995, the notes thereto, summary of accounting policies, and the independent auditors' report.

           Knape & Vogt Manufacturing Company and Subsidiaries
                      Consolidated Balance Sheets


_____________________________________________________________________________
Year Ended June 30,                            1995                  1994
_____________________________________________________________________________

Assets:
Current Assets:
     Cash and equivalents               $       604,106        $     620,224
     Accounts receivable, less
       allowances of $586,000
       and $842,000, respectively            27,045,057           27,156,643
     Inventories (Note 3)                    28,347,023           29,812,594
     Prepaid expenses                         3,210,231            1,595,047
_____________________________________________________________________________
Total Current Assets                         59,206,417           59,184,508
_____________________________________________________________________________
Property and Equipment:
     Land and improvements                    1,980,621            1,978,242
     Buildings                               18,066,497           17,598,164
     Machinery and equipment                 65,682,720           62,829,646
_____________________________________________________________________________
                                             85,729,838           82,406,052
     Less accumulated depreciation           33,654,435           28,692,615
_____________________________________________________________________________
Net Property and Equipment                   52,075,403           53,713,437
_____________________________________________________________________________
Goodwill, net                                19,422,953           19,935,890
_____________________________________________________________________________
Other Assets                                  4,592,784            4,184,411
_____________________________________________________________________________
                                           $135,297,557         $137,018,246


      See accompanying notes to consolidated financial statements



           Knape & Vogt Manufacturing Company and Subsidiaries
                     Consolidated Balance Sheets

_______________________________________________________________________________
Year Ended June 30,                                1995              1994
_______________________________________________________________________________

Liabilities and Stockholders' Equity:

Current Liabilities:
     Accounts payable                          $ 7,552,129       $ 8,599,798
     Accruals:
          Income and other taxes                 1,337,920         1,643,960
          Compensation                           2,234,668         2,579,402
          Retirement plan contributions            605,399           770,948
          Miscellaneous                          1,679,548         3,018,397
     Current portion of long-term
      debt (Note 4)                                      -         3,000,000
_______________________________________________________________________________
Total Current Liabilities                       13,409,664        19,612,505

Supplemental Retirement Benefits
 (Notes 6 and 7)                                 1,439,167         1,326,727

Long-Term Debt, less current portion
 (Note 4)                                       35,800,000        37,000,000

Deferred Lease Costs                             2,885,090         3,394,324

Deferred Income Taxes (Note 9)                   9,049,800         7,710,800
_______________________________________________________________________________
Total Liabilities                               62,583,721        69,044,356
_______________________________________________________________________________
Commitments (Notes 6, 7 and 8)

Stockholders' Equity (Notes 4, 10 and 11)
     Stock:
          Common, $2 par - 6,000,000 shares
            authorized; 3,295,496 and
            2,976,027 issued                    6,590,992          5,952,054
          Class B common, $2 par -
            4,000,000 shares authorized;
            2,584,418 and 2,362,300 issued      5,168,836          4,724,600
          Preferred, 2,000,000 shares
            authorized and unissued                     -                  -
     Additional paid-in capital                33,065,773         23,899,422
     Retained earnings                         29,205,000         34,826,969
     Cumulative foreign currency
       translation adjustment                  (1,316,765)        (1,429,155)
_______________________________________________________________________________
Total Stockholders' Equity                     72,713,836         67,973,890
_______________________________________________________________________________
                                             $135,297,557       $137,018,246


See accompanying notes to consolidated financial statements.



             Knape & Vogt Manufacturing Company and Subsidiaries
                Consolidated Statements of Income

______________________________________________________________________________
Year ended June 30,             1995             1994             1993
______________________________________________________________________________
Net Sales                       $183,042,266     $159,875,487     $123,406,511

Cost of Sales                    138,135,046      117,648,118       88,764,419
______________________________________________________________________________
Gross profit                      44,907,220       42,227,369       34,642,092
______________________________________________________________________________
Expenses:
     Selling and shipping         22,296,087       21,095,652       17,070,261
     Administrative and general    7,488,902        6,742,519        6,574,659
     Restructuring expense
      (Note 5)                             -                -        1,529,000
______________________________________________________________________________
Total expenses                    29,784,989       27,838,171       25,173,920
______________________________________________________________________________
Operating income                  15,122,231       14,389,198        9,468,172
______________________________________________________________________________
Other Expenses:
     Interest                      2,478,941        1,444,230          779,294
     Other, net                      175,152          296,692          135,746
______________________________________________________________________________
Total other expenses               2,654,093        1,740,922          915,040
______________________________________________________________________________
Income before income taxes        12,468,138       12,648,276        8,553,132

Income Taxes (Note 9)              4,223,000        4,492,000        3,035,000
______________________________________________________________________________
Net Income                        $8,245,138       $8,156,276       $5,518,132
______________________________________________________________________________
Net Income Per Share
 (Notes 5 and 11)                     $ 1.40           $ 1.39            $ .94
______________________________________________________________________________
Weighted Average Shares
 Outstanding (Note 11)             5,890,931        5,877,959        5,856,952
______________________________________________________________________________
Dividends Per Share (Note 11)
     Common stock                       $.66             $.60             $.60
     Class B common stock                .60             .545             .545
______________________________________________________________________________

     See accompanying notes to consolidated financial statements.



               Knape & Vogt Manufacturing Company and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
______________________________________________________________________________

                                                                   Cumulative
                                                                   foreign
                                       Additional                  currency
                           Common      paid-in      Retained       translation
                           stock       capital      earnings       adjustment
______________________________________________________________________________
Balance, July 1, 1992     $ 9,605,596    $15,568,272   $36,545,656     $347,774
     Net income for 1993            -              -     5,518,132            -
     Cash dividends                 -              -    (3,360,108)           -
     10% stock dividend
      (Note 11)               961,396      7,691,168    (8,659,494)           -
     Stock issued under
      stock option plan
      (Note 10)                76,998        430,099             -            -
     Foreign currency
      translation adjustment        -              -             -     (849,527)
_______________________________________________________________________________
Balance, June 30, 1993     10,643,990     23,689,539    30,044,186     (501,753)
     Net income for 1994            -              -     8,156,276            -
     Cash dividends                 -              -    (3,373,493)           -
     Stock issued under
      stock option plan
      (Note 10)                32,664        209,883             -            -
     Foreign currency
      translation adjustment        -              -             -     (927,402)
________________________________________________________________________________
Balance, June 30, 1994     10,676,654     23,899,422    34,826,969   (1,429,155)
     Net income for 1995            -              -     8,245,138            -
     Cash dividends                 -              -    (3,722,814)           -
     10% stock dividend
      (Note 11)             1,066,710      9,067,035   (10,144,293)           -
     Stock issued under
      stock option
      plan (Note 10)           16,464         99,316             -            -
     Foreign currency
      translation adjustment        -              -             -      112,390
________________________________________________________________________________
Balance, June 30, 1995    $11,759,828    $33,065,773   $29,205,000  $(1,316,765)
________________________________________________________________________________

     See accompanying notes to consolidated financial statements.



              Knape & Vogt Manufacturing Company and Subsidiaries
                    Consolidated Statements of Cash Flows


______________________________________________________________________________
Year ended June 30,                    1995           1994          1993
______________________________________________________________________________
Operating Activities
     Net income                        $8,245,138     $8,156,276    $5,518,132
     Adjustments to reconcile net
      income to net cash from
      operating activities:
          Depreciation                  6,366,989     5,722,200      4,350,764
          Amortization                  1,022,047       836,048        669,731
          Deferred income taxes         1,339,000       765,000        522,000
          Supplemental retirement
           benefits                       112,089       (23,717)       116,942
          Deferred lease costs           (509,234)     (289,814)             -
          Changes in operating assets
           and liabilities, excluding
           the effect of acquisition:
             Accounts receivable and
              other receivables          150,600     (3,192,023)    (2,271,821)
             Inventories               1,514,489     (1,184,019)    (1,629,062)
             Prepaid expenses         (1,612,824)       222,198         39,844
             Accounts payable         (1,071,114)    (1,446,237)      (285,154)
             Accruals                 (2,175,593)       663,050       (104,930)
_______________________________________________________________________________
Net cash from operating activities    13,381,587     10,228,962      6,926,446
_______________________________________________________________________________
Investing Activities
     Additions to property and
      equipment                       (4,709,920)    (4,331,554)   (12,515,093)
     Sales of property and equipment      20,388         39,849        112,109
     Payments for purchase of
      subsidiary                               -    (29,270,859)             -
     Payments for other assets          (913,762)      (738,844)      (285,804)
_______________________________________________________________________________
Net cash for investing activities     (5,603,294)   (34,301,408)   (12,688,788)
_______________________________________________________________________________
Financing Activities
     Additions to long-term debt               -     27,250,000      6,750,000
     Payments on long-term debt       (4,200,000)             -              -
     Proceeds from issuance of
      common stock                       115,780        242,547        507,097
     Purchase of common stock            (10,548)             -         (6,930)
     Cash dividends paid              (3,722,814)    (3,373,493)    (3,360,108)
_______________________________________________________________________________
Net cash from (for) financing
 activities                           (7,817,582)    24,119,054      3,890,059
_______________________________________________________________________________
Effect of Exchange Rate Changes
 on Cash                                  23,171        (57,065)      (103,684)
_______________________________________________________________________________
Net Decrease in Cash and Equivalents     (16,118)       (10,457)    (1,975,967)

Cash and Equivalents, beginning
 of year                                 620,224        630,681      2,606,648
_______________________________________________________________________________
Cash and Equivalents, end of year       $604,106       $620,224       $630,681
_______________________________________________________________________________

     See accompanying notes to consolidated financial statements.


       Knape & Vogt Manufacturing Company and Subsidiaries
            Notes to Consolidated Financial Statements




1.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Knape & Vogt Manufacturing Company and its wholly-owned subsidiaries (Company). All material intercompany balances, transactions and stockholdings have been eliminated in consolidation.

Foreign Currency Translation

The accounts of the foreign subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. Assets and liabilities are translated at year-end exchange rates. Income and expense accounts are translated at average exchange rates in effect during the year. Adjustments relating to the translation process are accumulated and reported in the stockholders' equity section as a Cumulative Foreign Currency Translation Adjustment.

Cash Equivalents

All highly liquid debt instruments with a maturity of three months or less when purchased are classified as cash equivalents.

Inventories

Inventories are stated at the lower of FIFO (first-in, first-out) cost or market for 87% of the inventories at June 30, 1995 and 1994. The Company has one subsidiary on LIFO (last-in, first-out) cost, the inventory value of which was approximately $418,000 and $417,000 lower than it would have been under FIFO at June 30, 1995 and 1994, respectively.

Property, Equipment, Depreciation and Amortization

Property and equipment are stated at cost after elimination of fully depreciated items. For financial reporting purposes, depreciation is computed over the estimated useful lives of the assets by the straight-line method.
For income tax purposes, accelerated depreciation methods and shorter useful lives are used.

Goodwill

Goodwill represents the amount by which the cost of businesses purchased exceeds the fair value of the net assets acquired. Goodwill is amortized over a period of 40 years using the straight-line method. Accumulated amortization of goodwill was $840,765 and $327,828 at June 30, 1995 and 1994, respectively. The Company periodically reviews goodwill for impairment based upon undiscounted net income over the remaining life of the goodwill.

       Knape & Vogt Manufacturing Company and Subsidiaries
            Notes to Consolidated Financial Statements


Deferred Lease Costs

Deferred lease costs arising from an acquisition represent the excess of actual rent payments on an operating lease over the current market rental rate. The deferred lease cost is amortized over 69 months, the remaining life of the lease.

Employee Retirement Plans

The Company has pension and profit-sharing plans covering substantially all employees. The Company's policy is to fund pension costs for the plan in amounts which equal or exceed the ERISA minimum requirements.

The Company has a supplemental retirement program for officers. The cost of the supplemental program is actuarially determined and is accrued but not funded.

Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities for tax and financial reporting purposes and are recorded based on enacted tax rates in effect when the temporary differences are expected to reverse.

Earnings Per Share

Earnings per share are computed on the weighted average number of the combined common and Class B common shares outstanding during each year. Earnings per share is computed using the treasury stock method, under which the number of shares outstanding reflects the assumed repurchase of shares of the Company's common stock with the proceeds from the assumed exercise of outstanding stock options.

       Knape & Vogt Manufacturing Company and Subsidiaries
            Notes to Consolidated Financial Statements


2.   Acquisition

On November 30, 1993, the Company acquired all of the issued and outstanding capital stock of The Hirsh Company (Hirsh). Located in Skokie, Illinois, Hirsh is a manufacturer of steel shelving products, home workshop items, closet storage systems and other storage products. Hirsh is being operated as a subsidiary of the Company. The stock of Hirsh was purchased with cash, and in connection with the acquisition, the Company contributed to the capital of Hirsh to repay all of its outstanding in-debtedness. The Company's aggregate acquisition cost was $29,270,859, and the funds required for the acquisition were borrowed under the Company's $47,500,000 line of credit with a local bank. The transaction was accounted for as a purchase; therefore, the results of the operations for Hirsh since the acquisition date are included in the accompanying consolidated financial statements.

Unaudited pro forma results for 12 months of operations, as if the acquisition had occurred July 1, 1992, are as follows:


June 30,                                      1994               1993
______________________________________________________________________________
Net sales                                     $180,443,714       $167,227,665
Net income                                       8,339,434          5,096,004
Net income per share                                  1.42                .87
______________________________________________________________________________


       Knape & Vogt Manufacturing Company and Subsidiaries
            Notes to Consolidated Financial Statements


3.   Inventories

Inventories are summarized as follows:

June 30,                                      1995               1994
______________________________________________________________________________

Finished products                             $16,187,481        $17,567,512
Work in process                                 3,538,217          3,855,509
Raw materials and supplies                      8,621,325          8,389,573
______________________________________________________________________________
                                              $28,347,023        $29,812,594


4.   Long-Term Debt

June 30,                                      1995               1994
______________________________________________________________________________
Note payable to insurance company             $         -        $3,000,000
Bank revolving credit agreement                35,800,000        37,000,000
______________________________________________________________________________
                                               35,800,000        40,000,000
Less current portion                                    -         3,000,000
______________________________________________________________________________
Long-term debt, less current portion          $35,800,000       $37,000,000
______________________________________________________________________________


The Company has an unsecured revolving credit agreement which provides for loans up to $47,500,000 with interest at 55 basis points above the federal funds rate (effectively 6.5% at June 30, 1995). There was a $35,800,000 balance on the revolving credit at June 30, 1995. The agreement contains, among other things, covenants requiring the Company to maintain working capital of at least $20,000,000, tangible net worth of not less than $40,000,000 and a ratio of total liabilities to net worth that is not more than 1.25 to 1. The revolving credit is required to be repaid by November 1, 1996. Annually, the Company may request that the maturity of the revolving credit be extended by another year.

5.   Restructuring Expense

Operating expenses in the year ended June 30, 1993, include a charge of $1,529,000 for a restructuring program designed to reduce cost and improve operating efficiencies at Roll-it. The program included closing the Vancouver, British Columbia warehouse, a writedown of inventory, severance payments that are part of the downsizing and costs incurred in hiring a new general manager, sales manager and controller. The restructuring charge reduced 1993 net income by $963,000 or $.16 per share.

6.   Retirement Plans

The Company has several noncontributory defined benefit pension plans and defined contribution plans covering substantially all of its employees. The defined benefit plans provide benefits based on the participants' years of service. The Company's funding policy for defined benefit plans is to make annual contributions which equal or exceed regulatory requirements. The Company's board of directors annually approves contributions to defined contribution plans.

             Knape & Vogt Manufacturing Company and Subsidiaries
                        Notes to Financial Statements


The Company also has a supplemental retirement program for designated officers of the Company which also includes death and disability benefits.

The cost of retirement benefits is as follows:


June 30,                                1995           1994          1993
_______________________________________________________________________________
Discretionary profit-sharing            $  576,558     $  741,187    $  717,076
Pension                                    301,349        257,597       259,714
Supplemental retirement                    158,442        132,200       129,672
_______________________________________________________________________________
                                        $1,036,349     $1,130,984    $1,106,462


Net periodic cost for the pension plans included the following components:

June 30,                                1995           1994          1993
_______________________________________________________________________________
Service cost - benefits earned
 during the period                      $ 251,503      $ 204,733     $  223,062
Interest cost on projected benefit
 obligation                               726,789        711,826        657,689
Actual return on plan assets             (930,192)       (25,277)      (644,142)
Net deferral and amortization of
 unrecognized amounts                     253,249       (633,685)        23,105
_______________________________________________________________________________
Net periodic pension cost              $  301,349      $ 257,597     $  259,714
_______________________________________________________________________________

           Knape & Vogt Manufacturing Company and Subsidiaries
               Notes to Consolidated Financial Statements


The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation of the pension plans was 8.5% at June 30, 1995 and 1994 and 9.0% at June 30, 1993. The expected long-term rate of return on plan assets was 8.5%. The funded status of the pension plans is as follows:


June 30,                                             1995            1994
______________________________________________________________________________
Actuarial present value of benefit
  obligations:

  Accumulated and projected benefit
    obligation, vested benefits of
    $8,790,594 and $8,246,326                        $8,890,564     $8,319,626

  Plan assets at fair value, primarily equity
    securities and fixed income funds                 9,169,454      8,348,590
______________________________________________________________________________
Plan assets in excess of projected benefit
  obligations                                           278,890         28,964
______________________________________________________________________________
Unrecognized net obligations:

  Unrecognized net loss                                 853,808        749,409

  Unrecognized prior service cost                       981,820      1,241,254

  Unrecognized transition net asset, being
    recognized over 15.4 years                         (456,900)      (511,300)
_______________________________________________________________________________
Unrecognized net obligations                          1,378,728      1,479,363
______________________________________________________________________________
Prepaid pension cost included in other
     assets                                          $1,657,618     $1,508,327
______________________________________________________________________________


             Knape & Vogt Manufacturing Company and Subsidiaries
                 Notes to Consolidated Financial Statements




7.   Postretirement Health Care Benefits

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Although it applies to all forms of postretirement benefits except pensions, the statement focuses principally on postretirement health care benefits. This statement changed the prevalent practice of cash basis accounting for postretirement benefits by requiring the accrual, during the employee's years of service, of the expected cost of providing benefits to an employee and the employee's beneficiaries and covered dependents. On July 1, 1992, the Company adopted SFAS No. 106 on a prospective basis. The transition obligation represents the difference between the Company's July 1, 1992, accrued postretirement benefit costs prior to the adoption of SFAS No. 106 and the Plan's unfunded liability as of that date. The transition liability at July 1, 1992, was $1,877,207 and will be amortized over 20 years. During fiscal year 1994, the Company revised the eligibility definition for benefits. This reduced the liability as of July 1, 1993 by $916,457. This decrease in the liability is being amortized over 15 years, the average remaining service period of the active employees. The components of net periodic postretirement benefit cost are as follows:


Year ended June 30,                       1995          1994         1993
______________________________________________________________________________
Service cost - benefits earned during
     the year                             $107,493      $114,233     $ 71,792
Interest cost on projected benefit
     obligation                            144,266       134,645      153,370
Amortization of transition liability
     over 20 years                          93,861        93,861       93,861
Amortization of prior service costs
     over 15 years                         (57,279)      (25,561)           -
Amortization of unrecognized net
     loss                                   37,162             -            -
______________________________________________________________________________
Net postretirement health care cost       $325,503      $317,178     $319,023
______________________________________________________________________________


          Knape & Vogt Manufacturing Company and Subsidiaries
               Notes to Consolidated Financial Statements


A reconciliation of the accumulated postretirement benefit obligation to the liability recognized in the consolidated balance sheets are as follows:


June 30,                                              1995        1994
______________________________________________________________________________
Accumulated postretirement benefit obligation:
     Active participants                             $1,010,493   $  968,795
     Retirees                                           731,874      793,155
______________________________________________________________________________
                                                      1,742,367    1,761,950
Unrecognized transition obligation                   (1,595,624)  (1,689,485)
______________________________________________________________________________
                                                        146,743       72,465
Unrecognized net loss                                  (682,130)    (811,643)
Unrecognized prior service cost                         801,899      859,178
______________________________________________________________________________
Postretirement health care liability                 $  266,512   $  120,000
______________________________________________________________________________

The actuarial calculation assumes a health care inflation assumption of 10.9% in 1994 and grades down uniformly to 6.5% in 2002 and remains level thereafter. The health care cost trend rate has an effect on the amounts reported. Increasing the health care inflation rate by 1% would increase the June 30, 1995, accumulated postretirement benefit obligation by $111,077, and the 1995 net postretirement health care cost by $24,245. The discount rate used in determining the accumulated postretirement benefit obligation was 8.5%. The Company's postretirement health care plans are not funded. Prior to 1993, the cost of providing postretirement benefits was expensed as incurred.

          Knape & Vogt Manufacturing Company and Subsidiaries
               Notes to Consolidated Financial Statements


8.   Lease Commitments

The Company is leasing certain real property under the terms of five to fifteen year leases.

Future minimum payments are as follows:


Year ending June 30,
______________________________________________________________________________
1996                                                     $1,967,838
1997                                                      2,002,446
1998                                                      2,093,101
1999                                                      2,221,968
2000                                                      2,082,176
Thereafter                                                1,977,422
______________________________________________________________________________
                                                        $12,344,951


Rent expense under all operating leases was approximately $2,665,000, $2,023,000 and $1,208,000 in 1995, 1994 and 1993, respectively.


9.   Income Taxes

The components of consolidated income tax expense are as follows:


Year ended June 30,                    1995           1994          1993
______________________________________________________________________________
Current:
     United States                     $2,298,000     $2,942,000    $2,877,000
     Foreign                              503,000        682,000      (455,000)
     State and local                       83,000        103,000        91,000
______________________________________________________________________________
Total current                           2,884,000      3,727,000     2,513,000
______________________________________________________________________________
Deferred:
     United States                      1,208,000        609,000       468,000
     Foreign                              121,000         15,000        24,000
     State and local                       10,000        141,000        30,000
______________________________________________________________________________
Total deferred                          1,339,000        765,000       522,000
______________________________________________________________________________
Income tax expense                    $ 4,223,000    $ 4,492,000   $ 3,035,000
______________________________________________________________________________


The difference between the effective tax rates of 34%, 36% and 35% in 1995, 1994 and 1993, respectively, and the federal statutory rate of 34% is due to foreign, state and local income taxes.

       Knape & Vogt Manufacturing Company and Subsidiaries
            Notes to Consolidated Financial Statements



The reduction of consolidated income tax expense in 1995 is due to the use of research and development and foreign tax credits. The Company has not provided for United States income taxes on undistributed earnings of foreign subsidiaries. Earnings are being reinvested, the remittance of which has been indefinitely postponed. In the event these earnings were remitted to the Company, foreign tax credits would be used to offset a substantial portion of the United States income taxes.

The sources of the net deferred income tax liability are as follows:


June 30,                                      1995             1994
______________________________________________________________________________
Depreciation of property and
     equipment                                $9,713,000       $9,610,000
Inventory valuation reserves                     427,000          532,000
Net operating loss carryforward expiring
     through 2008                             (1,179,000)      (1,910,000)
Other                                             88,800         (521,200)
______________________________________________________________________________
                                              $9,049,800       $7,710,800
______________________________________________________________________________

10.  Stock Option Plan

The 1987 Stock Option Plan grants key employees of the Company options to purchase shares of common stock. Options were granted at or above the market price of the Company's common stock on the date of the grant, are exercisable from that date and terminate ten years from the grant date. The plan, as amended in October 1994 and in October 1991, authorized a total of 300,000 shares to be available for issuance under the plan.

Transactions are as follows:


                                        1995         1994         1993
______________________________________________________________________________
Options outstanding,
     beginning of year                  103,411          85,070         85,130
Granted                                  32,250          36,000         31,500
Exercised                                (8,232)        (16,332)       (38,499)
Forfeited                                (7,430)         (1,327)          (750)
10% stock dividend                        9,946               -          7,689
______________________________________________________________________________
Options outstanding and
     exercisable, end of year           129,945         103,411         85,070
______________________________________________________________________________
Options price range, end
     of year (adjusted for
     10% stock dividend)            $9.58-20.00     $9.58-18.41    $9.58-15.00
Options available for
     grant, end of year                  90,917          14,018         48,691
______________________________________________________________________________

              Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

11.  Stockholders' Equity

On August 19, 1994 and August 19, 1992, the board of directors declared 10% stock dividends of the Company's common stock and Class B common stock. Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the 10% stock dividend.

The Company has three classes of stock, common stock, Class B common stock and unissued preferred stock. Each share of common stock entitles the holder thereof to one vote on all matters submitted to the shareholders. Each share of Class B common stock entitles the holder to ten votes on all such matters, except that the holders of common stock are entitled to elect, voting separately as a class, at least one quarter of the Company's directors to be elected at each meeting held for the election of directors. In all other instances, holders of common stock and Class B common stock vote together, except for matters affecting the powers, preferences or rights of the respective classes or as otherwise required under the Michigan Corporation Act. With respect to dividend rights, each share of common stock is entitled to cash dividends at least ten percent (10%) higher than those payable on each share of Class B common stock. Class B common stock is subject to certain restrictions on transfer, but is convertible into common stock on a share-for-share basis at anytime.

12.     Supplemental Cash Flows Information

Total interest paid during the years ended June 30, 1995, 1994 and 1993, was $2,452,649, $1,319,657 and $769,600, respectively.

Total income taxes paid during the years ended June 30, 1995, 1994 and 1993, were $3,375,972, $2,739,174 and $3,993,716, respectively.

13.  Concentration of Credit and Significant Customers

The Company operates principally in one industry: the design, manufacture and distribution of storage products including decorative and utility shelving systems, drawer slides, home workshop items, kitchen and closet storage products, cabinet hardware and store fixtures. The Company primarily sells its products to customers in the retail hardware and cabinet manufacturing industries. No single customer accounts for more than 10% of consolidated sales. The Company performs ongoing credit evaluations and maintains reserves for potential credit losses.

                Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements


14.  Foreign Operations

The Company has operations in the United States and Canada:

Year ended June 30,              1995             1994             1993
_______________________________________________________________________________
Net sales:
     United States               $149,027,126     $132,348,494     $103,715,926
     Canada                        34,015,140       27,526,993       19,690,585
_______________________________________________________________________________
                                 $183,042,266     $159,875,487     $123,406,511
_______________________________________________________________________________
Operating income:
     United States                $13,412,124      $12,440,250      $10,857,504
     Canada                         1,710,107        1,948,948       (1,389,332)
_______________________________________________________________________________
                                  $15,122,231      $14,389,198       $9,468,172
_______________________________________________________________________________
Total assets:
     United States               $115,120,879     $117,567,637      $81,135,046
     Canada                        20,176,678       19,450,609       15,811,922
_______________________________________________________________________________
                                 $135,297,557     $137,018,246      $96,946,968
_______________________________________________________________________________


                   Independent Auditors' Report


Board of Directors
Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Knape & Vogt Manufacturing Company and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knape & Vogt Manufacturing Company and subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.






BDO Seidman, LLP
Grand Rapids, Michigan
July 31, 1995

         ITEM 9--DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No changes in, or disagreements with, the Company's accountants occurred, requiring disclosure under Item 304 of Regulation S-K.


                             PART III

          ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Directors of Registrant. Information relating to directors and director nominees of the Company, contained in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held October 20, 1995, and filed pursuant to Regulation 14A, is incorporated herein by reference.

    Executive Officers of Registrant. Information relating to the executive officers of the Company is included in Part I of this Form 10-K.

                      ITEM 11--EXECUTIVE COMPENSATION

    The information under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," and "Aggregated Stock Option Exercises in Fiscal 1995 and Year End Option Values," is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 20, 1995, filed pursuant to Regulation 14A.

    ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the captions "Voting Securities and Principal Shareholders" and "Directors and Nominees" is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 20, 1995, filed pursuant to Regulation 14A.

           ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the caption "Directors and Nominees" is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 20, 1995, filed pursuant to Regulation 14A.


                             PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  (1) Financial Statements

          The following financial statements and schedules, all of which are set forth in Item 8, are filed as part of this report.

                                                   Page Number in
                                                     10-K Report

     Consolidated Balance Sheets . . . . . . . . . . . . . . . 12
     Consolidated Statements of Income . . . . . . . . . . . . 14
     Consolidated Statements of Stockholders' Equity . . . . . 15
     Consolidated Statements of Cash Flows . . . . . . . . . . 16
     Summary of Accounting Policies. . . . . . . . . . . . . . 17
     Notes to Consolidated Financial Statements. . . . . . . . 19
     Independent Auditors' Report. . . . . . . . . . . . . . . 29

          (2)  Financial Statement Schedule

          The following financial statement schedule and related Independent Auditors' Report on such schedule are included in this Form 10-K on the pages noted.

                                                             Page Number in
                                                               10-K Report

     Independent Auditors' Report on such schedule . . . . . . . . . . . 32
     Schedule II -- Valuation and Qualifying Accounts and Reserves . . . 33
     Consent of Independent Certified Public Accountants . . . . . . . . 35

     All other schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

          (3)  Exhibits

          Reference is made to the Exhibit Index which is found on page 37 of this Form 10-K Annual Report.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 1995.

             Independent Auditors' Report on Schedule



Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

The audits referred to in our report dated July 31, 1995, relating to the consolidated financial statements of Knape & Vogt Manufacturing Company which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying table of contents. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.




BDO Seidman, LLP
Grand Rapids, Michigan
July 31, 1995

             Knape & Vogt Manufacturing Company and Subsidiaries
         Schedule II - Valuation and Qualifying Accounts and Reserves

______________________________________________________________________________
 Column A             Column B      Column C additions     Column D     Column E
______________________________________________________________________________
                          Balance,   Charged to   Charged to             Balance
                          beginning  costs and    other      Deductions  end of
Description               of period  expenses(1)  accounts      (1)      Period
______________________________________________________________________________
Year ended June 30, 1995:
 Allowances deducted
 from assets:
  Accounts receivable for:
   Doubtful accounts      $625,886   $184,408     $ -       $440,749   $369,545
   Cash discounts          216,000          -     $ -              -    216,000
________________________________________________________________________________
                          $841,886   $184,408     $ -       $440,749   $585,545
________________________________________________________________________________


     (1) Write-off of doubtful accounts and collections on accounts previously written off, including overall reduction in allowance balance.


             Knape & Vogt Manufacturing Company and Subsidiaries
        Schedule II - Valuation and Qualifying Accounts and Reserves


______________________________________________________________________________
  Column A               Column B   Column C additions      Column D   Column E
______________________________________________________________________________
                         Balance    Charged to   Charged to             Balance,
                         beginning  costs and    other      Deductions  end of
Description              of period  expenses(1)  accounts(2)   (1)      period
______________________________________________________________________________
Year ended June 30, 1994:
 Allowances deducted from
 assets:
  Accounts receivable for:
   Doubtful accounts     $286,730   $66,744       $306,847   $34,435   $625,886
   Cash discounts         190,000    26,000              -         -    216,000
________________________________________________________________________________
                         $476,730  $ 92,744       $306,847  $ 34,435   $841,886
________________________________________________________________________________
Year ended June 30, 1993:
 Allowances deducted from
 assets:
  Accounts receivable for:
   Doubtful accounts     $285,560  $495,263              -  $494,093   $286,730
   Cash discounts         167,000   $23,000              -         -    190,000
________________________________________________________________________________
                         $452,560  $518,263      $       -  $494,093   $476,730
________________________________________________________________________________


     (1) Write-off of doubtful accounts and collections on accounts previously written off.

     (2)  Allowances related to acquisition in fiscal year 1994.


            Consent of Independent Certified Public Accountants

We hereby consent to the incorporation by reference of our reports dated July 31, 1995 relating to the consolidated financial statements and schedule of Knape and Vogt Manufacturing Company, appearing in that Corporation's annual report on Form 10-K for the year ended June 30, 1995, in that corporation's previously filed Form S-8 Registration Statements (file numbers 33-20227, 33-43704, 33-88206 and 33-88212).






BDO Seidman, LLP
Grand Rapids, Michigan
September 15, 1995

                                SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        KNAPE & VOGT MANUFACTURING COMPANY


                                        By  /s/Raymond E. Knape
                                        Raymond E. Knape, Chairman and Chief
                                        Executive Officer

Date:  September 15, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 15, 1994, by the following persons on behalf of the registrant in the capacities indicated. Each director or officer of the registrant, whose signature appear below, hereby appoints Raymond E. Knape and Richard C. Simkins, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director or officer of the registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.


/s/ Raymond E. Knape                   /s/ Richard C. Simkins
Raymond E. Knape, Chief Executive      Richard C. Simkins, Principal Financial
Officer and Director                   and Accounting Officer and Director


/s/ Allan E. Perry                      /s/ Richard S. Knape
Allan E. Perry, Director                Richard S. Knape, Director


                                        /s/ John E. Fallon
Mary Rita Cuddohy, Director             John E. Fallon, Director


/s/ Herbert F. Knape                    /s/ Robert T. Kroon
Herbert F. Knape, Director              Robert T. Kroon, Director

                      KNAPE & VOGT MANUFACTURING COMPANY
                          ANNUAL REPORT - FORM 10-K

                               EXHIBIT INDEX


                                                                         Page

3(a) Certificate of Amendment to the Articles of Incorporation, and the Restated Articles of Incorporation of the Company, which was filed as Exhibit 3(a) of the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1987, is incorporated by reference.

3(b) Bylaws, filed as Exhibit 3(b) of the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1987, is incorporated by reference.

10(a)   Supplemental Executive Retirement Plan, which was filed as
        Exhibit 10 of the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1981, is incorporated by reference.

10(b) Knape & Vogt Manufacturing Company 1987 Stock Option Plan, effective October 16, 1987, which was filed as Exhibit I to Registrant's definitive Proxy Statement dated September 23, 1987, is incorporated by reference.

10(c) Knape & Vogt Manufacturing Company Employees' Retirement Savings Plan (July 1, 1989 Restatement), as amended, which was filed as Exhibit 99 to Registrant's Registration Statement on Form S-8 (Reg. No. 33-88212), is incorporated by reference.

18      Letter Regarding Change in Accounting Principles.

21      Subsidiaries of Registrant.

24      Power of Attorney (Included on page 36).

27      Financial Data Schedule

Mr. Richard C. Simkins                               July 28, 1995
Vice President, Finance,
 Secretary and Treasurer
Knape & Vogt Manufacturing Company
2700 Oak Industrial Drive, N.E.
Grand Rapids, Michigan  49505-6081

Dear Mr. Simkins:

As stated in the annual report of Knape & Vogt Manufacturing Company (Company) the year ended June 30, 1995, for the Company changed its method of accounting for repair parts from an expense when purchased method to an expense when used method because such method results in a better matching of revenues and expenses. The Company believes that the impact of this change is not material to its 1995 financial statements. However, pursuant to paragraph 29 of Accounting Principles Board Opinion No. 28, the Company will disclose in its 1995 annual report the impact of this change on its result of operations for the quarter ended June 30, 1995.

In connection with our audit of the financial statements, included in the above mentioned annual report, we have evaluated the circumstances and the business judgment and planning which formulated your basis to make the change in accounting principle.

It should be understood that criteria have not been established by the Financial Accounting Standards Board for selecting from among the alternative accounting principles that exist in this area. Further, the American Institute of Certified Public Accountants has not established the standard by which an auditor can evaluate the preferability of one accounting principle among a series of alternatives. However, for purposes of the Company's compliance with the requirements of the Securities and Exchange Commission, we are furnishing this letter.

Based on our audit, we concur in management's judgment that the newly adopted accounting principle described in the annual report of the Company is preferable in the circumstances. In formulating this position, we are relying on management's business planning and judgment, which we do not find to be unreasonable.

Very truly yours,


BDO Seidman, LLP





                            EXHIBIT 18

        SCHEDULE OF SUBSIDIARIES OF KNAPE & VOGT MANUFACTURING COMPANY


Knape & Vogt Canada, Inc. (organized under the laws of Ontario, Canada)

Modar, Inc. (organized under the laws of Michigan)

Feeny Manufacturing Company (organized under the laws of Michigan)

The Hirsh Company (organized under the laws of Illinois)





                            EXHIBIT 21