Form 10-Q
period 1995-09-30
KNAPE & VOGT MANUFACTURING CO
filed 1995-11-06
CIK 56362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1995

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

                                YES X NO ______

        3,299,918 common shares were outstanding as of November 3, 1995. 2,581,151 Class B common shares were outstanding as of November 3, 1995.

              KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets
--September 30, 1995 (Unaudited) and June 30, 1995............................2

Condensed Consolidated Statements of Income (Unaudited)
--Three Months Ended September 30, 1995 and 1994..............................3

Condensed Consolidated Statements of Cash Flows (Unaudited)
--Three Months Ended September 30, 1995 and 1994..............................4

Notes to Condensed Consolidated Financial Statements..........................5

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.........................................6-7

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................8

SIGNATURES ...................................................................8

              KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        September 30, 1995                  June 30, 1995
                                                                        -------------------                ---------------
                                                                                (Unaudited)

Assets
         Cash and equivalents                                              $      1,332,513               $        604,106
         Accounts receivable - net                                               28,305,857                     27,045,057
         Inventories                                                             30,087,933                     28,347,023
         Other current asset                                                      3,296,146                      3,210,231
                                                                           ----------------               ----------------
                  Total Current assets                                           63,022,449                     59,206.417
                                                                           ----------------               ----------------

         Property, plant and equipment                                           86,766,575                     85,729,838
         Less accumulated depreciation                                           35,373,803                     33,654,435
                                                                           ----------------               ----------------
                  Net property, plant and equipment                              51,392,772                     52,075,403
                                                                           ----------------               ----------------

         Other assets                                                            24,202,322                     24,015,737
                                                                           ----------------               ----------------

                                                                           $    138,617,543               $    135.297,557
                                                                           ================               ================

Liabilities and Stockholder Equity
         Accounts payable                                                  $      6,986,105               $      7,552,129
         Accrued income and other taxes                                           1,120,561                      1,337,920
         Other accrued liabilities                                                3,982,190                      4,519,615
                                                                           ----------------               ----------------
                  Total current liabilities                                      12,088,856                     13,409,664

         Long-term debt                                                          39,400,000                     35,800,000
         Deferred income taxes and other long-term liabilities                   13,509,744                     13,374,057
                                                                           ----------------               ----------------
                  Total liabilities                                              64,998,600                     62,583,721
                                                                           ----------------               ----------------

Stockholders equity
         Common stock                                                            11,762,138                     11,759,828
         Additional paid-in capital                                              33,080,087                     33,065,773
         Foreign currency translation adjustment                                 (1,004,332)                    (1,316,765)
         Retained earnings                                                       29,781,050                     29,205,000
                                                                           ----------------               ----------------
                  Total stockholders equity                                      73,618,943                     72,713,836
                                                                           ----------------               ----------------

                                                                           $    138,617,543               $    135,297,557
                                                                           ================               ================

See accompanying notes.

              KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                 Three Months Ended

                                            Sept. 30, 1995        Sept. 30, 1994

Net Sales                                 $     45,148,630       $    48,057,048

Cost of sales                                   34,188,157            35,576,346
                                          ----------------      ----------------

Gross profit                                    10,960,473            12,480,702

Selling and administrative expenses              7,847,738             7,841,443
                                          ----------------      ----------------

Operating income                                 3,112,735             4,639,259

Other expenses                                     644,024               636,901
                                          ----------------      ----------------

Income before income taxes                       2,468,711             4,002,358

Income taxes                                       961,000             1,493,000
                                          ----------------      ----------------

Net income                                $      1,507,711      $      2,509,358
                                          ================      ================

Per common shares:

Net Income                                   $         .26       $           .43

Cash Dividend - Common Stock                 $        .165       $          .165

Cash Dividend - Class B Common Stock         $         .15       $           .15

Weighted average shares outstanding              5,885,466             5,893,444


See accompanying notes.

              KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Three Months              Three Months
                                                                     Ended                    Ended
                                                                 Sept. 30, 1995            Sept. 30, 1994
                                                                 ---------------           ----------------

Operating Activities:
     Net income                                                  $     1,507,711           $      2,509,358
     Non-cash items:
         Depreciation and amortization                                 1,884,525                  1,820,263
         Deferred income taxes                                           238,000                    230,000
         Other long-term liabilities                                    (103,495)                   (82,926)
         Changes in operating assets & liabilities:
              Accounts receivable and other receivables               (1,144,020)                (1,068,021)
              Inventories                                             (1,586,114)                   984,684
              Other current assets                                       (76,641)                   (65,323)
              Accounts payable & accrued expenses                     (1,427,487)                (3,352,853)
                                                                -----------------           ----------------
Net cash from (for) operating activities                                (707,521)                   975,182
                                                                -----------------           ----------------

Investing Activities:
     Additions to property, plant, and equipment                        (815,333)                  (942,322)
     Sale of property, plant, and equipment                                    0                      3,334
     Payments for other assets                                          (437,855)                  (141,623)
                                                                -----------------           ----------------
Net cash for investing activities                                     (1,253,188)                (1,080,611)
                                                                -----------------           ----------------

Financing Activities:
     Proceeds from sale of common stock                                   16,624                     12,438
     Purchase of common stock                                                  0                    (10,548)
     Additions to long-term debt                                       3,600,000                  1,300,000
     Payments on long-term debt                                                0                          0
     Cash dividends paid                                                (931,661)                  (930,028)
                                                                -----------------           ----------------
Net cash from financing activities                                     2,684,963                    371,862
                                                                -----------------           ----------------

Effect of Exchange Rate Changes on Cash                                    4,153                     39,873
                                                                -----------------           ----------------

Net Increase (Decrease) in Cash & Equivalents                            728,407                    306,306

Cash and Equivalents:
         Beginning of year                                               604,106                    620,224
                                                                -----------------          -----------------
         End of period                                           $     1,332,513            $       926,530
                                                                =================          =================

Cash Paid During the Period    - interest                        $       603,355            $       491,433
                               - income taxes                    $     1,598,430            $     1,261,740


              KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 - Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results of operations. Interim results are not necessarily indicative of the results for the year end and are subject to year end adjustments, and audit by independent public accountants. The balance sheet at June 30, 1995, has been taken from the audited financial statements at that date. The condensed consolidated financial statements and notes should be read in conjunction with the Company's 1995 annual report.

Note 2 - Common Stock and Per Share Information

Income per share is determined based on weighted average number of shares outstanding during each period.

Common stock is $2 par - shares authorized 6,000,000 of common stock and 4,000,000 of Class B common stock. Shares issued: 3,299,918 of common stock; 2,581,151 of Class B stock at September 30, 1995; and 3,295,496 of common stock and 2,584,418 of Class B common stock at June 30, 1995.

Note 3 - Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. The Company has one subsidiary on LIFO (last-in, first-out) cost. The Company has decided to change to FIFO cost for this subsidiary during fiscal year 1996. The inventory value at this subsidiary was $209,000 and $418,000 lower than it would have been under FIFO at September 30, 1995 and June 30, 1995 respectively.

Inventories are summarized as follows:

                                    September 30, 1995             June 30, 1995
                                    ------------------             -------------

Finished products                       $   16,851,035            $   16,187,481
Work in process                              3,954,046                 3,538,217
Raw Materials                                9,282,852                 8,621,325
                                      ----------------          ----------------

Total                                   $   30,087,933            $   28,347,023
                                        ==============            ==============

              KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Sales

Net sales for the first quarter of fiscal year 1996 decreased $2.9 million, or 6.1%, over the comparable period of fiscal year 1995. Drawer slide sales decreased by $1.9 million. Continued growth in precision drawer slides was offset by the decline in sales of utility slides. Furniture component sales decreased $1.0 million compared to the first quarter of fiscal year 1995. In the first quarter of fiscal year 1995 the Company had not completed it's consolidation of the wood lamination operations at Modar and furniture component sales were filling this capacity. Store fixture and hardware product line sales decreased $0.5 million primarily due to a decline in store fixture sales to Roll-it's largest customer. Shelving sales increased by $0.5 million compared to the first quarter of fiscal year 1995 due to an increase in sales of free standing shelving.

Costs and Expenses

Cost of sales was 75.7% of sales for the quarter compared to 74.0% of sales for the first quarter of 1995. The higher cost of sales is due to increases in raw material prices that could not be passed along to our customers. Sales price decreases to obtain new business and maintain existing relationships also contributed to the reduction in margins compared to the first quarter of fiscal 1995.

Selling and administrative expenses increased to 17.4% of sales compared to 16.3% for the period ended September 30, 1994. Expenses actually only increased by $6,295. Selling expense increased due to co-op advertising arrangements with customers but were offset by decreases in administrative expense related to Michigan taxes.

Other Expenses

Interest expense was $598,405 for the quarter compared to $579,948 for the quarter ended September 30, 1994. The Company has reduced its level of borrowing to $39,400,000 at September 30, 1995 from $41,300,000 at September 30, 1994 while interests rates were higher during the first quarter of fiscal 1996 compared to the same period in fiscal 1995.

Income Taxes

The effective tax rate for the quarter ended September 30, 1995 was 38.9% compared to 37.3% for the quarter ended September 30, 1994. Lower pretax income for the quarter ended September 30, 1995 increased the impact of permanent differences, such as amortization of goodwill, when computing the effective tax rate.

Net Income

Net income of $1,507,711 for the first quarter of 1996 was 3.3% of sales for the quarter compared to 5.2% of sales in the first quarter last year. Earnings per share decreased 39.5% to $.26 compared to $.44 in the first quarter of last year.

              KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)




Liquidity and Capital Resources

The Company's net cash position improved during the first three months to $1,332,513 from $604,106 at June 30, 1995. Net cash from operating activities was negatively effected by an increase in inventory balances as production could not be slowed in conjunction with sales. Introductions of Lumber Loc and Space Solution products also increased inventory levels. Accounts payable and accrued expenses decreased during the quarter which is common for the first quarter due to the timing of when payments are due. Accounts receivable also increased during the quarter particularly at our Hirsh subsidiary since September is one of the largest sales months.

Capital expenditures totaled $815,333 for the three months ended September 30, 1995, compared to $942,322 last year. The debt increased $3,600,000 due to the cash used in operating activities during the quarter ended September 30, 1995. Debt levels are expected to decrease during the remainder of fiscal year 1996.

The Company's working capital of $50,933,593 and current ratio of 5.2 to 1 at September 30, 1995, remains strong and increased from the $45,796,753 of working capital and 4.4 to 1 current ratio at June 30, 1995.

              KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K

                  (a)      Exhibits - none

                  (b)      Reports on Form 8-K
                           There were no reports on Form 8-K filed for the three
months ended September 30, 1995.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Knape & Vogt Manufacturing Company
(Registrant)





Date: November 6, 1995                                        s/Raymond E. Knape
                                                            --------------------
                                                                Raymond E. Knape
                                                         Chairman, President and
                                                         Chief Executive Officer

Date: November 6, 1995                                      s/Richard C. Simkins
                                                            --------------------
                                                              Richard C. Simkins
                                                             Vice President -
                                                             Finance, Secretary,
                                                             and Treasurer