Form 10-Q
period 1995-12-31
KNAPE & VOGT MANUFACTURING CO
filed 1996-01-26
CIK 56362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1995

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

                                 YES X NO ______

        3,311,146 common shares were outstanding as of January 19, 1996. 2,569,923 Class B common shares were outstanding as of January 19, 1996.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                                      INDEX

                                    Page No.

                          PART I FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                      Condensed Consolidated Balance Sheets
 --December 31, 1995 (Unaudited) and June 30, 1995............................2

             Condensed Consolidated Statements of Income (Unaudited)
 --Six Months and Three Months Ended December 31, 1995 and 1994...............3

           Condensed Consolidated Statements of Cash Flows (Unaudited)
 --Six Months Ended December 31, 1995 and 1994................................4

 Notes to Condensed Consolidated Financial Statements (Unaudited).............5

            Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations........................................6-7

                            PART II OTHER INFORMATION

 Item 4. Submission of Matters to a vote of Security Holders..................8

 Item 6. Exhibits and Reports on Form 8-K.....................................8

SIGNATURES ...................................................................9

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             Dec. 31, 1995                  June 30, 1995
                                                                            --------------                  -------------
                               (Unaudited)

Assets
         Cash and equivalents                                              $        333,557              $         604,106
         Accounts receivable - net                                               22,476,164                     27,045,057
         Inventories                                                             28,751,067                     28,347,023
         Other current assets                                                     3,547,739                      3,210,231
                                                                           ----------------               ----------------
                  Total current assets                                           55,108,527                     59,206,417
                                                                           ----------------               ----------------

         Property, plant and equipment                                           88,612,949                     85,729,838
         Less accumulated depreciation                                           36,924,632                     33,654,435
                                                                           ----------------               ----------------
                  Net property, plant and equipment                              51,668,317                     52,075,403
                                                                           ----------------               ----------------

         Other assets                                                            24,233,488                     24,015,737
                                                                           ----------------               ----------------

                                                                           $    131,030,332               $    135,297,557
                                                                           ================               ================

Liabilities and Stockholders' Equity
         Accounts payable                                                  $      5,045,640               $      7,552,129
         Accrued income and other taxes                                             954,940                      1,337,920
         Other accrued liabilities                                                3,302,503                      4,519,615
                                                                           ----------------                ---------------
                  Total current liabilities                                       9,303,083                     13,409,664

         Long-term debt                                                          35,000,000                     35,800,000
         Deferred income taxes and other long-term liabilities                   13,196,988                     13,374,057
                                                                           ----------------                ---------------
                  Total liabilities                                              57,500,071                     62,583,721
                                                                           ----------------                ---------------

Stockholders' equity
         Common stock                                                            11,762,138                     11,759,828
         Additional paid-in capital                                              33,080,087                     33,065,773
         Foreign currency translation adjustment                                 (1,220,932)                    (1,316,765)
         Retained earnings                                                       29,908,968                     29,205,000
                                                                           ----------------               ----------------
                  Total stockholders' equity                                     73,530,261                     72,713,836
                                                                           ----------------               ----------------

                                                                           $    131,030,332               $    135,297,557
                                                                           ================               ================

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                   Three Months Ended                          Six Months Ended
                                             Dec. 31, 1995         Dec. 31, 1994         Dec. 31, 1995         Dec. 31, 1994
                                            --------------         -------------        --------------        --------------

Net sales                                 $     85,519,763      $     89,794,427      $     40,371,133      $     41,737,379

Cost of sales                                   65,272,457            67,080,955            31,084,300            31,504,609
                                          -----------------     ----------------      ----------------      ----------------

Gross profit                                    20,247,306            22,713,472              9,286,833           10,232,770

Selling and administrative expenses             14,776,277            15,154,665              6,928,539            7,313,222
                                          ----------------      ----------------      -----------------     ----------------

Operating income                                  5,471,029            7,558,807              2,358,294            2,919,548

Other expenses                                    1,302,571            1,297,836                658,547              660,935
                                          -----------------     ----------------      -----------------    -----------------

Income before income taxes                        4,168,458            6,260,971              1,699,747            2,258,613

Income taxes                                      1,601,000            2,271,000                640,000              778,000
                                          -----------------     ----------------     ------------------    -----------------

Net income                                $       2,567,458     $      3,989,971     $        1,059,747    $       1,480,613
                                          =================     ================     ==================    =================

Per common share:

Net Income                                 $           .44       $           .68       $           .18       $           .25

Cash Dividend - Common stock               $           .33       $           .33       $          .165       $          .165

Cash Dividend - Class B common stock       $           .30       $           .30       $           .15       $           .15

Weighted average shares outstanding              5,884,452             5,896,632             5,885,144             5,900,769


See accompanying notes.


               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six Months Ended
                                                                   Dec. 31, 1995             Dec. 31, 1994
                                                                   -------------             -------------

Operating Activities:
     Net income                                                   $    2,567,458             $    3,989,971
     Non-cash items:
         Depreciation and amortization                                 3,819,232                  3,666,888
         Deferred income taxes                                            31,000                    185,000
         Other long-term liabilities                                    (208,336)                  (168,299)
         Changes in operating assets & liabilities:
              Accounts receivable                                      4,615,423                  3,354,196
              Inventories                                               (358,977)                 1,386,194
              Other current assets                                      (333,178)                  (190,969)
              Accounts payable & accrued expenses                     (4,153,304)                (6,155,558)
                                                                  ---------------            ---------------
Net cash from operating activities                                     5,979,318                  6,067,423
                                                                  ---------------            ---------------

Investing Activities:
     Additions to property and equipment                              (2,952,611)                (2,296,318)
     Sale of property and equipment                                       93,756                      3,334
     Payments for other assets                                          (754,532)                  (339,121)
                                                                  ---------------            ---------------
Net cash for investing activities                                     (3,613,387)                (2,632,105)
                                                                  ---------------            ---------------

Financing Activities:
     Proceeds from issuance of common stock                               16,624                     30,848
     Purchase of common stock                                                  0                    (10,548)
     Payments on long-term debt                                         (800,000)                (1,700,000)
     Cash dividends paid                                              (1,863,490)                (1,860,271)
                                                                  ---------------            ---------------
Net cash for financing activities                                     (2,646,866)                (3,539,971)
                                                                  ---------------            ---------------

Effect of Exchange Rate Changes on Cash                                   10,386                    (38,418)
                                                                  ---------------            ---------------

Net Decrease in Cash & Equivalents                                      (270,549)                  (143,071)

Cash and Equivalents:
         Beginning of year                                               604,106                    620,224
                                                                  ---------------            ---------------
         End of period                                            $      333,557             $      477,153
                                                                  ===============            ===============

Cash Paid During the Period    - interest                         $      1,189,725           $      1,143,894
                               - income taxes                     $      1,865,951           $      2,138,342


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

Common stock is $2 par - shares authorized 6,000,000 of common stock and 4,000,000 of Class B common stock. Shares issued: 3,311,146 of common stock; 2,569,923 of Class B stock at December 31, 1995; and 3,295,496 of common stock and 2,584,418 of Class B common stock at June 30, 1995.

Note 3 - Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. The Company has one subsidiary on LIFO (last-in, first-out) cost. The Company has decided to change to FIFO cost for this subsidiary during fiscal year 1996. The inventory value at this subsidiary at June 30, 1995 was $418,000 lower than it would have been under FIFO.

Inventories are summarized as follows:

                                         Dec. 31, 1995             June 30, 1995
                                         -------------             -------------

Finished products                       $   16,284,274            $   16,187,481
Work in process                              3,929,908                 3,538,217
Raw Materials                                8,536,885                 8,621,325
                                      ----------------          ----------------

Total                                   $   28,751,067            $   28,347,023
                                        ==============            ==============

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Sales

Net sales for the second quarter and six months of fiscal year 1996 decreased $1.3 million, or 3.3%, and $4.3 million, or 4.8%, respectively, over the comparable periods of fiscal year 1995. Shelving sales decreased by $.2 million for the quarter, due primarily to the competitive retail markets which demanded lower prices for our products. Drawer slide sales decreased by $.2 million for the quarter. Continued increases in the precision drawer slides did not offset the decrease in sales of utility slides. Store fixture and hardware product line sales decreased during the quarter by $.2 million from last year, due to lower sales of hardware products by Knape & Vogt Canada in the Canadian market. Furniture component sales decreased during the quarter by $.7 million compared to last year as Modar concentrated on producing wood products for Hirsh and Knape & Vogt. Based on internal forecasts, the Company anticipates that sales may match the results of the third and fourth quarters of fiscal year 1995.

Costs and Expenses

Cost of sales was 77.0% of sales for the second quarter and 76.3% of sales for the first six months of fiscal year 1996 compared to 75.5% and 74.7% of sales for the second quarter and first six months of fiscal year 1995, respectively. Discounting of prices to retail customers and increases in raw material prices accounted for the majority of the increase in cost as a percentage of sales for the quarter. The impact of recent decreases in steel prices should reduce costs as a percentage of sales during the second half of fiscal year 1996.

Selling and administrative expenses for the quarter decreased $384,683, and decreased as a percentage of sales to 17.2% from 17.5% last year, mainly due to decreases in administrative expenses such as the Michigan single business tax. Selling and administrative expense for the six months decreased $378,388, but increased to 17.3% of sales compared to 16.9% in fiscal year 1995.

Other Expenses

Interest expense was $594,740 for the quarter ended December 31, 1995 compared to $601,835 for the quarter ended December 31, 1994. The decrease was due to lower borrowing levels. Interest expense for the six months ended December 31, 1995 was $1,193,145 compared to $1,181,783 last year.

Income Taxes

The effective tax rate for the quarter and six months ended December 31, 1995, was 37.6% and 38.4% compared to 34.4% and 36.2% for the quarter and six months ended December 31, 1994. The effective tax rate in the second quarter of fiscal year 1995 was lower than normal due to reductions in Illinois state taxes relating to the Hirsh Company.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Net Income

Net income of $1,059,747 for the second quarter was 28.4% lower than the $1,480,613 reported a year ago. For the six months ended December 31, 1995 net income was $2,567,458 which is 35.7% lower than the $3,989,971 reported for the same period last year. Earnings per share for the quarter and six months was $.18 and $.44, respectively, compared to $.25 and $.68 for the same periods last year. Net income was 2.6% and 3.0% of sales for the quarter and six months, respectively.
The decrease in net income was mainly due to higher cost of sales.

Liquidity and Capital Resources

The Company's net cash position decreased during the first six months to $333,557 from $604,106 at June 30, 1995. Net cash from operating activities was positively affected by decreases in accounts receivable, but partially offset by an increase in accounts payable. Accounts receivable balances were lower at the end of December than at the end of June because sales in December were lower than in June. Payable balances increased because purchases related to January 1996 production and sales which were higher than the June purchases related to July 1995 production and sales.

Capital expenditures were $2,952,611 for the six months ended December 31, 1995. The Company is currently forecasting capital expenditures to be approximately $8 million for the fiscal year. The Company had total debt of $35,000,000 at December 31, 1995, a decrease of $800,000 from total debt of $35,800,000 at June 30, 1995. It is estimated that debt levels will remain at approximately these levels in the second half of the fiscal year due to the increase in capital expenditures.

The Company's balance sheet remained strong with working capital of $45,805,444 and current ratio of 5.9 to 1 at December 31, 1995, compared to the $45,796,753 of working capital and a 4.4 to 1 current ratio at June 30, 1995.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) Knape & Vogt Manufacturing Company's Annual Meeting of Shareholders was held on October 20, 1995.

         (b) Proxies were distributed by Knape & Vogt Manufacturing Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no opposition to management's nominees as listed in the proxy statement, and all nominees were elected.

                  The vote on the nominees was:

                                                             For               Against            Abstain           Non-vote
                    Raymond E. Knape (1) (2)              26,443,381                 --             29,043                 --
                    Herbert F. Knape (1) (2)              26,442,281                 --             30,143                 --
                    Richard C. Simkins (1) (3)             2,717,071                 --             28,983                 --

                  (1) Term expires in 1998.
                  (2) Elected by vote of holders of Common stock and Class B common stock voting as a class. (3) Elected by vote of holders of Common stock voting as a class.

                  Members of the board of directors whose terms have not yet expired are Allen E. Perry, term expiring in 1997, John E. Fallon, term expiring in 1997, Robert T. Kroon, term expiring in 1997, Richard S. Knape, term expiring in 1996 and Mary Rita Cuddohy, term expiring in 1996.


Item 6.  Exhibits and reports on Form 8-K

         (a)      Exhibits - None

         (b)      Reports on Form 8-K
                  There were no reports on Form 8-K filed for the three months ended December 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Knape & Vogt Manufacturing Company
                                  (Registrant)





Date:        January 26, 1996                                 s/Raymond E. Knape
                                                                Raymond E. Knape
                                                                    Chairman and
                                                         Chief Executive Officer

Date:        January 26, 1996                               s/Richard C. Simkins
                                                              Richard C. Simkins
                                             Vice President - Finance, Secretary
                                                                   and Treasurer