Form 10-Q
period 1996-03-31
KNAPE & VOGT MANUFACTURING CO
filed 1996-05-13
CIK 56362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

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

                                 YES X NO ______

           3,314,269 common shares were outstanding as of May 3, 1996. 2,566,800 Class B common shares were outstanding as of May 3, 1996.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

INDEX

Page No.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets
- --March 31, 1996 (Unaudited) and June 30, 1995................................2

Condensed Consolidated Statements of Income (Unaudited)
- --Nine Months and Three Months Ended March 31, 1996 and 1995..................3

Condensed Consolidated Statements of Cash Flows (Unaudited)
- --Nine Months Ended March 31, 1996 and 1995...................................4

Notes to Condensed Consolidated Financial Statements (Unaudited)..............5

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.........................................6-7

PART II OTHER INFORMATION

Item 5. Other information.....................................................8

Item 6. Exhibits and Reports on Form 8-K......................................8

SIGNATURES ...................................................................9

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           March 31, 1996                 June 30, 1995
                                                                           --------------                 -------------
                                                                              (Unaudited)

Assets
         Cash and equivalents                                              $      1,010,791               $        604,106
         Accounts receivable - net                                               27,902,290                     27,045,057
         Inventories                                                             28,371,925                     28,347,023
         Other current assets                                                     3,640,239                      3,210,231
                                                                           -----------------              -----------------
                  Total current assets                                           60,925,245                     59,206,417
                                                                           ----------------               ----------------

         Property, plant and equipment                                           91,393,683                     85,729,838
         Less accumulated depreciation                                           38,585,320                     33,654,435
                                                                           ----------------               ----------------
                  Net property, plant and equipment                              52,808,363                     52,075,403
                                                                           ----------------               ----------------

         Other assets                                                            24,354,662                     24,015,737
                                                                           ----------------               ----------------

                                                                           $    138,088,270                 $  135,297,557
                                                                           ================                 ==============

Liabilities and Stockholders' Equity
         Accounts payable                                                  $      8,073,302               $      7,552,129
         Accrued income and other taxes                                           1,112,043                      1,337,920

         Other accrued liabilities                                                4,143,541                      4,519,615
                                                                           -----------------              ----------------
                  Total current liabilities                                      13,328,886                     13,409,664

         Long-term debt                                                          36,700,000                     35,800,000
         Deferred income taxes and other long-term liabilities                   13,311,109                     13,374,057
                                                                           ----------------               ----------------
                  Total liabilities                                              63,339,995                     62,583,721
                                                                           ----------------               ----------------

Stockholders' equity
         Common stock                                                            11,762,138                     11,759,828
         Additional paid-in capital                                              33,080,087                     33,065,773
         Foreign currency translation adjustment                                 (1,169,879)                    (1,316,765)
         Retained earnings                                                       31,075,929                     29,205,000
                                                                           ----------------               ----------------
                  Total stockholders' equity                                     74,748,275                     72,713,836
                                                                           ----------------               ----------------

                                                                           $    138,088,270                 $  135,297,557
                                                                           ================                 ==============

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                          Three Months Ended    Three Months Ended   Nine Months Ended     Nine Months Ended

                                          Mar. 31, 1996         Mar. 31, 1995        Mar. 31, 1996         Mar. 31, 1995
                                          ---------------       ---------------      -----------------     -----------------

Net sales                                 $   134,103,174       $  138,019,738        $    48,583,411       $    48,225,311

Cost of sales                                 101,934,595          103,498,248             36,662,138            36,417,293
                                          ----------------      ---------------       ----------------      ----------------

Gross profit                                   32,168,579           34,521,490             11,921,273            11,808,018

Selling and
administrative expenses                        22,796,553           23,013,720              8,020,276             7,859,055
                                          ----------------      ---------------       ----------------     -----------------

Operating income                                9,372,026           11,507,770              3,900,997             3,948,963

Other expenses                                  1,896,731            2,001,969                594,160               704,133
                                          ----------------      ---------------       ----------------     -----------------

Income before income taxes                      7,475,295            9,505,801              3,306,837             3,244,830

Income taxes                                    2,809,000            3,463,000              1,208,000             1,192,000
                                          ----------------      ---------------       ----------------     -----------------

Net income                                $     4,666,295      $     6,042,801      $       2,098,837      $      2,052,830
                                          ================      ===============      =================     =================

Per common share:

Net Income                                   $          .79       $         1.03       $           .35       $           .35

Cash Dividend - Common stock                 $         .495       $         .495       $          .165       $          .165

Cash Dividend - Class B common stock         $          .45       $          .45       $           .15       $           .15

Weighted average shares outstanding               5,883,594            5,893,568             5,883,099             5,889,718

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine Months Ended          Nine Months Ended

                                                                     Mar. 31, 1996             Mar. 31, 1995
                                                                  -----------------          -----------------

Operating Activities:
     Net income                                                   $      4,666,295           $      6,042,801
     Non-cash items:
         Depreciation and amortization                                   5,759,478                  5,567,285
         Deferred income taxes                                             264,000                    324,000
         Other long-term liabilities                                      (327,445)                  (250,209)
         Changes in operating assets & liabilities:
              Accounts receivable                                         (805,604)                (1,235,839)
              Inventories                                                   42,755                    388,481
              Other current assets                                        (425,698)                  (871,063)
              Accounts payable & accrued expenses                         (127,127)                (2,682,880)
                                                                  ------------------         -----------------
Net cash from operating activities                                       9,046,654                  7,282,576
                                                                  ------------------         -----------------

Investing Activities:
     Additions to property, plant, and equipment                        (5,756,953)               (3,811,283)
     Sale of property, plant, and equipment                                109,771                     6,427
     Payments for other assets                                          (1,125,822)                 (639,054)
                                                                  ------------------         -----------------
Net cash used in investing activities                                   (6,773,004)               (4,443,910)
                                                                  ------------------         -----------------

Financing Activities:
     Proceeds from sale of common stock                                     16,624                    98,852
     Additions to long-term debt                                           900,000                        --
     Payments on long-term debt                                                 --                  (100,000)
     Cash dividends paid                                                (2,795,366)               (2,791,503)
                                                                  ------------------         -----------------
Net cash for financing activities                                       (1,878,742)               (2,792,651)
                                                                  ------------------         -----------------

Effect of Exchange Rate Changes on Cash                                     11,777                   (21,982)
                                                                  ------------------         -----------------

Net Increase (Decrease) in Cash & Equivalents                              406,685                     24,033

Cash and Equivalents:
         Beginning of year                                                 604,106                    620,224
                                                                  ------------------         -----------------
         End of period                                            $      1,010,791           $        644,257
                                                                  ==================         =================

Cash Paid During the Period    - interest                         $      1,760,294           $      1,707,909
                               - income taxes                     $      2,799,432           $      3,027,454


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

Common stock is $2 par - shares authorized 6,000,000 of common stock and 4,000,000 of Class B common stock. Shares issued: 3,314,269 of common stock; 2,566,800 of Class B stock at March 31, 1996; and 3,295,496 of common stock and 2,584,418 of Class B common stock at June 30, 1995.

Note 3 - Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. The Company has one subsidiary on LIFO (last-in, first-out) cost. The Company has decided to change to FIFO cost for this subsidiary during fiscal year 1996. The inventory value at his subsidiary at June 30, 1995 was $417,000 lower than it would have been under FIFO.

Inventories are summarized as follows:

                                         Mar. 31, 1996             June 30, 1995
                                         -------------             -------------

Finished products                       $   16,340,889            $   16,187,481
Work in process                              3,332,942                 3,538,217
Raw Materials                                8,698,094                 8,621,325
                                        --------------            --------------

Total                                   $   28,371,925            $   28,347,023
                                        ==============            ==============

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Sales

Net sales for the third quarter of fiscal year 1996 increased .7% to $48.6 million compared to $48.2 million for the same quarter last year. This is the first quarter in fiscal year 1996 that showed an increase in sales over the prior year. For the nine months ended March 31, 1996 sales were $134.1 million a decrease of 2.8% compared to $138.0 million for the same period in fiscal year 1995. Drawer slide sales increased to $15.2 million for the quarter from $14.5 million last year due to increases in sales of precision drawer slides. Store fixture and hardware product line sales increased during the quarter to $10.7 million from $10.3 million last year, due to more sales of store fixture products by Roll-it to their largest customer. Shelving sales decreased to $21.9 million during the quarter compared to $22.5 million last year, due primarily to decreased sales of wall mounted shelving products. Furniture component sales decreased slightly during the quarter to $.8 million compared to $.9 million last year. Based on internal forecasts, the Company anticipates that sales in the fourth quarter may show a slight decrease compared to the same period in fiscal 1995 when store fixture sales were very strong.

Costs and Expenses

Cost of sales was 75.5% of sales for the third quarter and 76.0% of sales for the first nine months of fiscal year 1996 compared to 75.5% and 75.0% of sales for the third quarter and first nine months of fiscal year 1995, respectively. Price decreases in steel and particle board prices accounted for most of the improvement in cost as a percentage of sales for the quarter compared to the costs for the nine months. The increase in the cost of sales for the nine months ended March 31, 1996 compared to last year is mainly due to material price increases throughout the last six months of fiscal year 1995 and the first six month of fiscal year 1996.

Selling and administrative expenses for the quarter increased as a percentage of sales to 16.5% from 16.3% last year primarily due to selling expenses associated with the start up of the retail program at Feeny. Selling and administrative expense for the nine months decreased by $217,167 mainly due to lower administrative expenses, but increased to as a percentage of sales to 17.0% compared to 16.7% last year due to the lower sales levels in fiscal year 1996.

Other Expenses

Interest expense decreased to $554,595 for the quarter ended March 31, 1996 compared to $646,043 for the quarter ended March 31, 1995 due to lower interest rates. Interest expense for the nine months ended March 31, 1996 was $1,747,740 compared to $1,827,826 last year.

Income Taxes

The effective tax rate for the quarter and nine months ended March 31, 1996, was 36.5% and 37.6% compared to 36.7% and 36.4% for the quarter and nine months ended March 31, 1995. The effective tax rate for the nine months of fiscal year 1995 is slightly lower due to a reduction in Illinois state taxes relating to the Hirsh Company in the second quarter.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Net Income

Net income of $2,098,837 for the third quarter was 2.2% higher than the $2,052,830 reported a year ago. For the nine months ended March 31, 1996 net income was $4,666,295 which is 22.8% lower than the $6,042,801 reported for the same period last year. Earnings per share for the quarter and nine months were $.35 and $.79, respectively, compared to $.35 and $1.03 for the same periods last year. Net income was 4.3% and 3.5% of sales for the quarter and nine months, respectively, compared to 4.3% and 4.4% of sales for the same periods last year.

Liquidity and Capital Resources

The Company's net cash position increased during the first nine months to $1,010,791 from $604,106 at June 30, 1995. Net cash from operating activities for the nine months ended March 31, 1996 was $1,764,078 better than the same period last year due to the decreases in the accounts payable and accruals in fiscal year 1995 that did not occur in fiscal year 1996 due to keeping these balances low at June 30, 1995.

Capital expenditures were $5,756,953 for the nine months ended March 31, 1996. The Company is currently forecasting capital expenditures to be approximately $8 million for the fiscal year with the largest expenditures for drawer slide production equipment and sawing and edgebanding equipment. The Company had total debt of $36,700,000 at March 31, 1996, an increase of $900,000 from the balance at June 30, 1995 of $35,800,000 due to the high level of capital expenditures this fiscal year.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION




Item 5.  Other information:

         Raymond E. Knape, Chairman and Chief Executive Officer, announced his retirement at the April 19, 1996 Board of Directors meeting of Knape & Vogt Manufacturing Company. Mr. Knape will remain as a member of the Board. The Board decided to leave the posistion of Chaiman of the Board vacant.

         Allan E. Perry was elected by the Board of Directors to the position of President and Chief Executive Officer. He previously held the position of President and Chief Operating Officer. Richard C. Simkins was elected by the Board of Directors to the position of Executive Vice President, Chief Financial Officer, Secretary and Treasurer. He previously held the title of Vice President-Finance, Secretary and Treasurer.

         The Board of Directors also announced that it has increased its size from eight directors to ten with the election of William R. Dutmers and Michael J. Kregor, who represent the fourth generation of the Knape family to serve on the board. William R. Dutmers, 39, owns G&L Inc. of Muskegon, Michigan, a business consulting firm. Michael J. Kregor, 44, of Valencia, California, has nearly two decades of sales and marketing experience with Nestle, and currently is Vice President, Marketing, Nestle Brands.



Item 6.  Exhibits and reports on Form 8-K

         (a)      Exhibits - None

         (b)      Reports on Form 8-K
                  There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Knape & Vogt Manufacturing Company
                                  (Registrant)





Date:   May 9, 1996                    s\Allan E. Perry
                                       Allan E. Perry
                                       President and
                                       Chief Executive Officer


Date:   May 9, 1996                    s\Richard C. Simkins
                                       Richard C. Simkins
                                       Executive Vice President, Chief Financial
                                       Officer, Secretary and Treasurer