Form 10-K
period 1996-06-30
KNAPE & VOGT MANUFACTURING CO
filed 1996-09-24
CIK 56362

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended June 30, 1996 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required] for the transition period from _______ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes __X__    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $74,874,143 as of September 6, 1996.

Number of shares outstanding of each class of common stock as of September 6, 1996: 3,332,750 shares of Common Stock, par value $2.00 per share, and 2,548,619 shares of Class B Common Stock, par value $2.00 per share.

Documents incorporated by reference. Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on October 18, 1996, are incorporated by reference into Part III of this Report.

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

    During fiscal year 1996, the following significant events and initiatives were undertaken:

    The Company announced a restructuring plan involving the shift of wood production from Modar, in Benton Harbor, Michigan, to Hirsh, in Skokie, Illinois, and the subsequent sale or closure of the Modar facility, the transfer of redundant manufacturing operations performed at KV Canada to the corporate headquarters in Grand Rapids and an early retirement program to salaried employees at the Grand Rapids location. As an additional part of the plan, the board of directors authorized the liquidation of slow moving inventory. This will create additional manufacturing and warehousing space and enable management to focus its energy and attention on higher-margin new and existing products.

    In August 1996, the Company announced its decision to sell Roll-it, the Company's store fixture operation located in Quebec, because it does not fit within the Company's core business strengths. The Company is actively seeking a buyer and recorded an after-tax charge of $2,700,000 in 1996 to cover the estimated loss from the sale. Roll-it is reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and the operating results of the business.

Item 1(b)--Financial Information About Industry Segments

    The Company believes that a dominant portion of the Company's operations (more than 95%) is in a single industry segment--the design, manufacture, and marketing of storage products. Accordingly, no separate industry segment information is presented.

Item 1(c)--Narrative Description of Business

     Products, Services, Markets, and Methods of Distribution. The Company's storage products include a complete line of decorative and utility wall shelving systems and free-standing steel shelving systems. Drawer slides manufactured by the Company include precision, Euro-style and utility slides. The Company manufactures many different hardware products such as closet rods, kitchen storage products and various fixtures. The Company intends to sell, or close, its Modar facility which produces laminated particle board furniture components.

    The Company's products are sold throughout the United States and Canada, as well as in 50 other countries. During the past fiscal year, the Company estimates that approximately 49% of the Company's sales were to major co-op wholesalers, contract hardware jobbers, display and fixture jobbers, specialty wholesalers and other independent hardware distributors. Approximately 50% of sales were to export outlets, various government agencies, original equipment manufacturers, national mass merchants, large home centers, and building supply outlets. The remaining 1% were miscellaneous sales not elsewhere classified.

     While the Company does not maintain precise sales records by product category, management believes that the approximate sales of the Company's major product groups during the last three fiscal years were as follows:

                                                 Year Ended June 30
   Class of Products            1996                1995               1994
                                               (dollars in millions)
                                 Sales              Sales              Sales
   Shelving Systems            $  79.5             $  80.8           $  65.3
   Drawer Slides                  52.4                52.0              50.9
   Hardware                       28.1                30.0              22.8
   Furniture Components            3.0                 5.4               6.5
                               -------             -------           -------
    Total                       $163.0              $168.2            $145.5

    New Product or Industry Segment Information. The Company has announced its intentions to develop new drawer slide products which the Company believes should increase drawer slide sales and maintain capital spending at approximately the same level as in fiscal year 1996, when capital spending was $8.0 million.

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

    Importance of Limited Number of Customers. The Company estimates that at present it has over 5,000 active customers with approximately 35,000 outlets, of which the five largest customers account for less than 16% of sales and no one of which accounts for more than 6% of sales. The Company does not believe that its business is dependent upon any single or small number of customers, the loss of which would have a materially adverse effect upon the Company.

    Backlog of Orders. The Company does not believe that information concerning backlog is material to an understanding of its business.

    Government Contracts. The Company does not believe that any portion of its business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

    Competition. All aspects of the business in which the Company is engaged are highly competitive. Competition is based upon price, service and quality. In the various markets served by the Company, it competes with a number of manufacturers that have significantly greater resources and sales, including several conglomerate corporations, and with numerous smaller companies. While no reliable statistics are available to enable the Company accurately to determine its relative position in the industry, either overall or with respect to any particular product or market, the Company believes that it is one of the three leading manufacturers of its type of shelving systems and that it is one of the four leading manufacturers of drawer slides.

    Research, Design and Development. Approximately $1,223,000 was spent during the last fiscal year in the development of new products and in the improvement of existing products; approximately $1,038,000 was spent in fiscal year 1995 and $1,026,000 in fiscal year 1994 for the same purposes. The amount of research and development expenditures are determined by specific identification of the costs, which are expensed as incurred.

    Environmental Matters. The Company does not believe that existing environmental regulations will have any material effect upon the capital expenditures, earnings, and competitive position of the Company.

    Employees. An average of 1,084 persons were employed by the Company during the fiscal year ended June 30, 1996. There were 1,160 persons employed by the Company in July 1995, and 1,056 in June 1996. None of the Company's employees are represented by collective bargaining agents except the hourly employees at The Hirsh Company, who are represented by the International Association of Bridge, Structural and Ornamental Iron Workers.

    Forward-Looking Statements. This report contains certain forward-looking statements which involve risks and uncertainties. When used in this report, the words "believe," "anticipate," "think," "intend," "goal" and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Readers are cautioned not to place undue reliance on those forward-looking statements which speak only as of the date of this report.

Item 1(d)--Information About Foreign Operations

    The Company's Canadian operation accounted for approximately 9% of consolidated sales and had a net loss from operations during fiscal year 1996. Approximately 4% of consolidated net sales and 4% of income from continuing operations were derived from export shipments from the Company's United States operations to customers in other foreign countries. The Company does not know of any particular risks attendant thereto, except that fluctuating exchange rates between the United States and Canadian currencies and other factors beyond the control of the Company, such as tariff and foreign economic policies, may affect future results of such business. Reference is made to Notes 3 and 14 of the Notes to the Company's Consolidated Financial Statements contained herein for the fiscal year ended June 30, 1996, for a presentation of additional information concerning the Company's foreign operations.

                        ITEM 2--PROPERTIES

    The Company owned or leased the following offices and manufacturing facilities as of June 30, 1996:

        Location                        Description                   Interest
Grand Rapids, Michigan   Executive offices and manufacturing            Owned
                         facilities; 444,000 sq. ft. on 41 acres.

Sparks, Nevada           Warehouse; 76,000 sq. ft.                      Leased

Skokie, Illinois         Manufacturing facility and offices;            Leased
                         298,000 sq. ft. on 12 acres.

Muncie, Indiana          Manufacturing facilities and office;           Owned
                         98,000 sq. ft. on 12 acres.

Muncie, Indiana          Warehouse; 23,000 sq. ft.                      Leased

Benton Harbor, Michigan  Manufacturing facility and office;             Owned
                         132,000 sq. ft. on 17 acres

Etobicoke, Ontario       Manufacturing facility and office;             Owned
                         78,000 sq. ft. on 3 acres

Etobicoke, Ontario       Warehouse; 37,000 sq. ft.                      Leased

Lachine, Quebec          Manufacturing facility and office;             Leased
                         151,000 sq. ft. on 9 acres

Lachine, Quebec          Warehouse; 15,000 sq. ft.                      Leased

The facilities indicated are owned in fee by the Company and are subject to no material encumbrances. The Company believes that its facilities are generally adequate for its operations and are maintained in a state of good repair. The Company believes it is in compliance with all applicable state and federal air and water pollution control laws. During the five years ended June 30, 1996 the Company spent approximately $35,987,000 for expansion, modernization and improvements of its facilities and equipment.

                    ITEM 3--LEGAL PROCEEDINGS

    As of the date hereof, the Company has no material pending legal proceedings.

   ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year ended June 30, 1996.

      ADDITIONAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company were, at June 30, 1996, as follows:

                                                            Year First Elected
Name                 Age   Positions and Offices Held      an Executive Officer
Allan E. Perry        56   Director, President and Chief              1978
                           Executive Officer

Richard C. Simkins    53  Director, Executive V.P., C.F.O.,           1985
                          Secretary and Treasurer

Michael G. Van Rooy   43    Vice President--Manufacturing             1994
                            Vice President and Chief Operating
                            Officer of The Hirsh Company

Tim L. Kuzma          43   President of Feeny Manufacturing Company   1987

Gary Cichon           43   Vice President--General Manager            1993
                           of Modar, Inc.

Anthony R. Taylor     53   President of Knape & Vogt Canada           1978

Carman D. Hepburn     48   Vice President--Sales and Marketing        1985
                           of Knape & Vogt Canada

Mr. Perry was named President and Chief Executive officer in April 1996. Mr. Perry joined the Company in 1978 as General Manager of Modar, Inc. and has held a variety of senior level management positions.

Mr. Simkins was named Executive Vice President and C.F.O. in April 1996.
Mr. Simkins has been Secretary of the Company since July 1992 and Treasurer since October 1987. Mr. Simkins joined the Company in 1970 in the financial department and has held a variety of management positions.

Mr. Van Rooy has been the Vice President - Manufacturing since December 1993 and Vice President Chief Operating Officer of the Hirsh Company since January 1995. Mr. Van Rooy joined the Company in 1985 in the engineering department and has held a variety of management positions.

Mr. Kuzma has been the President of Feeny Manufacturing Company since March 1994. Mr. Kuzma joined the Company in 1987 as Vice President - General Manager of Feeny when the Company purchased the Feeny subsidiary.

Mr. Cichon was named the Vice President - General Manager of Modar, Inc. in July 1993 after serving as the Company's purchasing director for nine years. Mr. Cichon joined the Company in 1973 as a manufacturing employee and has held a variety of positions.

Mr. Taylor has been President of Knape & Vogt Canada since January 1994.
Mr. Taylor joined the Company in 1974 in the finance department and has held a variety of management positions.

Mr. Hepburn has been Vice President - Sales and Marketing at Knape & Vogt Canada since November 1985. Mr. Hepburn joined the Company in May 1969 in the Sales Department and has held a variety of management positions.

All terms of office are on an annual basis and will expire on October 18, 1996.

                             PART II

    ITEM 5--MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
         COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    Market Price. The Company's Common Stock is traded on the NASDAQ National Market under the ticker symbol KNAP. Stock price quotations can be found in major daily newspapers (listed KnapeV) and in the Wall Street Journal (listed KnapeVogt). As of September 6, 1996, there were approximately 3,100 shareholders of the Company's Common Stock and Class B Common Stock.


                                  1996 Bid Price            1995 Bid Price
Quarter                         High         Low          High         Low
First                           $18.25       $15.00       $20.25       $16.82

Second                          $19.50       $12.75       $20.50       $18.25

Third                           $17.88       $13.25       $19.79       $15.00

Fourth                          $17.50       $13.25       $17.00       $14.75


   Dividends. The Company paid per share dividends on its shares of Common Stock and Class B Common Stock in the following amounts during the last two fiscal years.


                                              Per Share Dividends

Year Ended June 30, 1996             Common Stock         Class B Common Stock
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


   The Company expects to continue to pay dividends quarterly during the fiscal year ending June 30, 1997. The Board of Directors has declared a $.165 per share dividend on shares of the Company's Common Stock and $.15 per share dividend on shares of its Class B Common Stock, payable September 13, 1996, to shareholders of record on September 4, 1996.

                 ITEM 6--SELECTED FINANCIAL DATA

For the Year Ended               1996              1995           1994
Net Sales. . . . . . . . . . . . $163,012,030      $168,190,969   $145,504,536
Cost of sales. . . . . . . . . .  124,408,648(a)    127,296,470    107,701,337
Operating expenses
 (excluding interest
 expense). . . . . . . . . . . .   31,211,332(a)     26,983,142     25,043,151
Interest expense . . . . . . . .    2,253,992         2,471,652      1,426,328
Income from continuing
 operations before taxes . . . .    5,138,058(a)     11,439,705     11,333,720
Income taxes . . . . . . . . . .    2,035,000(a)      3,849,000      4,020,000
Income from continuing
 operations. . . . . . . . . . .    3,103,058(a)      7,590,705      7,313,720
Income (loss) from
 discontinued operation. . . . .   (3,037,926)(b)       654,433        842,556
Net income . . . . . . . . . . .       65,132(a,b)    8,245,138      8,156,276
Earnings per share from
 continuing operations . . . . .         0.53 (a)          1.29           1.24
Earnings per share from
 discontinued operation. . . . .        (0.52)(b)          0.11           0.15
Earnings per share . . . . . . .         0.01(a,b)         1.40           1.39
Dividends paid . . . . . . . . .    3,727,321         3,722,814      3,373,493
Dividend payout, percent of
 income from continuing
 operations. . . . . . . . . . .         120%               49%            46%
Dividends per share common . . .         0.66              0.66           0.60
Dividends per share
 Class B common  . . . . . . . .         0.60              0.60          0.545
Percentage of pre-tax income
 from continuing operations
 to sales. . . . . . . . . . . .         3.2%              6.8%           7.8%
Capital expenditures . . . . . .    8,032,779         4,181,472      3,837,249
Depreciation . . . . . . . . . .   $6,190,031        $5,876,391     $5,250,453

____________________________________________________________________________

  At Year-End
Working capital. . . . . . . . . $ 39,535,991      $ 45,796,753   $ 39,572,003
Ratio of current assets
 to current liabilities. . . . .          4.0               5.8            3.4
Net property and equipment . . .   50,381,608        48,698,785     50,395,355
Total assets . . . . . . . . . .  129,225,159       131,433,714    133,655,919
Total debt . . . . . . . . . . .   35,000,000        35,800,000     40,000,000
Debt to capitalization,
 percent . . . . . . . . . . . .          51%               49%            59%
Stockholders' equity . . . . . .   69,173,750        72,713,836     67,973,890
Restated weighted average
 shares outstanding. . . . . . .    5,883,227         5,890,931      5,877,959
Stockholders' equity per share .       $11.76            $12.34         $11.56
Number of employees. . . . . . .        1,084             1,136          1,137


    (a) 1996 figures include an inventory liquidation of $863,000 recorded in cost of sales, a restructuring charge of $3,496,000 recorded in operating expenses, and an income tax benefit of $1,534,000, for an after-tax effect of $2,825,000, or $0.48 per share.

    (b) The 1996 figures also include an after-tax charge of $2,700,000 to recognize the estimated loss on the sale of Roll-it, the Company's discontinued store fixture operation.

    (c) 1993 figures include the expense of restructuring the Roll-it operation of $1,529,000 recorded in operating expenses and an income tax benefit of $566,000, for an after-tax effect of $963,000, or $0.16 per share.

                 ITEM 6--SELECTED FINANCIAL DATA

For the Year Ended                   1993                1992
Net sales. . . . . . . . . . . .     $114,010,930        $111,816,332
Cost of sales. . . . . . . . . .       81,483,000          80,049,625
Operating expenses
 (excluding interest expense). .       20,796,203          20,784,123
Interest expense . . . . . . . .          771,012             746,628
Income from continuing
 operations before taxes . . . .       10,960,715          10,235,956
Income taxes . . . . . . . . . .        3,871,000           3,552,000
Income from continuing
 operations. . . . . . . . . . .        7,089,715           6,683,956
Income (loss) from
 discontinued operation. . . . .       (1,571,583)(c)         (49,023)
Net income . . . . . . . . . . .        5,518,132           6,634,933
Earnings per share from
 continuing operations . . . . .             1.21                1.16
Earnings per share from
 discontinued operation. . . . .            (0.27)(c)           (0.01)
Earnings per share . . . . . . .             0.94                1.15
Dividends paid . . . . . . . . .        3,360,108           2,988,661
Dividend payout, percent of
 income from continuing
 operations. . . . . . . . . . .              47%                 45%
Dividends per share common . . .            0.60               0.545
Dividends per share
 Class B common. . . . . . . . .            0.545              0.487
Percentage of pre-tax income
 from continuing operations
 to sales. . . . . . . . . . . .            9.6%               9.2%
Capital expenditures . . . . . .      11,366,533          8,569,433
Depreciation . . . . . . . . . .      $3,945,043         $3,541,648

_____________________________________________________________________________


  At Year-End
Working capital. . . . . . . . .    $ 33,264,343       $ 28,414,322
Ratio of current assets
 to current liabilities. . . . .             5.0                3.3
Net property and equipment . . .      45,325,109         38,164,357
Total assets . . . . . . . . . .      95,173,490         87,236,319
Total debt . . . . . . . . . . .      12,750,000          6,000,000
Debt to capitalization,
 percent . . . . . . . . . . . .             20%                10%
Stockholders' equity . . . . . .      63,875,962         62,067,298
Restated weighted average
 shares outstanding. . . . . . .       5,856,952          5,779,543
Stockholders' equity
 per share . . . . . . . . . . .          $10.91             $10.74
Number of employees. . . . . . .             968                942


    (a) 1996 figures include an inventory liquidation of $863,000 recorded in cost of sales, a restructuring charge of $3,496,000 recorded in operating expenses, and an income tax benefit of $1,534,000, for an after-tax effect of $2,825,000, or $0.48 per share.

    (b) The 1996 figures also include an after-tax charge of $2,700,000 to recognize the estimated loss on the sale of Roll-it, the Company's discontinued store fixture operation.

    (c) 1993 figures include the expense of restructuring the Roll-it operation of $1,529,000 recorded in operating expenses and an income tax benefit of $566,000, for an after-tax effect of $963,000, or $0.16 per share.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS
                   AND RESULTS OF OPERATIONS

   The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's financial condition and results of operations. The discussion should be read in conjunction with the consolidated financial statements and footnotes.

RESULTS OF OPERATIONS

Overview of Significant Events

During fiscal year 1996, the following significant events and initiatives were undertaken:

* At the end of the second quarter, the Company announced the process of consolidating the administrative functions, such as billing, accounting and customer service, from Hirsh to the corporate headquarters in Grand Rapids. This process was completed in the fourth quarter and the Company expects annual pre-tax savings of approximately $650,000 to begin in fiscal year 1997.

* At the end of the fourth quarter, the Company announced a restructuring plan involving the shift of wood production from Modar to Hirsh and the subsequent sale or closure of the Modar facility, the transfer of redundant manufacturing operations performed at KV Canada to the corporate headquarters in Grand Rapids and an early retirement program to salaried employees at the Grand Rapids location. As an additional part of the plan, the board of directors authorized the liquidation of slow moving inventory. This will create additional manufacturing and warehousing space and enable management to focus its energy and attention on higher-margin new and existing products. These actions reduced fiscal year 1996 net earnings by $2,825,000, but after-tax savings are expected to be $2,300,000 spread across 1997 and 1998 as the plan is fully implemented.

* In August 1996, the Company announced its decision to sell Roll-it, the Company's store fixture operation, because it does not fit within the Company's core business strengths. The Company is actively seeking a buyer and recorded an after-tax charge of $2,700,000 in 1996 to cover the estimated loss from the sale. Roll-it is reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and the operating results of the business.

Management believes the cumulative effect of these actions will improve the future results of operations.

Net Sales

   Net sales in 1996 decreased $5.2 million to $163.0 million, or 3.1 percent less than 1995 record sales of $168.2 million. Drawer slide sales increased $0.4 million with strong sales of precision drawer slides being offset by decreased sales of utility drawer slides. Sales growth of precision slides came mostly from new customers and increased unit sales with existing customers. Utility slides decreased due to the discontinuation of the "Value Line" drawer slide products. Drawer slide sales are expected to increase in fiscal year 1997 with continued gains in precision drawer slide sales and the introduction of the 2800 Euro-style line of self-closing roller drawer slides. Shelving system sales decreased $1.3 million mainly due to lower sales of the wall-attached shelving line, with relatively flat sales of free-standing shelving systems. Shelving sales are projected to increase slightly in fiscal year 1997 due to new customers and increased sales of the new Space Solutions line introduced in 1996. Hardware sales decreased $1.9 million primarily due to fewer promotions of the Iron Horse product line by large retail customers. Hardware sales are estimated to have a small increase in fiscal 1997 due to the expansion in sales of the retail program for Feeny storage products. Furniture component sales decreased $2.4 million as the Modar operation had reduced volumes with furniture component customers as it mainly produces intercompany wood products.

   Net sales in 1995 increased $22.7 million to a record $168.2 million, or
15.6 percent, over 1994 sales of $145.5 million. Shelving system sales increased $15.5 million, due to $12.8 million of Hirsh shelving sales in this product line. Hardware sales increased $7.2 million, with $3.1 million of the increase due to KV Canada's contract painting and hardware products business and $2.0 million of the increase due to Hirsh sales. Drawer slide sales increased $1.1 million, primarily due to the continuing demand for precision drawer slides since the Company introduced the 8400 line of precision drawer slides in fiscal 1994. Furniture component sales decreased $1.1 million. During the year Modar concentrated its efforts on intercompany production of wood products to Hirsh and shelves to Knape & Vogt and Knape & Vogt Canada, which resulted in lower sales volumes with furniture component customers.

Cost of Sales

   Cost of sales as a percentage of sales was 76.3 percent in 1996, compared to 75.7 percent in 1995. Cost of sales in 1996 includes an $863,000 charge for liquidation of inventories to create additional manufacturing and warehousing space. Without this charge, cost as a percentage of sales would have been 75.8 percent in 1996, which is comparable to cost of sales in 1995. Costs as a percentage of sales in 1996 were reduced by decreases in raw material costs, but this was offset by fixed costs that could not be absorbed due to lower sales levels. The restructuring plan consolidates some manufacturing operations and is expected to reduce fixed costs in the future.

   Cost of sales as a percentage of sales was 75.7 percent in 1995, compared to 74.0 percent in 1994. In 1995 price increases in steel, particle board, plastic and packaging added 1.9 percent to the cost of sales. Sales price decreases to obtain new business and maintain existing relationships also contributed to the decrease in margins in 1995.

Selling and Administrative Expenses

   Selling expenses in 1996 increased to 12.9 percent of sales from 11.8 percent in 1995. In 1996 selling expenses increased as new products such as Space Solutions and Lumber Loc were introduced and a retail program for Feeny storage products was initiated. Co-op advertising and consumer product sales promotions also contributed to the higher selling expense. Selling expenses are expected to stay at approximately the same percentage of sales in fiscal year 1997 as new products are introduced and programs are developed to increase consumer sales. Administrative expenses as a percentage of sales were 3.9 percent of sales in 1996, down from 4.1 percent in 1995. Administrative expenses decreased in 1996 due to a reduction in Michigan Single Business Tax expense and administrative staff reductions at Modar and Hirsh. The impact of the restructuring plan should further reduce administrative expenses as a percentage of sales in future years.

   Selling expenses in 1995 decreased to 11.8 percent of sales from 12.7 percent in 1994. Hirsh contributed to the decrease in selling expenses as a percentage of sales in 1995 due to the combining of sales forces after the acquisition. In 1995 all locations showed a decrease in selling expenses as a percentage of sales. Administrative expenses as a percentage of sales were
4.1 percent in 1995, down from 4.3 percent in 1994. Administrative expenses in 1995 decreased due to a full year of activity for Hirsh which had lower administrative expenses as a percentage of sales. The decrease in 1995 was also due to a reduction in bad debt expense as collections of accounts receivable improved compared to 1994.

Restructuring and Impairment of Assets

   In the fourth quarter of 1996, the Company initiated the aforementioned restructuring plan to improve operating efficiencies. The restructuring and impairment charges of $3,496,000 primarily relate to severance and employee benefit costs ($1,635,000), the write-down of assets to be disposed of to their fair market value ($1,509,000) and other costs ($352,000).

Other Expenses

   Other expenses in 1996 decreased by $118,833 compared to 1995 mainly due to a reduction in interest expense caused by lower interest rates and slightly lower debt levels. Other expenses in 1995 increased compared to 1994 due to the acquisition of Hirsh which increased the Company's long-term debt in November 1994, and an increase in interest rates in 1995 offset the lower debt levels that were maintained in the second half of fiscal 1995.

Income Taxes

   The effective tax rate was 39.6 percent in 1996 compared to 33.6 percent in 1995, and 35.5 percent in 1994. The increase in the effective tax rate in 1996 is due to the reduction in use of research and development and foreign tax credits compared to the prior years. Tax laws in the United States which created research and development tax credits expired on June 30, 1995, and the Company was not able to use these credits to reduce 1996 income tax expense. The effective tax rate is composed of federal, foreign, state and local tax rates.

Income from Continuing Operations

   Income from continuing operations in 1996 was $3.1 million, or $0.53 per share, compared to $7.6 million, or $1.29 per share in 1995 and $7.3 million, or $1.24 per share, in 1994. Without the $2.8 million charge in 1996 for restructuring, impairment of assets and inventory liquidations, the income from continuing operations would have been $5.9 million, or $1.01 per share.

Income (Loss) from Discontinued Operation

   The results of operations of Roll-it, net of income taxes, are presented as a discontinued operation. In 1996 the company recorded an estimated loss on the sale of Roll-it of $3.9 million, which includes a reduction in asset values of $3.6 million and a provision for anticipated closing costs and operating losses until disposal of $0.3 million. The loss is reported net of an income tax benefit of $1.2 million, for an after-tax loss of $2.7 million.


FINANCIAL POSITION

Liquidity and Capital Resources

   The Company's financial position at June 30, 1996, remains strong with excellent liquidity. Corporate liquidity as measured by the current ratio remains solid at 4.0 - to - 1, with working capital of $39.5 million. Net cash provided from operating activities was the largest in three years at $13.5 million. Financial resources, including borrowing capacity and anticipated funds from operations, are expected to be adequate to satisfy all short-term obligations and the internal growth objectives of the Company.


CASH FLOW

Operating Activities

   Operating activities generated $13,485,377 in 1996 compared to $12,779,621 in 1995. Depreciation and amortization increased mainly due to the additional capital asset expenditures and the investment in other assets. Most of the restructuring expenses ($3,440,184) and loss on discontinued operation ($3,866,000) have not yet caused a cash outflow and the tax effect of these transactions is the main reason for the reduction of deferred income taxes ($1,060,000) and the increase in refundable income taxes ($1,627,737).
Prepaid expenses in 1996 had a modest increase of $160,535 compared to 1995 when prepaid expenses increased by $1,410,260. In fiscal 1995 the Company implemented improved internal control procedures relating to tooling and repair supplies, and a prepaid supplies asset was recorded. Changes in accounts payable and accruals in 1996 and 1995 were primarily caused by the timing of when payments for the liabilities were due. Reduction of certain accrued selling expenses in association with the combining of sales forces accounted for $637,000 of the $1,981,633 reduction in accruals in 1995.

Investing Activities

   Investing activities used $9,328,566 in 1996 compared to $5,075,219 in 1995. In 1996 capital expenditures increased to $8,032,779 from $4,181,472 in 1995, with the largest expenditures for woodworking equipment of approximately $1.9 million and machinery and tooling for a new drawer slide product of about $1.2 million. Expenditures during 1997 are expected to remain at approximately the same levels as in 1996, with most of the anticipated expenditures for machinery and tooling to produce new products and meet anticipated volume increases in current products.

Financing Activities

   Financing activities used $4,510,697 in 1996, compared to $7,817,582 in 1995. The Company reduced debt by $800,000 in 1996, compared to $4,200,000 in 1995. The total debt to ending equity ratio is 51 percent compared to 49 percent last year. The Company received $16,624 from the issuance of common stock to employees exercising options issued under the stock option plan, compared to $115,780 in 1995. Cash dividend payments totaled $0.66 per share on common stock and $0.60 on Class B common stock. At June 30, 1996, the Company had $35,000,000 outstanding on the $47,500,000 long-term revolving credit agreement. Anticipated cash flow from operations will substantially fund working capital, capital expenditures, dividend payments and restructuring costs. The Company will use long-term debt to the point where financial flexibility is preserved and undue financial risk is not incurred.

       ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Immediately following are the consolidated balance sheets of the Company and its subsidiaries as of June 30, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996, the notes thereto, summary of accounting policies, and the independent auditors' report.

       Knape & Vogt Manufacturing Company and Subsidiaries
                   Consolidated Balance Sheets
_____________________________________________________________________________
Year Ended June 30,                       1996               1995
_____________________________________________________________________________
Assets:
Current Assets:
  Cash and equivalents                    $    244,271        $    534,280
  Accounts receivable,
    less allowances of $563,000
    and $554,000, respectively              22,763,645          23,269,196

  Refundable income taxes                    1,860,191             229,183
  Inventories (Note 5)                      23,016,541          23,721,668
  Prepaid expenses                           3,058,021           2,896,794
  Net current assets of
    discontinued operation (Note 3)          1,790,740           4,691,453
_____________________________________________________________________________
Total Current Assets                        52,733,409          55,342,574
_____________________________________________________________________________
Property and Equipment:
  Land and improvements                      1,981,144           1,980,621
  Buildings                                 18,194,668          18,066,497
  Machinery and equipment                   61,953,623          57,673,428
_____________________________________________________________________________
                                            82,129,435          77,720,546
  Less accumulated depreciation             31,747,827          29,021,761
_____________________________________________________________________________
Net Property and Equipment                  50,381,608          48,698,785
_____________________________________________________________________________
Net Property and Equipment of
  Discontinued Operation (Note 3)            1,775,225           3,376,618
_____________________________________________________________________________
Goodwill, net                               18,916,360          19,422,953
_____________________________________________________________________________
Other Assets                                 5,418,557           4,592,784
_____________________________________________________________________________
                                          $129,225,159        $131,433,714
=============================================================================

      See accompanying notes to consolidated financial statements

       Knape & Vogt Manufacturing Company and Subsidiaries
                   Consolidated Balance Sheets

Year Ended June 30,                       1996               1995
_____________________________________________________________________________
Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts payable                        $  4,825,372       $  4,533,165
  Accruals:
    Taxes other than income                  1,381,324          1,567,103
    Compensation                             1,410,521          1,801,566
    Retirement plan contributions              581,126            605,399
    Restructuring Costs (Note 2)             3,440,184                  -
    Miscellaneous                            1,558,891          1,038,588
_____________________________________________________________________________
Total Current Liabilities                   13,197,418          9,545,821

Supplemental Retirement Benefits
 (Notes 7 and 8)                             1,504,067          1,439,167

Long-Term Debt (Note 6)                     35,000,000         35,800,000

Deferred Lease Costs                         2,360,124          2,885,090

Deferred Income Taxes (Note 10)              7,989,800          9,049,800
_____________________________________________________________________________
Total Liabilities                           60,051,409         58,719,878
_____________________________________________________________________________
Commitments (Notes 7, 8 and 9)

Stockholders' Equity (Notes 11 and 12)
  Stock:
    Common, $2 par - 6,000,000 shares
      authorized; 3,327,918 and
      3,295,496 issued                      6,655,836          6,590,992

    Class B common, $2 par -
      4,000,000 shares authorized;
      2,553,151 and 2,584,418 issued        5,106,302          5,168,836

    Preferred, 2,000,000 shares
      authorized and unissued                       -                  -

  Additional paid-in capital               33,080,087         33,065,773

  Retained earnings                        25,542,811         29,205,000

  Cumulative foreign currency
   translation adjustment                  (1,211,286)        (1,316,765)
_____________________________________________________________________________
Total Stockholders' Equity                 69,173,750         72,713,836
_____________________________________________________________________________
                                         $129,225,159       $131,433,714
=============================================================================

     See accompanying notes to consolidated financial statements.

                Knape & Vogt Manufacturing Company and Subsidiaries
                       Consolidated Statements of Income

Year ended June 30,               1996            1995            1994
Net Sales                         $163,012,030    $168,190,969    $145,504,536

Cost of Sales                      124,408,648     127,296,470     107,701,337
______________________________________________________________________________
Gross profit                        38,603,382      40,894,499      37,803,199
______________________________________________________________________________
Expenses:
  Selling and shipping              21,044,004      19,882,242      18,547,404
  Administrative and general         6,394,013       6,922,412       6,188,530
  Restructuring and impairment
   of assets  (Note 2)               3,496,000               -               -
______________________________________________________________________________
Total expenses                      30,934,017      26,804,654      24,735,934
______________________________________________________________________________
Operating income                     7,669,365      14,089,845      13,067,265
______________________________________________________________________________
Other Expenses:
  Interest                           2,253,992       2,471,652       1,426,328
  Other, net                           277,315         178,488         307,217
______________________________________________________________________________
Total other expenses                 2,531,307       2,650,140       1,733,545
______________________________________________________________________________
Income from continuing operations
 before income taxes                 5,138,058      11,439,705      11,333,720

Income Taxes-Continuing Operations
 (Note 10)                           2,035,000       3,849,000       4,020,000
______________________________________________________________________________
Income from continuing operations    3,103,058       7,590,705       7,313,720
______________________________________________________________________________
Discontinued Operation,
 Net of Income
  Taxes (Note 3)
  Income (loss) from operation        (337,926)        654,433         842,556
  Estimated loss on sale            (2,700,000)              -               -
______________________________________________________________________________
Total discontinued operation,
 net of income taxes                (3,037,926)        654,433         842,556
______________________________________________________________________________
Net Income                         $    65,132      $8,245,138      $8,156,276
==============================================================================
Net Income Per Share
 (Notes 2, 3 and 12)
   From continuing operations      $       .53      $     1.29      $    1.24
   From discontinued operation     $      (.52)     $      .11      $     .15
______________________________________________________________________________
Total Net Income Per Share         $       .01      $     1.40      $    1.39
==============================================================================
Dividends Per Share
  Common stock                     $       .66      $      .66      $     .60
  Class B common stock             $       .60      $      .60      $     .545
==============================================================================
Weighted Average Shares
 Outstanding (Note 12)               5,883,227       5,890,931       5,877,959
==============================================================================
     See accompanying notes to consolidated financial statements.

             Knape & Vogt Manufacturing Company and Subsidiaries
               Consolidated Statements of Stockholders' Equity

                                                                  Cumulative
                                                                  foreign
                                      Additional                  currency
                        Common        paid-in       Retained      translation
                        stock         capital       earnings      adjustment
Balance, July 1, 1993   $10,643,990   $23,689,539   $30,044,186   $  (501,753)
  Net income for 1994             -             -     8,156,276             -
  Cash dividends                  -             -    (3,373,493)            -
  Stock issued under
   stock option plan
   (Note 11)                 32,664       209,883             -             -
  Foreign currency
   translation
   adjustment                     -             -             -      (927,402)
______________________________________________________________________________
Balance, June 30, 1994   10,676,654    23,899,422    34,826,969    (1,429,155)
  Net income for 1995             -             -     8,245,138             -
  Cash dividends                  -             -    (3,722,814)            -
  10% stock dividend
   (Note 12)              1,066,710     9,067,035   (10,144,293)            -
  Stock issued under
   stock option
   plan (Note 11)            16,464        99,316             -             -
  Foreign currency
   translation adjustment         -             -             -       112,390
______________________________________________________________________________
Balance, June 30, 1995   11,759,828    33,065,773    29,205,000    (1,316,765)
  Net income for 1996             -             -        65,132             -
  Cash dividends                  -             -    (3,727,321)            -
  Stock issued under
   stock option
   plan (Note 11)             2,310        14,314             -             -
  Foreign currency
   translation adjustment         -             -             -       105,479
______________________________________________________________________________
Balance, June 30, 1996  $11,762,138   $33,080,087   $25,542,811   $(1,211,286)
==============================================================================

     See accompanying notes to consolidated financial statements.

       Knape & Vogt Manufacturing Company and Subsidiaries
              Consolidated Statements of Cash Flows

Year ended June 30,              1996            1995             1994
Operating Activities
 Net income                       $   65,132     $ 8,245,138     $  8,156,276
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Depreciation of fixed assets   6,190,031       5,876,391        5,250,453
    Amortization of other assets   1,155,322       1,022,047          836,048
    Increase (decrease) in
      deferred income taxes       (1,060,000)      1,339,000          712,000
    Increase (decrease) in
     supplemental retirement
      benefits                        64,612         112,089          (23,717)
    Increase (decrease) in
      deferred lease costs          (524,966)       (509,234)        (289,814)
    Loss on sale of the
      discontinued operation       3,866,000               -                -
    Changes in operating assets
      and liabilities:
        Decrease (increase) in:
          Accounts receivable        515,079         (40,221)      (1,007,096)
          Refundable income
            taxes                 (1,627,737)       (502,295)       1,034,359
          Inventories                720,025       1,909,457         (122,998)
          Net assets of
            discontinued
            operation                636,106         184,722       (1,702,032)
          Prepaid expenses          (160,535)    (1,410,260)          148,846
        Increase (decrease) in:
          Accounts payable           289,679     (1,465,580)       (2,895,957)
          Accrued restructuring
            costs                  3,440,184              -                 -
          Accruals                   (83,555)    (1,981,633)           64,043
______________________________________________________________________________
Net cash provided by
 operating activities            13,485,377     12,779,621         10,160,411
______________________________________________________________________________
Investing Activities
  Additions to property,
    plant and equipment          (8,032,779)    (4,181,472)        (3,837,249)
  Sales of property,
    plant and equipment             175,651         20,015             32,595
  Payments for purchase of
    subsidiaries                          -              -        (29,270,859)
  Payments for other assets      (1,471,438)      (913,762)          (738,844)
______________________________________________________________________________
Net cash used for investing
 activities                      (9,328,566)   (5,075,219)        (33,814,357)
______________________________________________________________________________
Financing Activities
  Purchase of fractional shares           -       (10,548)                  -
  Cash dividends declared        (3,727,321)   (3,722,814)         (3,373,493)
  Proceeds from issuance of
    common stock                     16,624       115,780             242,547
  Additions to long-term debt
    including current portion             -             -          27,250,000
  Payments on long-term debt       (800,000)   (4,200,000)                  -
______________________________________________________________________________
Net cash provided by (used
 for) financing activities       (4,510,697)   (7,817,582)         24,119,054
______________________________________________________________________________
Effect of Exchange Rate
 Changes on Cash                     63,877        80,380            (488,117)
______________________________________________________________________________
Net Decrease in Cash and
 Equivalents                       (290,009)      (32,800)            (23,009)

Cash and Equivalents, beginning
 of year                            534,280       567,080             590,089
______________________________________________________________________________
Cash and Equivalents, end of
 year                              $244,271      $534,280            $567,080
==============================================================================

     See accompanying notes to consolidated financial statements.

            Knape & Vogt Manufacturing Company and Subsidiaries
                 Notes to Consolidated Financial Statements

1. Summary of        Principles of Consolidation
   Significant
   Accounting        The consolidated financial statements include the
   Policies          accounts of Knape & Vogt Manufacturing Company and its
                     wholly-owned subsidiaries (Company). All material intercompany balances, transactions and stockholdings have been eliminated in consolidation.

                     Description of Business and Concentration of Credit Risk

                     The Company designs, manufactures and distributes storage products including decorative and utility shelving systems, drawer slides, home workshop items, kitchen and closet storage products and cabinet hardware. The Company announced its decision to sell its store fixture operation and this portion of the business is shown as a discontinued operation. The Company primarily sells its products to customers in the retail hardware and cabinet manufacturing industries. No single customer accounts for more than 10% of consolidated sales. The Company performs ongoing credit evaluations and maintains reserves for potential credit losses.

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

                     Fair Value of Financial Instruments

                     The carrying amounts of the Company's financial instruments, which consist of cash, receivables, bank revolving credit agreement and accounts payable, approximate their fair values.

                     Cash Equivalents

                     All highly liquid debt instruments with a maturity of three months or less when purchased are classified as cash equivalents.

            Knape & Vogt Manufacturing Company and Subsidiaries
                Notes to Consolidated Financial Statements

Inventories          Inventories are stated at the lower of FIFO (first-in,
                     first-out) cost or market for 100% and 87% of the inventories at June 30, 1996 and 1995, respectively.
                     Until 1996, one subsidiary used the LIFO (last-in, first-out) method to determine cost, the inventory value of which was approximately $418,000, lower than it would have been under the FIFO method at June 30, 1995. During
                     1996, the subsidiary changed to the FIFO method. The change in accounting principle was made to provide a better matching of revenue and expenses. This accounting change was not material to the financial statements on an annual or quarterly basis, and accordingly, no retroactive restatement of prior years' financial statements was made.

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

                     Goodwill

                     Goodwill represents the amount by which the cost of businesses purchased exceeds the fair value of the net assets acquired. Goodwill is amortized over a period of 40 years using the straight-line method. Accumulated amortization of goodwill was $1,347,358 and $840,765 at June 30, 1996 and 1995, respectively. The Company periodically reviews goodwill for impairment based upon undiscounted operating income over the remaining life of the goodwill.

                     Deferred Lease Costs

                     Deferred lease costs arising from an acquisition represent the excess of actual rent payments on an operating lease over the current market rental rate at the acquisition date. The deferred lease cost is amortized over 57 months, the remaining life of the lease.

               Knape & Vogt Manufacturing Company and Subsidiaries
                    Notes to Consolidated Financial Statements

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

                      Income Taxes

                      The Company accounts for certain income and expenses in different periods for financial reporting and income tax purposes. The Company utilizes the liability method to account for deferred income taxes by applying statutory tax rates in effect at the balance sheet date to differences between the financial reporting and tax bases of assets and liabilities. The resulting deferred tax liabilities or assets are adjusted to reflect changes in tax laws or rates by means of charges or credits to income tax expense.

                      Use of Estimates in Preparation of Financial Statements

                      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      Accounting for the Impairment of Long-Lived Assets

                      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
                      (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets. The Company is required to adopt this statement by its fiscal year ending in 1997. The new statement requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

                Knape & Vogt Manufacturing Company and Subsidiaries
                     Notes to Consolidated Financial Statements

                       Advertising

                       The Company expenses the costs of advertising as incurred. Advertising expense was $553,000 in 1996, $622,000 in 1995, and $416,000 in 1994.

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

2. Restructuring       On June 24, 1996, the Board of Directors of the Company
   and Impairment      approved a restructuring plan designed to improve
   of Assets           operating efficiencies.  The plan involves the shift of
                       wood production from Modar to Hirsh and the subsequent sale or closure of the Modar facility, the transfer of redundant manufacturing operations performed at Knape &
                       Vogt Canada to the corporate headquarters in Grand
                       Rapids, and an early retirement program to salaried employees at the Grand Rapids location. The restructuring and impairment charge of $3,496,000 primarily relates to severance and employee benefit costs ($1,635,000), the write-down of assets to be disposed of to their fair market value ($1,509,000) and other costs ($352,000). As an additional part of the plan which is reported as part of costs of sales, the Board of Directors authorized the liquidation of $863,000 of slow moving inventories in order to create additional manufacturing and warehousing space. After an income tax benefit of $1,534,000, these actions reduced fiscal year 1996 earnings by $2,825,000 or $.48 per share.

3. Discontinued        On August 20, 1996, the Company announced its decision
   Operation           to sell the Roll-it division of Knape & Vogt Canada
                       Inc. (Roll-it), the Company's store fixture operation.
                       Roll-it is reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business.

                 Knape & Vogt Manufacturing Company and Subsidiaries
                     Notes to Consolidated Financial Statements

                       The estimated loss on the sale of Roll-it is $3.9 million, which includes a reduction in asset values of $3.6 million and a provision for anticipated closing costs and operating losses until disposal of $.3 million. The loss is reported net of an income tax benefit of $1.2 million, for an after-tax loss of $2.7 million. The amounts are based on estimates of the proceeds expected to be realized on the sale of the store fixture operation. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operation.
                       Summary operating results of the discontinued operation (in thousands) are as follows:

                       June 30,                1996        1995        1994
                       Revenues . . . . . . .  $13,540     $14,851     $14,371
                       Costs and expenses . .   13,990      13,823      13,056
                       Income (loss)
                        before taxes. . . . .     (450)      1,028       1,315
                       Income tax
                        expense (benefit) . .     (112)        374         472
                       Net income (loss). . .  $  (338)    $   654     $   843

                       Net assets of the discontinued operation at June 30, 1996, of approximately $3.6 million consisted of $1.8 million of current assets, deductions for an allowance for the estimated loss on disposal, estimated operating losses to the anticipated disposal date, current liabilities and $1.8 million of equipment.

4. Acquisition         On November 30, 1993, the Company acquired all of the
                       issued and outstanding capital stock of The Hirsh
                       Company (Hirsh). Located in Skokie, Illinois, Hirsh is a manufacturer of steel shelving products, home workshop items, closet storage systems and other storage products. Hirsh is being operated as a subsidiary of the Company. The stock of Hirsh was purchased with cash, and in connection with the acquisition, the Company contributed to the capital of Hirsh to repay all of its outstanding indebtedness.
                       The Company's aggregate acquisition cost was $29,270,859, and the funds required for the acquisition were borrowed under the Company's $47,500,000 line of credit with a local bank. The transaction was accounted for as a purchase; therefore, the results of the operations for Hirsh since the acquisition date are included in the accompanying consolidated financial statements.

             Knape & Vogt Manufacturing Company and Subsidiaries
                  Notes to Consolidated Financial Statements

                       Unaudited pro forma 1994 results of operations, as if the acquisition had occurred July 1, 1993, are as follows:

                       Net sales                       $166,072,763
                       Net income                         7,496,878
                       Net income per share                    1.28
                       ============================================

5. Inventories         Inventories are summarized as follows:

                       June 30,                     1996              1995
                       Finished products            $13,189,032    $13,791,986
                       Work in process                2,665,754      2,275,296
                       Raw materials and supplies     7,161,755      7,654,386
                       -------------------------------------------------------
                                                    $23,016,541    $23,721,668
                       =======================================================

6. Long-Term Debt      At June 30, 1996 and 1995, long-term debt consisted of
                       borrowings under an unsecured revolving credit agreement which provides for loans up to $47,500,000 with interest between 40 and 50 basis points above the federal funds rate depending on the Company's interest coverage ratio. At June 30, 1996 there was a $35,000,000 balance outstanding under the revolving credit agreement; with an effective interest rate of 5.45%. The agreement contains certain covenants which the Company is in compliance with at June 30, 1996.
                       The revolving credit is required to be repaid by November 1, 1997. Annually, the Company may request that the maturity of the revolving credit be extended by another year.

7. Retirement Plans    The Company has several noncontributory defined benefit
                       pension plans and defined contribution plans covering substantially all of its employees. The defined benefit plans provide benefits based on the participants' years of service. The Company's funding policy for defined benefit plans is to make annual contributions which equal or exceed regulatory requirements. The Company's board of directors annually approves contributions to defined contribution plans.

                       The Company also has a supplemental retirement program for designated officers of the Company which also includes death and disability benefits.

       Knape & Vogt Manufacturing Company and Subsidiaries
            Notes to Consolidated Financial Statements


The cost of retirement benefits is as follows:

                       Year ended June 30,              1996  1995    1994
                       -------------------------------------------------------
                       Discretionary
                        profit-sharing   $  585,965   $  576,558   $  741,187
                       Pension              261,781      301,349      257,597
                       Supplemental
                        retirement          193,960      158,442      132,200
                       -------------------------------------------------------
                                         $1,041,706   $1,036,349   $1,130,984
                       =======================================================

                       Net periodic cost for the pension plans included the following components:

                       Year ended June 30, 1996         1995        1994
                       Service cost -
                        benefits earned
                        during the period  $  280,075   $ 251,503   $ 204,733
                       Interest cost on
                        projected benefit
                        obligation            737,433     726,789     711,826
                       Actual return on
                        plan assets        (1,208,193)   (930,192)    (25,277)
                       Net deferral and
                        amortization of
                        unrecognized
                        amounts               452,466     253,249    (633,685)
                       -------------------------------------------------------
                       Net periodic
                        pension cost       $  261,781   $ 301,349   $ 257,597
                       =======================================================

                       The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation of the pension plans was 8.5% at June 30, 1996 and 1995. The expected long-term rate of return on plan assets was 8.5%.

                       The funded status of the pension plans is as follows:

                       June 30,                      1996           1995
                       Actuarial present value
                         of benefit obligations:
                          Accumulated and projected
                            benefit obligation,
                            vested benefits of
                            $9,149,228 and
                            $8,790,594               $9,248,880    $8,890,564
                          Plan assets at fair
                            value, primarily
                            equity securities
                            and fixed income funds   10,183,105     9,169,454
                       -------------------------------------------------------
                       Plan assets in excess of
                         projected benefit
                         obligations                    934,225       278,890
                       -------------------------------------------------------
                       Unrecognized net obligations:
                         Unrecognized net loss          292,637       853,808
                         Unrecognized prior service
                           cost                         910,955       981,820
                         Unrecognized transition
                           net asset, being recognized
                           over 14.4 years             (402,500)     (456,900)
                       -------------------------------------------------------
                       Unrecognized net obligations     801,092     1,378,728
                       -------------------------------------------------------
                       Prepaid pension cost
                         included in other assets    $1,735,317    $1,657,618
                       =======================================================

               Knape & Vogt Manufacturing Company and Subsidiaries
                    Notes to Consolidate Financial Statements

8.   Postretirement    The Company maintains a defined benefit postretirement
     Health Care       plan for substantially all employees which provides
     Benefits          certain health care benefits.  Eligibility and benefits
                       are based on age and years of service. On July 1, 1992, the Company adopted SFAS No. 106, Employers'
                       Accounting for Postretirement Benefits Other Than
                       Pensions, on a prospective basis. The transition obligation represents the difference between the Company's July 1, 1992, accrued postretirement benefit costs prior to the adoption of SFAS No. 106 and the Plan's unfunded liability as of that date and is being amortized over 20 years. During fiscal year 1994, the Company revised the eligibility definition for benefits. This reduced the liability as of July 1, 1993 by $916,457. This decrease in the liability is being amortized over 17 years, the average remaining service period of the active employees.

                       The components of net periodic postretirement benefit cost are as follows:

                       Year ended June 30,     1996       1995       1994
                       Service cost -
                        benefits earned
                        during the year        $ 82,461   $107,493   $114,233
                       Interest cost on
                        projected benefit
                        obligation              126,329    144,266    134,645
                       Amortization of
                        transition
                        liability over
                        20 years                 93,861     93,861     93,861
                       Amortization of prior
                        service costs           (57,279)   (57,279)   (25,561)
                       Amortization of
                        unrecognized net loss    18,415     37,162          -
                       -------------------------------------------------------
                       Net postretirement
                        health care cost       $263,787   $325,503   $317,178
                       =======================================================

                       A reconciliation of the accumulated postretirement benefit obligation to the liability recognized in the consolidated balance sheets is as follows:

                       June 30,                     1996          1995
                       -------------------------------------------------------
                       Accumulated postretirement
                        benefit obligation:
                         Active participants        $  828,891    $ 1,010,493
                         Retirees                      704,498        731,874
                       -------------------------------------------------------
                                                     1,533,389      1,742,367
                       Unrecognized transition
                        obligation                  (1,501,763)    (1,595,624)
                       -------------------------------------------------------
                                                        31,626        146,743
                       Unrecognized net loss          (443,795)      (682,130)
                       Unrecognized prior service
                        cost                           744,620        801,899
                       -------------------------------------------------------
                       Postretirement health care
                        liability                   $  332,451    $   266,512
                       =======================================================

              Knape & Vogt Manufacturing Company and Subsidiaries
                 Notes to Consolidated Financial Statements

                       The actuarial calculation assumes a health care inflation rate of 9.8% in 1996 and grades down uniformly to 6.5% in 2002 and remains level thereafter. The health care cost trend rate has an effect on the amounts reported. Increasing the health care inflation rate by 1% would increase the June 30, 1996, accumulated postretirement benefit obligation by $118,378, and the 1996 net postretirement health care cost by $20,294. The discount rate used in determining the accumulated postretirement benefit obligation was 8.5%. The Company's postretirement health care plans are not funded. Prior to 1993, the cost of providing postretirement benefits was expensed as incurred.

9. Lease Commitments   The Company is leasing certain real property under the
                       terms of two to five year leases.

                       Future minimum payments are as follows:

                       Year ending June 30,
                       -------------------------------------------------------
                       1997                                $1,508,148
                       1998                                 1,543,804
                       1999                                 1,562,573
                       2000                                 1,422,191
                       2001                                   217,462
                       -------------------------------------------------------
                                                           $6,254,178
                       =======================================================

                       Rent expense under all operating leases was approximately $2,076,000, $2,070,000 and $1,461,000 in 1996, 1995 and 1994, respectively.

10. Income Taxes       Income from continuing operations before income taxes
                       consists of:

                       Year ended
                       June 30,         1996         1995          1994
                       -------------------------------------------------------
                       United States    $5,603,192   $10,708,095   $10,686,317
                       Foreign            (465,134)      731,610       647,403
                       -------------------------------------------------------
                       Income from
                        continuing
                        operations
                        before
                        income taxes    $5,138,058   $11,439,705   $11,333,720
                       =======================================================

                       Income tax expense (benefit) from continuing operations consists of:

                       Year ended
                        June 30,          1996         1995         1994
                       -------------------------------------------------------
                       Current:
                        United States     $3,189,000   $2,298,000   $2,942,000
                        Foreign             (152,000)     129,000      210,000
                        State and local       58,000       83,000      103,000
                       -------------------------------------------------------
                       Total current       3,095,000    2,510,000    3,255,000
                       -------------------------------------------------------

                       Deferred:
                        United States     (1,159,000)   1,208,000      609,000
                        Foreign               14,000      121,000       15,000
                        State and local       85,000       10,000      141,000
                       -------------------------------------------------------
                       Total deferred     (1,060,000)   1,339,000      765,000
                       -------------------------------------------------------
                       Income tax
                        expense           $2,035,000   $3,849,000   $4,020,000
                       =======================================================

                       The difference between the effective tax rates of 40%, 34%, and 35% in 1996, 1995 and 1994, respectively, and the federal statutory rate of 34% is due to foreign, state and local income taxes. The increase in consolidated income tax expense in 1996 is due to the reduction of use by the Company of research and development credits compared to prior years. Tax laws in the United States which created research and development tax credits expired on June 30, 1995, and the Company was not able to use these credits to reduce 1996 income tax expense.

                       The sources of the net deferred income tax liability are as follows:

                       June 30,                     1996         1995
                       -------------------------------------------------------
                       Different book/tax basis of
                         property and equipment     $ 9,742,000   $ 9,713,000
                       Inventory valuation
                         reserves                       478,000       427,000
                       Net operating loss
                         carryforward expiring
                         through 2008                (1,228,000)   (1,179,000)
                       Restructuring accrual         (1,207,000)       ----
                       Other                            204,800        88,800
                       -------------------------------------------------------
                                                    $ 7,989,800   $ 9,049,800
                       =======================================================

                       The Company has not provided for United States income taxes on undistributed earnings of foreign subsidiaries. Earnings are being reinvested, the remittance of which has been indefinitely postponed. In the event these earnings were remitted to the Company, foreign tax credits would be used to offset a substantial portion of the United States income taxes.

11. Stock Option       The 1987 Stock Option Plan grants key employees of the
    Plan               Company options to purchase shares of common stock.
                       Options were granted at or above the market price of the Company's common stock on the date of the grant, are exercisable from that date and terminate ten years from the grant date. The plan, as amended in October
                       1994 and in October 1991, authorized a total of 300,000 shares to be available for issuance under the plan.

                       Transactions are as follows:

                                              1996        1995        1994
                       Options outstanding,
                        beginning of year     129,945     103,411      85,070
                       Granted                 45,000      32,250      36,000
                       Exercised               (1,155)     (8,232)    (16,332)
                       Forfeited               (1,050)     (7,430)     (1,327)
                       10% stock dividend           -       9,946          -
                       -------------------------------------------------------
                       Options outstanding
                        and exercisable,
                        end of year           172,740     129,945     103,411
                       =======================================================
                       Options price range,
                        end of year           $ 9.58-      $ 9.58-    $ 9.58-
                                               20.00        20.00      28.41
                       Options available
                        for grant, end
                        of year                46,967      90,917      14,018
                       =======================================================

                       In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 allows companies to continue to account for their stock-based compensation plans in accordance with APB Opinion 25, but encourages the adoption of the new accounting method to record compensation expense based on the estimated fair value of employee stock-based compensation. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company has adopted the new method. The Statement is required to be adopted for fiscal years beginning after December 15, 1995. Management intends to continue to account for its stock-based compensation plans in accordance with APB Opinion 25 and provide the supplemental disclosures as required by SFAS No. 123, beginning in 1997.

12. Stockholders'      On August 19, 1994, the board of directors declared a
    Equity             10% stock dividend of the Company's common stock and
                       Class B common stock. Applicable share and per share data have been restated to reflect the 10% stock dividend.

                       The Company has three classes of stock, common stock, Class B common stock and unissued preferred stock.
                       Each share of common stock entitles the holder thereof to one vote on all matters submitted to the shareholders. Each share of Class B common stock entitles the holder to ten votes on all such matters, except that the holders of common stock are entitled to elect, voting separately as a class, at least one quarter of the Company's directors to be elected at each meeting held for the election of directors. In all other instances, holders of common stock and Class B common stock vote together, except for matters affecting the powers, preferences or rights of the respective classes or as otherwise required under the Michigan Business Corporation Act. With respect to dividend rights, each share of common stock is entitled to cash dividends at least ten percent (10%) higher than those payable on each share of Class B common stock. Class B common stock is subject to certain restrictions on transfer, but is convertible into common stock on a share-for-share basis at anytime.

13. Supplemental       Total interest paid during the years ended June 30,
    Cash Flows         1996, 1995 and 1994, was $2,245,136, $2,452,649 and
    Information        $1,319,657, respectively.

                       Total income taxes paid during the years ended June 30, 1996, 1995 and 1994, were $2,540,139, $3,375,972, and
                       $2,739,174, respectively.

14. Foreign            The Company has operations in the United States and
    Operations         Canada:

                       Year ended
                        June 30,      1996          1995          1994
                       -------------------------------------------------------
                       Net sales:
                        United States $147,691,899  $151,261,132  $132,348,494
                        Canada          15,320,131    16,929,837    13,156,042
                       -------------------------------------------------------
                                      $163,012,030  $168,190,969  $145,504,536
                       =======================================================
                       Operating income:
                        United States $  8,178,485  $ 13,412,124  $ 12,440,250
                        Canada            (509,120)      677,721       627,015
                       -------------------------------------------------------
                                      $  7,669,365  $ 14,089,945  $ 13,067,265
                       =======================================================
                       Total assets:
                        United States $116,460,936  $115,120,879  $117,567,637
                        Canada          12,764,223    16,312,835    15,680,164
                       -------------------------------------------------------
                                      $129,225,159  $131,433,714  $133,247,801
                       =======================================================

                         Independent Auditors' Report


Board of Directors
Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Knape & Vogt Manufacturing Company and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knape & Vogt Manufacturing Company and subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
August 21, 1996

       ITEM 9--DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          No changes in, or disagreements with, the Company's accountants occurred, requiring disclosure under Item 304 of Regulation S-K.

                             PART III

     ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Directors of Registrant. Information relating to directors and director nominees of the Company, contained in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held October 18, 1996, and filed pursuant to Regulation 14A, is incorporated herein by reference.

          Executive Officers of Registrant. Information relating to the executive officers of the Company is included in Part I of this Form 10-K.

                 ITEM 11--EXECUTIVE COMPENSATION

          The information under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," and "Aggregated Stock Option Exercises in Fiscal 1996 and Year End Option Values," is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 18, 1996, filed pursuant to Regulation 14A.

   ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

          The information under the captions "Voting Securities and Principal Shareholders" and "Directors and Nominees" is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 18, 1996, filed pursuant to Regulation 14A.

     ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information under the caption "Directors and Nominees" is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 18, 1996, filed pursuant to Regulation 14A.

                             PART IV

   ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (a)  (1) Financial Statements

          The following financial statements and schedules, all of which are set forth in Item 8, are filed as part of this report.

                                                   Page Number in
                                                    10-K Report

     Consolidated Balance Sheets . . . . . . . . . . . . . . . 14
     Consolidated Statements of Income . . . . . . . . . . . . 15
     Consolidated Statements of Stockholders' Equity . . . . . 16
     Consolidated Statements of Cash Flows . . . . . . . . . . 17
     Summary of Accounting Policies. . . . . . . . . . . . . . 18
     Notes to Consolidated Financial Statements. . . . . . . . 18
     Independent Auditors' Report. . . . . . . . . . . . . . . 30

          (2)  Financial Statement Schedule

          The following financial statement schedule and related Independent Auditors' Report on such schedule are included in this Form 10-K on the pages noted.

                                                              Page Number in
                                                               10-K Report

     Independent Auditors' Report on such schedule . . . . . . . . . . 33
     Schedule II -- Valuation and Qualifying Accounts and Reserves . . 34
     Consent of Independent Certified Public Accountants . . . . . . . 36

     All other schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

          (3)  Exhibits

          Reference is made to the Exhibit Index which is found on page 38 of this Form 10-K Annual Report.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 1996.

                    Independent Auditors' Report on Schedule


Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

The audits referred to in our report dated August 21, 1996, relating to the consolidated financial statements of Knape & Vogt Manufacturing Company which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying table of contents. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
September 24, 1996

                 Knape & Vogt Manufacturing Company and Subsidiaries
            Schedule II - Valuation and Qualifying Accounts and Reserves

Column A               Column B     Column C additions     Column D   Column E
- ------------------------------------------------------------------------------
                       Balance,    Charged to  Charged to             Balance,
                       beginning   costs and   other                  end of
Description            of period   expenses    accounts   Deductions  period
                                   (1)                    (2)
- ------------------------------------------------------------------------------
Year ended June 30,
 1996:
Allowances deducted
 from assets:
   Accounts receivable
   for:
    Doubtful accounts  $338,000    $593,000    $   -      $591,000    $340,000
    Cash discounts      216,000       7,000        -             -     223,000
- ------------------------------------------------------------------------------
                       $554,000    $600,000    $   -      $591,000    $563,000
- ------------------------------------------------------------------------------
     (1)  Write-off of doubtful accounts and collections on accounts previously written off, including reduction in allowance balance.

              Knape & Vogt Manufacturing Company and Subsidiaries
          Schedule II - Valuation and Qualifying Accounts and Reserves

Column A             Column B       Column C additions    Column D    Column E
- ------------------------------------------------------------------------------
                     Balance      Charged to  Charged to              Balance,
                     beginning    costs and   other                   end of
Description          of period    expenses    accounts    Deductions  period
                                  (1)         (2)         (1)
- ------------------------------------------------------------------------------
Year ended June 30,
 1995:
Allowances deducted
 from assets:
   Accounts receivable
   for:
    Doubtful accounts  $582,500   $145,000     $    -      $389,500   $338,000
    Cash discounts      216,000          -          -             -    216,000
- ------------------------------------------------------------------------------
                       $798,500   $145,000     $    -      $389,500   $554,000
- ------------------------------------------------------------------------------
Year ended June 30,
 1994:
Allowances deducted
 from assets:
   Accounts receivable
   for:
    Doubtful accounts  $252,902   $ 33,959     $306,847    $ 11,208   $582,500
    Cash discounts      190,000     26,000            -           -    216,000
- ------------------------------------------------------------------------------
                       $442,902   $ 59,959     $306,847    $ 11,208   $798,500
==============================================================================
     (1)  Write-off of doubtful accounts and collections on accounts previously written off.
     (2)  Allowances related to acquisition in fiscal year 1994.

            Consent of Independent Certified Public Accountants



We hereby consent to the incorporation by reference of our reports dated August 21, 1996 relating to the consolidated financial statements and schedule of Knape & Vogt Manufacturing Company, appearing in that Corporation's annual report on Form 10-K for the year ended June 30, 1996, in that corporation's previously filed Form S-8 Registration Statements (file numbers 33-20227, 33-43704, 33-88206 and 33-88212).


/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
September 24, 1996

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KNAPE & VOGT MANUFACTURING COMPANY


                                        By /s/ Allan E. Perry
                                           Allan E. Perry, President and Chief
                                           Executive Officer

Date:  September 23, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 23, 1996, by the following persons on behalf of the registrant in the capacities indicated. Each director or officer of the registrant, whose signature appear below, hereby appoints Richard C. Simkins as his attorney-in-fact, to sign in his name and on his behalf, as a director or officer of the registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.


/s/ Allan E. Perry                    /s/ Richard C. Simkins
Allan E. Perry, Chief Executive       Richard C. Simkins, Principal Financial
Officer and Director                  and Accounting Officer and Director


/s/ Mary Rita Cuddohy                  /s/ William R. Dutmers
Mary Rita Cuddohy, Director            William R. Dutmers, Director


/s/ John E. Fallon                     /s/ Michael J. Kregor
John E. Fallon, Director               Michael J. Kregor, Director


                                       /s/ Raymond E. Knape
Herbert F. Knape, Director             Raymond E. Knape, Director


/s/ Richard S. Knape                   /s/ Robert T. Kroon
Richard S. Knape, Director             Robert T. Kroon, Director

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

10(d) Loan agreement with Old Kent Bank dated November 29, 1993, as amended . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 41

18    Letter Regarding Change in Accounting Principle. . . . . . . . . . . 39

21    Subsidiaries of Registrant . . . . . . . . . . . . . . . . . . . . . 40

24    Power of Attorney (Included on page 37).

                                                            August 21, 1996



Mr. Richard C. Simkins
Executive Vice President, Finance,
 Secretary and Treasurer
Knape & Vogt Manufacturing Company
2700 Oak Industrial Drive, N.W.
Grand Rapids, Michigan 49505-6081

Dear Mr. Simkins:

As stated in Note 1 to the consolidated financial statements of Knape & Vogt Manufacturing Company (Company) for the year ended June 30, 1996, the Company changed its method of determining inventory cost at one of its subsidiaries from the last-in, first-out (LIFO) method to the first-in, first out (FIFO) method because such a method provides a better matching of revenue and expenses. The Company believes that the impact of this change is not material to the financial statements and therefore has not restated its financial statements as otherwise called for by paragraph 27 of Accounting Principles Board Opinion No. 20. However, pursuant to paragraph 28 of Accounting Principles Board Opinion No. 20, the Company has disclosed in its 1996 annual report the nature and justification of this change.

In connection with our audit of the financial statements, included in the above-mentioned annual report, we have evaluated the circumstances and the business judgment and planning which formulated your basis to make the change in accounting principle.

It should be understood that criteria have not been established by the Financial Accounting Standards Board for selecting from among the alternative accounting principles that exist in this area. Further, the American Institute of Certified Public Accountants has not established the standards by which an auditor can evaluate the preferability of one accounting principle among a series of alternatives. However, for purposes of the Company's compliance with the requirements of the Securities and Exchange Commission, we are furnishing this letter.

Based on our audit, we concur in management's judgment that the newly adopted accounting principle described in Note 1 is preferable in the circumstances. In formulating this position, we are relying on management's business planning and judgment, which we do not find to be unreasonable.

Very truly yours,


/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan


                            EXHIBIT 18

        SCHEDULE OF SUBSIDIARIES OF KNAPE & VOGT MANUFACTURING
COMPANY


Knape & Vogt Canada, Inc. (organized under the laws of Ontario, Canada)

Modar, Inc. (organized under the laws of Michigan)

Feeny Manufacturing Company (organized under the laws of Michigan)

The Hirsh Company (organized under the laws of Illinois)



                            EXHIBIT 21

                                  EXHIBIT 10(d)

                        SECOND AMENDMENT TO LOAN AGREEMENT

     THIS SECOND AMENDMENT TO LOAN AGREEMENT (the "Amendment"), made as of
June 28, 1996, by and between KNAPE & VOGT MANUFACTURING COMPANY, a Michigan corporation (the "Company") and OLD KENT BANK (formerly Old Kent Bank and Trust Company), a Michigan banking corporation, of Grand Rapids, Michigan (the "Bank"):

                        R E C I T A L S :

     A. Company and Bank have signed a Loan Agreement, dated as of November 29, 1993, and a First Amendment to Loan Agreement, dated as of February 16, 1995 (the Loan Agreement and the First Amendment to Loan Agreement are collectively the "Loan Agreement"), providing for Bank to extend to Company a revolving bank credit of up to $47,500,000;

     B. Company and Bank wish to amend the Loan Agreement on the terms and conditions set forth in this Amendment.


           NOW, THEREFORE, THE PARTIES AGREE AS FOLLOWS:

     1. Restatement of Warranties and Representations. Company hereby confirms to Bank that the warranties and representations set forth in the Loan Agreement were true, accurate and complete when made and remain true, accurate and complete as of the date of this Amendment.

     2. No Events of Default; Compliance with Covenants. Company hereby confirms and acknowledges to Bank that no event of default has occurred under the Loan Agreement as of the date of this Amendment, and that as of the date of this Amendment, Company has complied with all of the affirmative and negative covenants set forth in the Loan Agreement.

     3.   Amendments Concerning Definitions Under the Loan Agreement.

          (A) The Following definitions set forth in Section 1.1 of the Loan Agreement are hereby amended in their entirety to read as follows:

          "Adjusted Federal Funds Rate" means the Federal Funds Rate in effect from time to time, plus the Applicable Margin.

          "Eurodollar Rate" means, with respect to any Eurodollar Loan and the related Eurodollar Interest Period, the per annum rate that is equal to the sum of:

               (a)  the Applicable Margin, plus

               (b) the rate obtained by dividing (I) the per annum rate of interest at which deposits in Dollars for that Eurodollar Interest Period and in an aggregate amount comparable to the amount of such Eurodollar Loans are offered to the Bank by other prime banks in the London interbank market, selected in the Bank's discretion, at approximately 11:00 a.m. London time, as the case may be, on the second Banking Day prior to the first day of that Eurodollar Interest Period by (ii) a percentage equal to 100 percent minus the percentage, if any, that is specified on the first day of that Eurodollar Interest Period by the Board of Governors of the Federal Reserve System (or any successor agency) (including, without limitation, any marginal, emergency, supplemental, special or other reserves) for determining the reserve requirements with respect to eurocurrency funding (currently referred to as "eurocurrency liabilities" in Regulation D of that Board maintained by a member bank of that System, and for purposes hereof, any Eurodollar Loan shall be considered to be "eurocurrency liabilities" as defined in Regulation D) to be maintained by member banks of such System;

               "Termination Date" means the earlier to occur of (a) November 1, 1997 and (b) the date on which the Credit shall be terminated pursuant to Sections 2.5 or 7.

          (B)  The following definitions are hereby added to the Loan
          Agreement:

               "Applicable Margin" shall mean the following margin based upon the Interest Coverage Ratio as adjusted on the first day of each fiscal quarter of the Company based upon such ratio for the four fiscal quarters immediately preceding the fiscal quarter most recently ended; provided, that, the Eurodollar Rate shall not be adjusted pursuant to the Applicable Margin for any outstanding Eurodollar Loan until after the end of the Eurodollar Interest Period for such Eurodollar Loan:

                                   APPLICABLE MARGIN

                                      Eurodollar    Federal        Commitment
Interest Coverage Ratio               Loans         Funds Loans    Fee
- ------------------------------------------------------------------------------
(a) Greater than 15.0 to 1.0         .25%           .40%           .10%

(b) Greater than or equal to         .30%           .40%           .125%
      10.0 to 1.0 but less than
      or equal to 15.0 to 1.0

(c) Greater than or equal to         .35%           .45%           .125%
      4.0 to 1.0 but less than
      10.0 to 1.0

(d) Less than 4.0 to 1.0             .40%           .50%           .15%

          "EBIT" shall mean, for any period, the earnings of the Company for such period before interest, extraordinary items consented to by the Bank in writing, and taxes, all as determined in accordance with GAAP.

          "Interest Coverage Ratio" shall mean, as of the end of any fiscal quarter, the ratio of (a) EBIT for the four fiscal quarters then ending to (b) all interest paid or payable by Company on Indebtedness, all as determined in accordance with GAAP.

     4.   Amendments Concerning Article II of the Loan Agreement.

               (A) Execution of New Revolving Note. To reflect the change in the definition of the Termination Date, Company shall execute and deliver to Bank a Revolving Note in the form attached hereto as Exhibit A which will replace, in its entirety, the Revolving Note previously executed and delivered to Bank on February 16, 1995.

               (B) Commitment Fee. Section 2.9 of the Loan Agreement is hereby amended in its entirety as follows:

          As long as Bank is obligated to extend Revolving Loans to Company, Company shall pay to Bank a revolving line of credit facility fee on the daily average unused amount of the maximum $47,500,000 commitment of Bank to extend Revolving Loans at a rate equal to the Applicable Margin computed on the basis of a 360 day year for the actual number of days elapsed. These accrued revolving line of credit facility fees shall be paid quarterly in arrears on the first day of each May, August, November and February, commencing August 1, 1996.

     5. Other Provisions Not Effected. Except as hereby amended, no other provisions of the Loan Agreement shall be amended and all provisions of the Loan Agreement shall hereafter remain in full force and effect.

     IN WITNESS WHEREOF, the parties have signed and delivered this Amendment on the date first written above.

                         KNAPE & VOGT MANUFACTURING COMPANY

                         By:      /s/ Richard C. Simkins

                             Its:     Executive Vice President

                         OLD KENT BANK


                         By:      /s/ Peter T. Campbell
                                  Peter T. Campbell, Vice President

                         EXHIBIT A

                       REVOLVING NOTE

$47,500,000                                             Grand Rapids, Michigan
                                                                 June 28, 1996


     FOR VALUE RECEIVED, the undersigned, KNAPE & VOGT MANUFACTURING COMPANY, a Michigan corporation (the "Company"), hereby promises to pay to the order of OLD KENT BANK, a Michigan banking corporation (the "Bank"), in lawful currency of the United States of America and in immediately available funds, on November 1, 1997, the principal sum of Forty-seven Million Five Hundred Thousand Dollars ($47,500,000), or, if less, the aggregate unpaid principal amount of Revolving Loans made by the Bank to the Company pursuant to the Loan Agreement described below; and to pay interest on the unpaid principal balance hereof from time to time outstanding, in like money and funds, for the period from the date hereof until those Revolving Loans shall be paid in full, at the rates per annum and on the dates provided in the Loan Agreement referred to below.

     The Bank is hereby authorized by the Company to note on the schedule attached to this Revolving Note or on its books and records the date and amount of each Revolving Loan, the applicable interest rate and type and the duration of the related Interest Period (if applicable), the amount of each payment or prepayment of principal thereon, and the other information provided for on that schedule, which schedule or such books and records, as the case may be, shall constitute prima facie evidence of the information so noted, provided that any failure by the Bank to make any that notation shall not relieve the Company of its obligation to repay the outstanding principal amount of this Revolving Note, all accrued interest hereon and any amount payable with respect hereto in accordance with the terms of this Revolving Note and the Loan Agreement.

     The Company and each endorser or guarantor hereof waives demand, presentment, protest diligence, notice of dishonor and any other formality in connection with this Revolving Note.

     This Revolving Note evidences one or more Revolving Loans made under a Loan Agreement, dated as of November 29, 1993, and amended on February 16, 1995, and June 28, 1996 (collectively, the "Loan Agreement"), between the Company and the Bank, to which reference is hereby made for a statement of the circumstances under which this Revolving Note is subject to prepayment and under which its due day may be accelerated. Capitalized terms used but not defined in this Revolving Note shall have the respective meanings assigned to them in the Loan Agreement.

                         KNAPE & VOGT MANUFACTURING COMPANY

                         By:_______________________________

                              Its:_________________________


                         Accepted by:

                         OLD KENT BANK

                         By:_______________________________
                            Peter T. Campbell, Vice President

                    SCHEDULE TO REVOLVING NOTE
                    DATED JUNE 28,1996, MADE BY
                KNAPE & VOGT MANUFACTURING COMPANY
                           IN FAVOR OF
                          OLD KENT BANK


                                           Principal
Date Loan   Principal   Type   Interest    Amount Paid,  Principal
Made or     Amount of   of     Period (if  Prepaid or    Balance      Notation
Converted   Loan        Loan   applicable  Converted     Outstanding  Made By
- ---------   ---------   ----   ----------  -----------   -----------  --------

                FIRST AMENDMENT TO LOAN AGREEMENT

     THIS FIRST AMENDMENT TO LOAN AGREEMENT (the "Amendment"), is made as of
February 16, 1995, by and between KNAPE & VOGT MANUFACTURING COMPANY, a
Michigan corporation (the "Company") and OLD KENT BANK (formerly Old Kent Bank and Trust Company), a Michigan banking corporation (the "Bank').

                            RECITALS:

     A. On November 29, 1993, Company and Bank signed a Loan Agreement (the "Loan Agreement"), providing for Bank to extend to Company a revolving bank credit of up to $43,500,000;

     B. Company and Bank wish to amend the Loan Agreement on the terms and conditions set forth in this Amendment.

          NOW, THEREFORE, THE PARTIES AGREE AS FOLLOWS:

     1. Restatement of Warranties and Representations. Company hereby confirms to Bank that the warranties and representations set forth in the Loan Agreement were true, accurate and complete when made and remain true, accurate and complete as of the date of this Amendment.

     2. No Events of Default; Compliance with Covenants. Company hereby confirms and acknowledges to Bank that no event of default has occurred under the Loan Agreement as of the date of this Amendment, and that as of the date of this Amendment, Company has complied with all of the affirmative and negative covenants set forth in the Loan Agreement.

     3. Amendments Concerning Definitions Under the Loan Agreement. The following definitions set forth in Section 1.1 of the Loan Agreement are hereby amended in their entirety to read as follows:

          "Adjusted Federal Funds Rate" means fifty-five one-hundredths of one percent (.55%) above the Federal Funds Rate in effect from time to time.

          "Eurodollar Rate" means, with respect to any Eurodollar Loan and the related Eurodollar Interest Period, the per annum rate that is equal to the sum of:

               (a)  fifty one-hundredths of one percent (.50%) per annum,

          plus

               (b) the rate obtained by dividing (1) the per annum rate of interest at which deposits in Dollars for that Eurodollar Interest Period and in an aggregate amount comparable to the amount of such Eurodollar Loan are offered to the Bank by other prime banks in the London interbank market, selected in the Bank's discretion, at approximately 11:00 a.m. London time, as the case may be, on the second Banking Day prior to the first day of that Eurodollar Interest Period, by (ii) a percentage equal to 100 percent minus the percentage, if any, that is specified on the first day of that Eurodollar Interest Period by the Board of Governors of the Federal Reserve System (or any successor agency) (including, without limitation, any marginal, emergency, supplemental, special or other reserves) for determining the reserve requirements with respect to eurocurrency funding (currently referred to as "eurocurrency liabilities" in Regulation D of that Board maintained by a member bank of that System, and for purposes hereof, any Eurodollar Loan shall be considered to be "eurocurrency liabilities" as defined in Regulation D) to be maintained by member banks of such System;

all as conclusively determined by the Bank, that sum to be rounded up, if necessary, to the nearest whole multiple of one one-hundredth of one percent (1/100 of 1%), and that Eurodollar Rate to be adjusted as and when any change occurs in the reserve requirements referred to in subparagraph (b) above.

     "Termination Date" means the earlier to occur of (a) November 1, 1996 and
(b) the date on which the Credit shall be terminated pursuant to Sections 2.5 or 7.

     4.   Amendments Concerning Article H of the Loan Agreement.

          (a) Section 2.1 of the Loan Agreement is hereby amended to replace the number $43,500,000 with the number $47,500,000 so that the maximum amount of Revolving Loans that Company may borrow from Bank under the Loan Agreement is increased from $43,500,000 to $47,500,000.

          (b) To evidence the increase in the maximum amount of the Revolving Loans from $43,500,000 to $47,500,000, Company shall execute and deliver to Bank a Revolving Note in the form attached hereto as Exhibit A which will replace in its entirety the Revolving Note previously executed and delivered to Bank on November 29, 1993.

          (c)  The following Section 2.9 is hereby added to the Loan
     Agreement:

          2.9 Commitment Fee. As long as Bank is obligated to extend Revolving Loans to Company, Company shall pay to Bank a revolving line of credit facility fee on the daily average unused amount of the maximum $47,500,000 commitment of Bank to extend Revolving Loans at a rate equal to one-eighth of one percent (1/8%) per year, computed on the basis of a 360 day year for the actual number of days elapsed. These accrued revolving line of credit facility fees shall be paid quarterly in arrears on the first day of each May, August, November and February, commencing May 1, 1995.

     5. Other Provisions Not Effected. Except as hereby amended, no other provisions of the loan Agreement shall be amended and all provisions of the Loan Agreement shall hereafter remain in full and effect.

     IN WITNESS WHEREOF, the parties have signed and delivered this Amendment on the date first written above.


                         KNAPE & VOGT MANUFACTURING COMPANY


                         By   /s/ Raymond E. Knape
                              Raymond E. Knape, Chairman


                         OLD KENT BANK



                         By    /s/ David W. Edwards
                              David W. Edwards, Vice President

                            EXHIBIT A
                          REVOLVING NOTE
$47,500,000                                             Grand Rapids, Michigan
                                                              February 6, 1995

     FOR VALUE RECEIVED, the undersigned, KNAPE & VOGT MANUFACTURING
COMPANY,
a Michigan corporation (the "Company"), hereby promises to pay to the order of OLD KENT BANK a Michigan banking corporation (the "Bank"), in lawful currency of the United States of America and in immediately available funds, on November 1, 1996, the principal sum of Forty-seven Million Five Hundred Thousand Dollars ($47,500,000), or, if less, the aggregate unpaid principal amount of Revolving Loans made by the Bank to the Company pursuant to the Loan Agreement described below; and to pay interest on the unpaid principal balance hereof from time to time outstanding, in like money and funds, for the period from the date hereof until those Revolving Loans shall be paid in full, at the rates per annum and on the dates provided in the Loan Agreement referred to below.

     The Bank is hereby authorized by the Company to note on the schedule attached to this Revolving Note or on its books and records the date and amount of each Revolving Loan, the applicable interest rate and type and the duration of the related Interest Period (if applicable), the amount of each payment or prepayment of principal thereon, and the other information provided for on that schedule, which schedule or such books and records, as the case may be, shall constitute prima facie evidence of the information so noted, provided that any failure by the Bank to make any that notation shall not relieve the Company of its obligation to repay the outstanding principal amount of this Revolving Note, all accrued interest hereon and any amount payable with respect hereto in accordance with the terms of this Revolving Note and the Loan Agreement.

     The Company and each endorser or guarantor hereof waives demand, presentment, protest, diligence, notice of dishonor and any other formality in connection with this Revolving Note.

     This Revolving Note evidences one or more Revolving Loans made under a Loan Agreement, dated as of November 29, 1993, and amended on February 16, 1995 (collectively, the "Loan Agreement"), between the Company and the Bank, to which reference is hereby made for a statement of the circumstances under which this Revolving Note is subject to prepayment and under which its due day may be accelerated. Capitalized terms used but not defined in this Revolving Note shall have the respective meanings assigned to them in the Loan Agreement.

                                  KNAPE & VOGT MANUFACTURING COMPANY


                                  By:   /s/ Raymond E. Knape
                                        Raymond E. Knape, Chairman


                                  Accepted by:

                                  OLD KENT BANK


                                  By     /s/ David W. Edwards
                                         David W. Edwards, Vice President

                       SCHEDULE TO REVOLVING NOTE
                   DATED FEBRUARY 16, 1995, MADE BY
                  KNAPE & VOGT MANUFACTURING COMPANY
                             IN FAVOR OF
                            OLD KENT BANK

                                            Principal
Date Loan   Principal   Type   Interest     Amount Paid,   Principal
Made or     Amount of   of     Period (if   Prepaid or     Balance    Notation
Converted   Loan        Loan   applicable)  Converted     Outstanding  Made By
- ---------   ---------   ----   ----------   -----------   ----------  --------

                        CLOSING MEMORANDUM

                        with respect to a
               $43,500,000 Revolving Line of Credit
                           extended by

                 OLD KENT BANK AND TRUST COMPANY

                                to

                KNAPE & VOGT MANUFACTURING COMPANY

                    Closing: November 29, 1993


     Closing Memorandum lists the closing documents and other items executed and/or delivered by Old Kent Bank and Trust Company (the "Bank") and Knape & Vogt Manufacturing Company (the "Borrower") in connection with a $43,500,000 Revolving Line of Credit, as described below:

     A. The following documents were prepared by Warner, Norcross & Judd, as counsel to the Bank, and were executed and delivered by the parties at the closing:

          1.   Loan Agreement between the Borrower and the Bank.

          2. Revolving Note in the amount of $43,500,000 from the Borrower to the Bank.


     B. The following documents were requested by the Bank and were delivered by the Borrower at the closing:

          3. Opinion letter from counsel for the Borrower, dated as of the closing.

          4    Borrower's certified Articles of Incorporation, certified by the Michigan Department of Commerce.

          5. Borrower's Good Standing Certificate issued by the Michigan Department of Commerce.

          6. Certification of Bylaws, Incumbency and Corporate Authorizing Resolutions of Borrower (with attachments).

          7. Borrower's initial Request for Disbursement of Proceeds of Revolving Line of Credit.

                          LOAN AGREEMENT

                             between


                KNAPE & VOGT MANUFACTURING COMPANY



                               and



                 OLD KENT BANK AND TRUST COMPANY



                     Dated November 29, 1993

                        TABLE OF CONTENTS


                                                             Page

ARTICLE I. DEFINITIONS AND TERMS.. . . . . . . . . . . . . . . .1
     1.1  Definitions. . . . . . . . . . . . . . . . . . . . . .1
     1.2  Financial Terms. . . . . . . . . . . . . . . . . . . .4

ARTICLE II.  THE LOANS.. . . . . . . . . . . . . . . . . . . . .4
     2.1  Revolving Loans. . . . . . . . . . . . . . . . . . . .4
     2.2  Loan Options . . . . . . . . . . . . . . . . . . . . .4
     2.3  Borrowing Procedures . . . . . . . . . . . . . . . . .4
     2.4  Continuation and/or Conversion of Loans. . . . . . . .5
     2.5  Termination and Reduction of Credit. . . . . . . . . .5
     2.6  Conditions for Disbursement of Initial Loan. . . . . .5
     2.7  Conditions for Disbursement of Each Loan . . . . . . .6
     2.8  Minimum Amounts; Limitation on Number of Loans . . . .6

ARTICLE III. PAYMENTS, OFFSETS, AND PREPAYMENTS. . . . . . . . .6
     3.1  Method and Place of Payment. . . . . . . . . . . . . .6
     3.2  Principal Payments . . . . . . . . . . . . . . . . . .6
     3.3  Prepayments. . . . . . . . . . . . . . . . . . . . . .6
     3.4  Interest Payments. . . . . . . . . . . . . . . . . . .7
     3.5  Method of Calculating Interest . . . . . . . . . . . .7
     3.6  Offset . . . . . . . . . . . . . . . . . . . . . . . .7
     3.7  Payment on Non-Banking Day; Payment Computations . . .7
     3.8  HLT Classification . . . . . . . . . . . . . . . . . .7

ARTICLE IV. YIELD PROTECTION AND CONTINGENCIES.. . . . . . . . .8
     4.1  Additional Costs . . . . . . . . . . . . . . . . . . .8
     4.2  Limitation of Requests and Elections . . . . . . . . .8
     4.3  Capital Adequacy Adjustment. . . . . . . . . . . . . .8
     4.4  Illegality and Impossibility . . . . . . . . . . . . .9
     4.5  Indemnification. . . . . . . . . . . . . . . . . . . .9

ARTICLE V.  WARRANTIES AND REPRESENTATIONS.. . . . . . . . . . .9
     5.1  Corporate Existence. . . . . . . . . . . . . . . . . .9
     5.2  Qualifications . . . . . . . . . . . . . . . . . . . .9
     5.3  Power, Authority, Licenses and Permits . . . . . . . .9
     5.4  Financial Statements . . . . . . . . . . . . . . . . .9
     5.5  Adverse Changes. . . . . . . . . . . . . . . . . . . .9
     5.6  No Misrepresentations. . . . . . . . . . . . . . . . 10
     5.7  No Litigation; Defaults. . . . . . . . . . . . . . . 10
     5.8  Corporate Power, Due Authorization, No Conflict
          and Approvals. . . . . . . . . . . . . . . . . . . . 10
     5.9  Taxes. . . . . . . . . . . . . . . . . . . . . . . . 10
     5.10      Margin Securities . . . . . . . . . . . . . . . 10
     5.11 Liens. . . . . . . . . . . . . . . . . . . . . . . . 10
     5.12 Subsidiaries . . . . . . . . . . . . . . . . . . . . 10
     5.13 Purpose. . . . . . . . . . . . . . . . . . . . . . . 10
     5.14 Compliance . . . . . . . . . . . . . . . . . . . . . 10
     5.15 Investment Company Act Representation. . . . . . . . 11
     5.16 Public Utility Holding Company Act Representation. . 11

ARTICLE VI.  AFFIRMATIVE AND NEGATIVE COVENANTS. . . . . . . . 11
     6.1  Financial Statements and Other Information . . . . . 11
     6.2  Corporate Existence. . . . . . . . . . . . . . . . . 11
     6.3  Access . . . . . . . . . . . . . . . . . . . . . . . 12
     6.4  Insurance. . . . . . . . . . . . . . . . . . . . . . 12
     6.5  Repair . . . . . . . . . . . . . . . . . . . . . . . 12
     6.6  Taxes and Liabilities. . . . . . . . . . . . . . . . 12
     6.7  Merger, Acquisitions, Purchase and Sale. . . . . . . 12
     6.8  Compliance with ERISA. . . . . . . . . . . . . . . . 12
     6.9  Minimum Working Capital. . . . . . . . . . . . . . . 12
     6.10 Minimum Stockholders' Equity . . . . . . . . . . . . 12
     6.11 Ratio of Liabilities to Stockholders' Equity . . . . 12
     6.12 Intangibles. . . . . . . . . . . . . . . . . . . . . 13
     6.13 Liens. . . . . . . . . . . . . . . . . . . . . . . . 13
     6.14 Rental Payments. . . . . . . . . . . . . . . . . . . 13
     6.15 Other Agreements . . . . . . . . . . . . . . . . . . 13
     6.16 Use of Proceeds. . . . . . . . . . . . . . . . . . . 13
     6.17 Notice of Investigations and Proceeding and
          Litigation . . . . . . . . . . . . . . . . . . . . . 13
     6.18 Dividends. . . . . . . . . . . . . . . . . . . . . . 13
     6.19 Distribution of Assets . . . . . . . . . . . . . . . 13

ARTICLE VII.  EVENTS OF DEFAULT AND REMEDIES.. . . . . . . . . 14
     7.1  Events of Default. . . . . . . . . . . . . . . . . . 14
     7.2  Remedies . . . . . . . . . . . . . . . . . . . . . . 15

ARTICLE VIII. OTHER PROVISIONS.. . . . . . . . . . . . . . . . 15
     8.1  Delay. . . . . . . . . . . . . . . . . . . . . . . . 15
     8.2  Notice . . . . . . . . . . . . . . . . . . . . . . . 15
     8.3  Expenses . . . . . . . . . . . . . . . . . . . . . . 15
     8.4  Law. . . . . . . . . . . . . . . . . . . . . . . . . 15
     8.5  Successors . . . . . . . . . . . . . . . . . . . . . 15
     8.6  Usury. . . . . . . . . . . . . . . . . . . . . . . . 16
     8.7  Amendments, Etc. . . . . . . . . . . . . . . . . . . 16
     8.8  Headings . . . . . . . . . . . . . . . . . . . . . . 16
     8.9  Integration and Severability . . . . . . . . . . . . 16
     8.10 Independence of Covenants. . . . . . . . . . . . . . 16
     8.11 Rights Cumulative and Waivers. . . . . . . . . . . . 16
     8.12 Relationship of Company and Bank . . . . . . . . . . 16

EXHIBIT A. . . . . . . . . . . . . . . . . . . . . . . . . . . .1

EXHIBIT B. . . . . . . . . . . . . . . . . . . . . . . . . . . .1

EXHIBIT C. . . . . . . . . . . . . . . . . . . . . . . . . . . .1

EXHIBIT D. . . . . . . . . . . . . . . . . . . . . . . . . . . .1

EXHIBIT E. . . . . . . . . . . . . . . . . . . . . . . . . . . .1

                          LOAN AGREEMENT
     THIS LOAN AGREEMENT (the "Agreement"), dated November 29, 1993, is entered into between KNAPE & VOGT MANUFACTURING COMPANY, a Michigan corporation (the "Company") and OLD KENT BANK AND TRUST COMPANY, a Michigan banking corporation (the "Bank).

     The Company desires to obtain a revolving bank credit in the principal sum not to exceed Forty-three Million Five Hundred Thousand Dollars ($43,500,000), in order to provide funds for the acquisition of the stock of The Hirsh Company and for its general corporate purposes, and the Bank is willing to extend that credit to the Company upon the terms and conditions set forth herein.

     NOW, THEREFORE, in consideration of the mutual agreements herein contained, the parties hereto agree as follows:


                ARTICLE I. DEFINITIONS AND TERMS.

     1.1 Definitions. In addition to the terms defined elsewhere in this Agreement, the following terms shall have the meanings indicated for purposes of this Agreement (those meanings to be equally applicable to both the singular and plural forms of the terms defined):

          "Adjusted Federal Funds Rate" means eighty-five one hundredths of one percent (.85%) above the Federal Funds Rate in effect from time to time.

          "Affiliate" has the meaning given to such term under Section 407(d)(7) of ERISA.

          "Banking Day" means any day other than a Saturday, Sunday or other day on which Bank is open for the transaction of substantially all of its banking functions and, with respect to Eurodollar Loans, on which dealings in foreign exchange and currencies may be carried on by the Bank in the interbank eurodollar market.

          "Capitalized Lease Obligation" means any obligation of the Company to pay future rentals under a lease which, in accordance with GAAP, is required to be shown as a liability on the combined balance sheet of the Company.

          "Credit" means the Bank's commitment to make Revolving Loans under the term of this Agreement.

          "Current Assets" and "Current Liabilities" mean, at any time, all assets or liabilities, respectively, that, in accordance with GAAP, should be classified as current assets or current liabilities, respectively, on a balance sheet of the Company.

          "Dollars" and the sign "$" means lawful money of the United States of America.

          "Effective Date" means November 29, 1993.

          "Environmental Laws" means all applicable laws, ordinances, rules, regulations, and orders that regulate or are intended to protect public health or the environment, or that establish liability for the investigation, removal or cleanup of or damage caused by any contamination including, without limitation, any law, ordinance, rule, regulation, or order that regulates, or prescribes requirements for, air quality, water quality, or the disposition, transportation, or management of waste materials or toxic substances.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

     "Eurodollar Interest Period" means, with respect to any Eurodollar Loan, the period commencing on the day that Loan is made or converted to a Eurodollar Loan and ending on the date one (1), two (2), three (3) or six (6) months thereafter, as the Company may elect under Sections 2.3 or 2.4 hereof, and each subsequent period commencing on the expiration of the immediately preceding Eurodollar Interest Period and ending on the date one
(1), two (2), three (3) or six (6) months thereafter, as the Company may elect under Sections 2.3 or 2.4 hereof, provided, however, that (a) any Eurodollar Interest Period which commences on the last Banking Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Banking Day of the appropriate subsequent calendar month), (b) each Eurodollar Interest Period which would otherwise end on a day which is not a Banking Day shall end on the next succeeding Banking Day or if that next succeeding Banking Day falls in the next succeeding calendar month, on the next preceding Banking Day, and (c) no Eurodollar Interest Period shall be permitted which extends beyond the Termination Date.

     "Eurodollar Loan" means, any Revolving Loan that bears interest at the Eurodollar Rate.

     "Eurodollar Rate" means, with respect to any Eurodollar Loan and the related Eurodollar Interest Period, the per annum rate that is equal to the sum of:

          (a)  seventy-five one hundredths of one percent (.75%) per annum,

     plus

          (b) the rate obtained by dividing (1) the per annum rate of interest at which deposits in Dollars for that Eurodollar Interest Period and in an aggregate amount comparable to the amount of such Eurodollar Loan are offered to the Bank by other prime banks in the London interbank market, selected in the Bank's discretion, at approximately 11:00 a.m. London time, as the case may be, on the second Banking Day prior to the first day of that Eurodollar Interest Period, by (ii) a percentage equal to 100 percent minus the daily average during that Eurodollar Interest Period of the percentages in effect on each day of that Interest Period of all reserve requirements (including, without limitation, any marginal emergency, supplemental special or other reserves) that are prescribed by the Board of Governors of the Federal Reserve System (or any successor agency thereto) for determining the reserve requirements with respect to eurocurrency funding (currently referred to as "eurocurrency liabilities" in Regulation D of that Board maintained by a member bank of that System, and for purposes hereof any Eurodollar Loan shall be deemed to be "eurocurrency liabilities" as defined in said Regulation D) maintained by member banks of such System;

all as conclusively determined by the Bank, that sum to be rounded up, if necessary, to the nearest whole multiple of one one-hundredth of one percent (1/100 of 1%), and that Eurodollar Rate to be adjusted as and when any change occurs in the reserve requirements referred to in subparagraph (b) above.

          "Event of Default" means any of the events described in Section 7.

          "FDIC" means the Federal Deposit Insurance Corporation.

          "Federal Funds Rate" means the rate of interest announced from time to time by the Federal Reserve Bank of New York as the "average federal funds rate," which Federal Funds Rate shall change simultaneously with any change in that "average federal funds rate."

          "Federal Funds Loan" means any Loan that bears interest at the Adjusted Federal Funds Rate.

          "GAAP" means generally accepted accounting principles, consistently applied.

          "Indebtedness" means indebtedness for borrowed money, indebtedness representing the deferred purchase price of property (excluding indebtedness under normal trade credit for property purchased in, the normal course of operations), obligations under notes payable or drafts accepted representing extensions of credit, indebtedness (whether or not assumed) secured by mortgages, security interests, or other liens on property owned by the Company or any Subsidiary and any Capitalized Lease Obligation.

          "Intangibles" means (a) goodwill including any amounts, however designated on a combined balance sheet of the Company, representing the excess of the purchase price paid for assets or stock acquired over the value assigned thereto on the books of the Company, (b) patents, trademarks, tradenames, and copyrights; (c) treasury stock, and (d) loans and advances to stockholders, directors, officers or employees.

          "Interest Period" means any Eurodollar Interest Period.

          "Liabilities" means all Indebtedness that, in accordance with GAAP, is required to be classified as liabilities on a consolidated balance sheet of the Company.

          "Loans" means the Revolving Loans made pursuant to Section 2.1.

          "Note" means the Revolving Note referred to in Section 2.3.

          "Overdue Rate" means (a) in respect of principal of any Eurodollar Loan a rate per annum that is equal to the sum of two percent (2%) per annum plus the per annum rate in effect thereon until the end of the then current Interest Period of that Loan and, thereafter, a rate per annum that is equal to the sum of two percent (2%) per annum plus the Prime Rate, (b) in respect of principal of any Prime Loan or Federal Funds Loan, a rate per annum that is equal to the sum of two percent (2%) per annum plus the Prime Rate, and
(c) in respect of other amounts payable by the Company hereunder (other than interest), a per annum rate that is equal to the sum of two percent (2%) per annum plus the Prime Rate.

          "Payment Date" shall mean as to any Eurodollar Loan the last day of each Interest Period with respect thereto, and as to any Prime Loan or Federal Funds Loan, the 12th calendar day of each month.

          "PBGC" means the Pension Benefit Guaranty Corporation and any entity succeeding to any or all of its functions under ERISA.

          "Plan" has the meaning given to that term in Section 3(3) of ERISA and established or maintained by the Company, any of its Subsidiaries or any Affiliate and includes any Plan as to which the Company, any of its Subsidiaries or any Affiliate may have any liability.

          "Prime Loan" means any Loan that bears interest at the Prime Rate.

          "Prime Rate" means at any time the rate of interest most recently announced by the Bank as its "prime rate", which is not necessarily the lowest rate of interest charged by the Bank to its customers, which Prime Rate shall change simultaneously with any change in the Bank's "prime rate".

          "Revolving Loans" means the Loans described in Section 2.1, and shall be Prime Loans or Eurodollar Loans, or Federal Funds Loans.

          "Revolving Note" means the Note described in Section 2.3.

          "Stock Acquisition Agreement" means the Stock Acquisition Agreement dated October 26, 1993, between the Company, The Hirsh Company and all of the shareholders of The Hirsh Company.

          "Stockholders' Equity" means, at any time, the sum of the following accounts set forth in a combined balance sheet of the Company, prepared in accordance with GAAP: (a) all outstanding capital stock, (b) capital surplus and additional paid in capital; and (c) retained earnings.

          "Subsidiary" means any corporation, voluntary association, joint stock company, voting trust or similar organization of which the Company and its other subsidiaries own directly or indirectly more than 50 percent of the shares of stock having general voting power under ordinary circumstances to elect a majority of the board of directors, managers, trustees or others performing similar functions.

          "Termination Date" means the earlier to occur of (a) December 1, 1995 and (b) the date on which the Credit shall be terminated pursuant to Sections 2.5 or 7.

          "Unmatured Event of Default' means an event or condition which with the lapse of time or giving of notice to the Company, or both, would constitute an Event of Default.

          "Working Capital" means at any time, the amount by which Current Assets exceed Current Liabilities.

     1.2 Financial Terms. Unless otherwise defined or the context otherwise requires, all financial and accounting terms shall be defined under generally accepted accounting principles. For purposes of calculating covenants under this Agreement, any amounts which would otherwise be included as liabilities or amortized on any financial statement of the Company pursuant to SFAS #106, regarding post retirement health care benefits, shall not be considered as liabilities or expenses of the Company.


                     ARTICLE II.  THE LOANS.

     2.1 Revolving Loans. Subject to the terms and conditions of this Agreement, the Bank agrees to make loans (collectively called the "Revolving Loans" and individually called a Revolving Loan") to the Company, which Revolving Loans the Company may repay and reborrow during the period from the Effective Date, to but not including, the Termination Date, in those amounts as the Company may from time to time request, but not exceeding Forty-three Million Five Hundred Thousand Dollars ($43,500,000) (or that amount as may be fixed by the Company pursuant to Section 2.5) in the aggregate at any one time outstanding.

     2.2 Loan Options. Each Revolving Loan shall bear interest at the Eurodollar Rate, the Prime Rate, or the Adjusted Federal Funds Rate and for those Interest Periods as the Company may elect.

          As to the Eurodollar Loan, the Bank may, if it so elects, fulfill its commitment by causing a branch or affiliate to make or continue that Loan, provided that in that event that Loan shall be deemed for the purposes of this Agreement to have been made by the Bank and the obligation of the Company to repay such Loan shall nevertheless be to the Bank and shall be deemed held by the Bank, to the extent of that Loan, for the account of such branch or affiliate. Notwithstanding any provision of this Agreement to the contrary, the Bank shall be entitled to fund and maintain its funding of all or any part of the Loans in any manner it sees fit, it being understood, however, that for the purposes of this Agreement all determinations hereunder shall be made as if the Bank had actually funded and maintained each Eurodollar Loan during each related Interest Period through the purchase of deposits in the interbank eurodollar market having a maturity corresponding to that related Interest Period and bearing an interest rate equal to the Eurodollar Rate for that Interest Period.

     2.3 Borrowing Procedures. The Company shall before l:00 p.m. on a Banking Day give the Bank at least three (3) full Banking Days' prior telephonic notice (promptly confirmed in writing) of each request for a Eurodollar Loan. The Company shall give the Bank telephonic notice (promptly confirmed in writing) before 3:00 p.m. on any Banking Day on which the Company wants the Bank to make a Prime Loan or Federal Funds Loan. Each request shall specify the date (which day shall be a Banking Day), amount and type of Loan and, if that Loan is to be a Eurodollar Loan, the initial Interest Period for that Loan. The Company shall apportion each Eurodollar Loan, Prime Loan or Federal Funds Loan only in minimum aggregate amounts of $100,000 or integral multiples thereof. Subject to the terms and conditions of this Agreement, the proceeds of each requested Loan shall be made available to the Company by depositing the proceeds thereof, in immediately available funds, in an account maintained and designated by the Company at the Bank. All Revolving Loans shall be evidenced by the Revolving Note in the form set forth as Exhibit A hereto, with appropriate insertions, which Revolving Note shall be dated the date of the initial Revolving Loan and shall mature on the Termination date. The Bank is hereby authorized by the Company to note on the schedule attached to the Revolving Note or on its books and records, the date, amount and type of each Loan and the duration of the related Interest Period (if applicable), the amount of each payment or prepayment of principal thereon, and the other information provided for on that schedule, which schedule or books and records, as the case may be, shall constitute prima facie evidence of the information so noted, provided that failure of the Bank to make any such notation shall not relieve the Company of its obligation to repay, the outstanding principal amount of the Loans, all accrued interest thereon and other amounts payable with respect thereto in accordance with the terms of the Revolving Note and this Agreement.

     2.4 Continuation and/or Conversion of Loans. The Company may elect (I) to continue any outstanding Eurodollar Loan from the current Interest Period into a subsequent Interest Period to begin on the last day of that current Interest Period, or (ii) subject to the limitations of Section 2.8 hereof, to convert any portion of a Eurodollar Loan, Prime Loan or a Federal Funds Loan from a Loan of one type into a Loan of another type, by giving at least three
(3) Banking Days' prior telephonic notice (promptly confirmed in writing) to the Bank of such continuation or conversion, specifying the date, amount and, for each Eurodollar Loan, the Interest Period. Absent notice of continuation or conversion, each Loan shall automatically continue as a Loan of the current type, in the same amount and the same Interest Period on the last day of the current Interest Period for that Loan. No portion of the Loan shall be converted to another type of Loan at any time that an Event of Default or an Unmatured Event of Default shall exist.

     2.5 Termination and Reduction of Credit. The Company shall have the right to terminate or permanently reduce the amount of the Credit at any time and from time to time, subject to the requirements set forth under Section 4.5,12 provided, however, that (a) the Company shall give written notice of such termination or reduction to the Bank specifying the amount and effective date thereof (b) each partial reduction of the Credit shall be in an amount equal to $100,000 or an integral multiple thereof (c) no termination or reduction shall be permitted with respect to any portion of the Credit as to which a request for a Loan pursuant to Section 2.3 is then pending, and
(d) the Company shall repay the outstanding principal of the Revolving Note in excess of the then reduced amount of the Credit, including accrued interest to the date of the reduction on the principal amount being repaid. The Credit or any portion thereof so terminated or reduced may not be reinstated.

     2.6 Conditions for Disbursement of Initial Loan. The obligation of the Bank to make the initial Loan hereunder is subject to receipt by the Bank of the following documents and fulfillment by the Company of the following requirements, in form and substance satisfactory to the Bank:

          (a) Certificates of recent date of the appropriate authority or official of the Company's and each of its Subsidiaries' respective states of incorporation certifying as to the good standing and corporate existence of the Company and each Subsidiary together with copies of all articles or certificates of incorporation of the Company and each such Subsidiary on file in that office certified as a recent date by that authority or official and certified as true and correct as of the date of that Loan by a duly authorized officer of the Company;

          (b) Copies of the bylaws of the Company together with all authorizing resolutions and evidence of other corporate action taken by the Company to authorize the execution, delivery and performance by the Company of this Agreement and the Note and the consummation by the Company of the transactions contemplated hereby, each certified as true and correct as of the date of that Loan by a duly authorized officer of the Company;

          (c) Certificates of incumbency of the Company, containing, and attesting to the genuineness of the signatures of those officers authorized to act on behalf of the Company in connection with this Agreement and the Revolving Note and the consummation by the Company of the transactions contemplated hereby, certified as true and correct as of the date of such Loan by a duly authorized officer of the Company;

          (d) The Revolving Note duly executed on behalf of the Company and dated on or before the date of such Loan; and

          (e) The favorable written opinion of the Company's counsel, addressed to the Bank and dated the Effective Date, in substantially the form of Exhibit B.

     2.7 Conditions for Disbursement of Each Loan. The obligation of the Bank to make any Loan (including the initial Loan) is subject to the satisfaction of the following conditions precedent:

          (a) The representations and warranties contained in Article V of this Agreement shall be true and correct on and as of the date that Loan is made; and

          (b) No Event of Default, and no event or condition which might become such an Event of Default with notice or lapse of time, or both, shall exist or shall have occurred and be continuing on the date such Loan is made.

The Company shall be deemed to have made a certification to the Bank at the time of the making of each Loan to the effects set forth in clauses (a) and
(b) of this Section 2.7.

     2.8 Minimum Amounts; Limitation on Number of Loans. Except for conversions or payments required pursuant to Section 4.4, each Loan and each prepayment thereof shall be in a minimum amount of $100,000.


         ARTICLE III. PAYMENTS, OFFSETS, AND PREPAYMENTS.


     3.1 Method and Place of Payment. All payments hereunder shall be made without set off or counterclaim and shall be made to the Bank prior to 3:00 p.m., Grand Rapids, Michigan time, on the date due at its principal banking office in the City of Grand Rapids, Michigan, or at any other place as may be designated by the Bank to the Company in writing. Any payments received after 3:00 p.m., Grand Rapids, Michigan time, shall be deemed received on the next Banking Day. Subject to the definition of "Interest Period", whenever any payment to be made hereunder or under the Note shall be stated to be due on a date other than a Banking Day, that payment may be made on the next Banking Day, and that extension of time shall be included in the computation of interest or any fees. At the time of making each payment, the Company shall specify to the Bank that obligation of the Company hereunder to which that payment is to be applied, or, in the event that the Company fails to so specify or if an Event of Default has occurred and is continuing, that payment shall be applied as the Bank may determine in its sole discretion.

     3.2 Principal Payments. Unless earlier payment is required under this Agreement, the Company shall pay to the Bank on the Termination Date the outstanding principal amount of the Revolving Loans.

     3.3  Prepayments.

          (a) The Company may from time to time prepay the principal of the Revolving Loan in whole or in part without premium, provided, however, that any prepayment of a Eurodollar Loan shall be made on a Payment Date; provided further that any partial prepayment of principal shall be in an amount of $100,000 or an integral multiple thereof.

          (b) The Company shall prepay the principal of the Revolving Loan in whole without premium within sixty (60) days of a material change in the Company's management, provided, however, that any such prepayment of a Eurodollar Loan shall be made on the last day of that 60-day period, if that last day is a Payment Date, and if it is not a Payment Date, on the next Payment Date immediately following the end of that 60-day period, and provided, further that any such prepayment shall include accrued interest to the date of prepayment. For the purposes hereof, a "material change in the Company's management" shall mean a majority of the people who are members of the Board of Directors of the Company on the date hereof ceasing to hold those positions.

     3.4 Interest Payments. The Company shall pay interest to the Bank on the unpaid principal amount of each Loan, for the period commencing on the date such Loan is made until such Loan is paid in full on the Payment Date applicable thereto and at maturity (whether at stated maturity, by acceleration or otherwise), and thereafter on demand, at the following rates per annum:

          (a) During those periods that Loan is a Eurodollar Loan, the Eurodollar Rate applicable to that Loan for each related Eurodollar Interest Period.

          (b)  During those periods that that Loan is a Prime Loan, the Prime
     Rate.

          (c) During those periods that that Loan is a Federal Funds Loan, the Adjusted Federal Funds Rate.

          (d) Notwithstanding the foregoing paragraphs (a), (b) and (c), the Company agrees to pay interest on demand at the Overdue Rate on the outstanding principal amount of any Loan and any other amount payable by the Company hereunder (other than interest) which is not paid in full when due (whether at stated maturity, by acceleration or otherwise) for the period commencing on the due date thereof until the same is paid in full

     3.5 Method of Calculating Interest. Interest on the Loan and other amounts due under this Agreement shall be computed on the basis of a year consisting of 360 days and paid for actual days elapsed, calculated as to each Interest Period from and including the day thereof but excluding the last day of the relevant period.

     3.6 Offset. In addition to and not in limitation of all rights of offset that the Bank or other holder of the Revolving Note may have under applicable law, the Bank or other holder of the Revolving Note shall upon the occurrence of any Event of Default have the right to appropriate and apply to the payment of the Revolving Note, any and all balances, credits, deposits, accounts or moneys of the Company then or thereafter with the Bank or other holder.

     3.7 Payment on Non-Banking Day; Payment Computations. Except as otherwise provided in this Agreement to the contrary, whenever any installment of principal of, or interest on, any Loan outstanding hereunder or any other amount due hereunder, becomes due and payable on a day that is not a Banking Day, the maturity thereof shall be extended to the next succeeding Banking Day and, in the case of any installment of principal, interest shall be payable thereon at the rate per annum determined in accordance with this Agreement during that extension.

     3.8 HLT Classification. In the event that after the Effective Date, the Loans or any Credit hereunder are classified on the Bank's books as a "highly leveraged transaction" (an "HLT Classification") by the Bank or any governmental authority, central bank or comparable agency having jurisdiction over the Bank, the Bank shall promptly give notice of that HLT Classification to the Company whereupon the Bank and the Company shall commence negotiations in good faith to agree on revised interest rates and/or margins hereunder reflecting that HLT Classification. In the event that the Company and the Bank fail to agree on revised interest rates and/or margins within 90 days of the notice given by the Bank referred to above, then the Bank may (I) by five Banking Days' notice to the Company terminate the unused portions of the Credit and they shall thereupon terminate, and (ii) by five Banking Days' notice to the Company declare all amounts outstanding under the Revolving
Note (together with accrued interest thereon and any other amounts payable hereunder) to be, and all such amounts shall thereupon become, absolutely and immediately due and payable. The Company hereby absolutely and unconditionally agrees to pay to the Bank on the date of any such acceleration all amounts payable hereunder and under the Note. The Bank acknowledges that an HLT Classification (including any election to accelerate amounts payable hereunder and under the Notes, as provided herein) is not a Default or an Event of Default hereunder.

         ARTICLE IV. YIELD PROTECTION AND CONTINGENCIES.


     4.1 Additional Costs. In the event that any applicable law, treaty, rule or regulation (whether domestic or foreign) now or hereafter in effect and whether or not presently applicable to the Bank, or any interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof, or compliance by the Bank with any request or directive of any such authority (whether or not having the force of law), shall (I) affect the basis of taxation of payments to the Bank of any amounts payable by the Company under this Agreement (other than taxes imposed on the overall net income of the Bank), or (ii) shall impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by the Bank, or
(iii) shall impose any other condition with respect to this Agreement, the Revolving Note or the Loans, and the result of any of the foregoing is to increase the cost to the Bank of making or maintaining any Eurodollar Loan or to reduce the amount of any sum receivable by the Bank thereon, then the Company shall pay to the Bank, from time to time, upon request by the Bank additional amounts sufficient to compensate the Bank for such increased cost or reduced sum receivable to the extent the Bank is not compensated therefor in the computation of the interest rate applicable to that Eurodollar Loan. A detailed statement as to the amount of that increased cost or reduced sum receivable, prepared in good faith and submitted by the Bank to the Company, shall be conclusive and binding for all purposes absent manifest error in computation.

     4.2 Limitation of Requests and Elections. Notwithstanding any other provision of this Agreement to the contrary, if, upon receiving a request for a Eurodollar Loan, pursuant to Section 2.3, or a request for a continuation of a Loan as a Loan of the then existing type pursuant to Section 2.4, or conversion of a Loan to a Loan of a different type pursuant to Section 2.4,
(a) in the case of any Eurodollar Loan, deposits in Dollars for periods comparable to the Interest Period elected by the Company are not available to the Bank in the relevant interbank or secondary market or otherwise, or (b) the Eurodollar Rate will not adequately and fairly reflect the cost to the Bank of making or maintaining the related Eurodollar Loan, or (c) by reason of national or international financial, political or economic conditions or by reason of any applicable law, treaty, rule or regulation (whether domestic or foreign) now or hereafter in effect, or the interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof, or compliance by the Bank with any request or directive of that authority (whether or not having the force of law), including without limitation exchange controls, it is impracticable, unlawful or impossible for the Bank (I) to make the relevant Loan or (ii) to continue such Loan as a Loan of the then existing type or (iii) to convert a Loan, then the Company shall not be entitled, so long as such circumstances continue, to request a Loan of the affected type pursuant to Section 2.3 or a continuation of or conversion to a Loan of the affected type pursuant to Section 2.4. In the event that such circumstances no longer exist, the Bank shall, again consider requests for continuations of and conversions to Loans of the affected type pursuant to Section 2.4.

     4.3 Capital Adequacy Adjustment. In the event that any applicable law, treaty, rule or regulation (whether domestic or foreign) now or hereafter in effect and whether or not presently applicable to the Bank, or any interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof, or compliance by the Bank with any guideline, request or directive of that authority (whether or not having the force of law), including any risk-based capital guidelines, affects or would affect the amount of capital required or expected to be maintained by the Bank or any corporation controlling the Bank and the Bank determines that the amount of that capital is increased by or based upon the existence of the Bank's obligations hereunder and that increase has the effect of reducing the rate of return on the Bank's or that controlling corporation's capital as a consequence of those obligations hereunder to a level below that which the Bank or that controlling corporation could have achieved but for such circumstances (taking into consideration its policies with respect to capital adequacy) by an amount deemed by the Bank to be material then the Company shall pay to the Bank, from time to time, upon written request by the Bank, additional amounts sufficient to compensate the Bank for any increase in the amount of capital and reduced rate of return which the Bank reasonably determines to be allocable to the existence of the Bank's obligations hereunder. A statement as to the amount of that compensation, prepared in good faith and in reasonable detail by the Bank, and submitted by the Bank to the Company, shall be conclusive and binding for all purposes absent manifest error in computation.

     4.4 Illegality and Impossibility. In the event that any applicable law, treaty, rule or regulation (whether domestic or foreign) now or hereafter in effect, or any interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof, or compliance by the Bank with any request or directive of such authority (whether or not having the force of law), including without limitation exchange controls, shall make it unlawful or impossible for the Bank to maintain any Loan under this Agreement, the Company shall upon receipt of notice thereof from the Bank, either convert the Loan to a Loan of a different type, or repay in full the then outstanding principal amount of each Loan so affected together with all accrued interest thereon to the date of payment and all amounts due to the Bank under Section 4.5 (a) on the last day of the then current Interest Period applicable to that Loan if the Bank may lawfully continue to maintain such Loan to that day, or (b) immediately if the Bank may not continue to maintain that Loan to that day.

     4.5 Indemnification. If the Company makes any payment of principal with respect to any Loan on any other date than the last day of an Interest Period applicable thereto (except for any prepayment made under Section 4.4 of this Agreement) or if the Company fails to make any payment of principal or interest in respect of a Loan when due, the Company shall reimburse the Bank on demand for any resulting loss or expense incurred by the Bank, including without limitation any loss incurred in obtaining, liquidating or employing deposits from third parties. A detailed statement as to the amount of that loss or expense, prepared in good faith and submitted by the Bank to the Company, shall be conclusive and binding for all purposes absent manifest error in computation. Notwithstanding the foregoing, if the Bank proposes to charge any amount to the Company under Section 4.1 or Section 4.3, the Company shall have the right to immediately prepay all Revolving Loans and shall not be responsible for any loss or expense incurred by the Bank as a result of that prepayment.


           ARTICLE V.  WARRANTIES AND REPRESENTATIONS.


     The Company represents and warrants to the Bank as follows:

     5.1 Corporate Existence. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Michigan.

     5.2 Qualifications. The Company and its Subsidiaries are duly qualified and authorized to do business, and are in good standing as foreign corporations, in each jurisdiction in which the failure to be so qualified or authorized to do business would have a material adverse effect upon the Company's consolidated financial condition, their contracts, their continuing business operations or the validity or enforceability of this Agreement or the Note.

     5.3 Power, Authority, Licenses and Permits. The Company and its Subsidiaries have all requisite corporate power and authority and all necessary licenses and permits to own and operate their properties and to carry on their businesses as now conducted.

     5.4 Financial Statements. The consolidated balance sheet of the Company as of June 30, 1993, and the related consolidated statements of income, of retained earnings and of changes in financial position for the fiscal year then ended, accompanied by audit reports thereon containing opinions without qualification, except as therein noted, of the Company's independent certified public accountants, copies of all of which have been delivered to the Bank, have been prepared by the Company in accordance with generally accepted accounting principles consistently applied and present fairly the consolidated financial position of the Company as of such date and the results of its consolidated operations for such fiscal year.

     5.5 Adverse Changes. Since June 30, 1993, there has been no change in the business, prospects, profits, properties or condition (financial or otherwise) of the Company or its Subsidiaries that individually or in the aggregate has been or is likely to be materially adverse.

     5.6 No Misrepresentations. Neither this Agreement, nor the financial statements referred to in Section 5.4 above, nor any other written statement furnished by the Company to the Bank in connection with the negotiation of the Loans provided for herein, contains any untrue statement of a material fact or omits a material fact necessary to make the statements contained therein or herein not misleading. There is no fact that the Company has not disclosed to the Bank in writing that materially affects adversely, or, to the best of the knowledge of the officers and directors of the Company, in the future is likely to materially affect adversely, the properties, business, prospects, profits or condition (financial or otherwise) of the Company or its ability to perform its obligations under this Agreement.

     5.7 No Litigation; Defaults. Except as disclosed on Exhibit C attached hereto, there are no proceedings pending, or to the knowledge of the officers of the Company threatened, before any court, governmental authority or arbitration board or tribunal, against or affecting the Company or any of its Subsidiaries, the outcome of which may reasonably be expected to materially adversely affect the financial condition, business, operations or properties of the Company or any of its Subsidiaries. Neither the Company nor any of its Subsidiaries is in default with respect to any order, judgment or decree of any court, governmental authority or arbitration board or tribunal.

     5.8 Corporate Power, Due Authorization, No Conflict and Approvals. The Company has full corporate power to execute, deliver and perform this Agreement and the Note; the execution, delivery and performance of this Agreement and of the Note, have been duly authorized by appropriate corporate action of the Company and will not conflict with or violate the provisions of the articles of incorporation or bylaws of the Company or of any law, rule, judgment, order, agreement or instrument to which the Company is a party or by which it is bound, nor do the same require any approval or consent of any public authority or other third party; and this Agreement and the Note have been duly executed and delivered by, and constitute the valid and binding obligations of the Company, enforceable in accordance with their terms.

     5.9 Taxes. To the best of the knowledge of the Company and its officers and directors, all tax returns required to be filed by the Company and its Subsidiaries in any jurisdiction have been filed, and all taxes, assessments, fees and other governmental charges upon the Company or upon its assets, income or franchises, which are shown on such returns to be due and payable, have been paid. The Company knows of no proposed additional tax assessment against it or its Subsidiaries.

     5.10 Margin Securities. The Company does not own or intend to carry or purchase any "margin security" within the meaning of Regulation U of the Board of Governors of the Federal Reserve System, 12 C.F.R. Chapter II.

     5.11 Liens. None of the assets of the Company or any of its Subsidiaries is subject to any mortgage, pledge, title retention lien, or other lien, encumbrance or security interest, except (I) for current taxes not delinquent or taxes being contested in good faith and by appropriate proceedings, (ii) for liens arising in the ordinary course of business for sums not due or sums being contested in good faith and by appropriate proceedings and not involving any deposits or advances or borrowed money or the deferred purchase price of property or services, (iii) to the extent shown in the financial statements referred to in Section 5.4 and (iv) as listed on Exhibit D.

     5.12 Subsidiaries. Exhibit E to this Agreement correctly sets forth (I) the state in which the Company and its Subsidiaries, respectively, are incorporated, (ii) the state or states in which the Company and its Subsidiaries conduct their respective businesses and (iii) a list of the stock of each class of each Subsidiary of the Company, showing in each case the number of shares of stock of each class outstanding and the shares of each class owned by the Company and each Subsidiary of the Company. The shares of stock listed on Exhibit E as owned by the company have been duly issued and are fully paid and nonassessable and are so owned free and clear of any liens, claims or other encumbrances.

     5.13 Purpose. The proceeds of the Loans will be used by the Company (a) to acquire the stock of The Hirsh Company pursuant to the Stock Purchase Agreement and (b) for general working capital purposes.

     5.14 Compliance. The Company and its Subsidiaries are in material compliance with all statutes and governmental rules and regulations applicable to them, including without Stations ERISA insofar as such Act applies to them. There is no condition with any Plan which could result in the incurrence by the Company or any of its Subsidiaries of any material liability, fine or penalty.

     5.15 Investment Company Act Representation. The Company is not an "investment company" or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

     5.16 Public Utility Holding Company Act Representation. The Company is not a "holding company", or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company", within the meaning of the, Public Utility Holding Company Act of 1935, as amended.


              ARTICLE VI.  AFFIRMATIVE AND NEGATIVE COVENANTS.


     From the date of this Agreement and thereafter until the Termination Date and until the Note and other liabilities of the Company hereunder are paid in full, the Company agrees that it will:

     6.1  Financial Statements and Other Information.  Furnish to the Bank:

          (I) within 100 days after each fiscal year of the Company, a copy of the Company's annual audit report prepared on a consolidated basis in conformity with generally accepted accounting principles applied on a basis consistent with that of the preceding fiscal year and certified by an independent certified public accountant who shall be satisfactory to the Bank;

          (ii) within 45 days after each quarter (except the last quarter) of each fiscal year of the Company, a copy of its unaudited financial statement, prepared in the same manner as the audit report referred to in clause (I) hereof and signed by the Company's chief financial officer;

          (iii) together with the financial statements furnished by the Company under preceding clauses (I) and (ii), a certificate of the Company's chief financial officer to the effect that no Event of Default or Unmatured Event of Default has occurred and is continuing, or, if there is any such event, describing it and the steps, if any, being taken to cure it and containing a computation of, and showing compliance with, each of the financial ratios and restrictions contained in this Section 6;

          (iv) copies of each filing and report made by the Company or any Subsidiary with or to any securities exchange or the Securities and Exchange Commission, and of each communication from the Company or any Subsidiary to shareholders generally, promptly upon the filing or making thereof;

          (v) immediately upon learning of the occurrence of any of the following, written notice thereof, describing the same and the steps being taken by the Company or the Subsidiary affected with respect thereto: (a) the occurrence of an Event of Default or an Unmatured Event of Default or (b) the institution of, or any adverse determination in, any litigation, arbitration proceeding or governmental proceeding which is material to the Company and its Subsidiaries on a consolidated basis; and

          (vi) from time to time, such other information as the Bank may reasonably request.

     6.2 Corporate Existence. Maintain and preserve, and cause each Subsidiary to maintain and preserve, its respective corporate existence and all rights, privileges, license, patents, patent rights, copyrights, trademarks, trade names, franchises and other authority to the extent material and necessary for the conduct of its respective business in the ordinary course as conducted from time to time.

     6.3 Access. Permit, and cause each Subsidiary to permit, access by the Bank to the books and records of the Company and each Subsidiary during normal business hours and permit, and cause each Subsidiary to permit, the Bank to make copies of said books and records.

     6.4 Insurance. Maintain, and cause each Subsidiary to maintain, insurance to such extent and against such hazards and liabilities as is commonly maintained by companies similarly situated or as the Bank may reasonably request from time to time.

     6.5 Repair. Maintain, preserve and keep its, and cause each Subsidiary to maintain, preserve and keep their properties in good repair, working order and condition and from time to time make and cause each Subsidiary to make, all necessary and proper repairs, renewals, replacements, additions and improvements thereto so that at all times the efficiency thereof shall be fully preserved and maintained.

     6.6 Taxes and Liabilities. Pay, and cause each Subsidiary to pay, before the same becomes delinquent all taxes, assessments and other liabilities, except as contested in good faith and by appropriate proceedings.

     6.7  Merger, Acquisitions, Purchase and Sale.  Not:

          (I)  be a party to any merger or consolidation;

          (ii) except in the normal course of its business, sell transfer, convey or lease all or any substantial part of its assets;

          (iii) sell or assign, with or without recourse, any accounts receivable or chattel paper; or

          (iv) purchase or otherwise acquire all or substantially all the assets of any person, corporation, or other entity, or any shares of the stock of, or similar interest in, any other corporation or entity; except that the Bank agrees that the Company may (a) merge or consolidate with or acquire another corporation so long as the Company is the surviving entity of any of the foregoing and (b) sell, transfer, convey or lease any of its assets so long as such arrangement does not result in a material adverse change in the business, financial condition or operations of the Company, provided, however, that the foregoing exceptions and consent shall only be applicable if (x) in the event of any transaction involving ten percent (10%) or more of the Company's assets (determined on a consolidated basis), the Bank shall have given its prior written consent thereto and (y) in all cases, immediately prior to and following that transaction, the Company shall be in compliance with all covenants contained in Article VI hereof and there shall not have occurred an Event of Default or Unmatured Event of Default.

     6.8 Compliance with ERISA. Comply, and cause each Subsidiary to comply, with all statutes and governmental rules and regulations applicable to them, including, without Stations ERISA insofar as that Act applies to them. Not permit, and not permit any Subsidiary to permit, any condition to exist in connection with any Plan which might constitute grounds for the PBGC to institute proceedings to have such Plan terminated or a trustee appointed to administer that Plan; and not engage in, or permit to exist or occur, or permit any of its Subsidiaries to engage in, or permit to exist or occur, any other condition, event or transaction with respect to any such Plan which could result in the incurrence by the Company or any of its Subsidiaries of any material liability, fine or penalty.

     6.9 Minimum Working Capital. Maintain at all times a consolidated Working Capital of not less than $20,000,000.

     6.10 Minimum Stockholders' Equity. Maintain at all times a consolidated Stockholders' Equity of not less than $62,000,000.

     6.11 Ratio of Liabilities to Stockholders' Equity. Maintain a ratio of total consolidated Liabilities to consolidated Stockholders' Equity that is not greater than 1.25 to 1.0.

     6.12 Intangibles.  Not permit consolidated Intangibles to exceed
$23,000,000.

     6.13 Liens. Not, and not permit any Subsidiary to, create or permit to exist any mortgage, pledge, title retention lien, or other lien, encumbrance or security interest ("Lien") with respect to any assets now owned or hereafter acquired, except for Liens:

          (I) for current taxes not delinquent or taxes being contested in good faith and by appropriate proceedings;

          (ii) arising in the ordinary course of business for sums not due or sums being contested in good faith and by appropriate proceedings and not involving any deposits or advances or borrowed money or the deferred purchase price of property or services;

          (iii)  referred to in Section 5.11; or

          (iv) arising in connection with property acquired after the date hereof and attaching only to the property being acquired, provided, however, that except for Liens permitted by paragraphs (I) and (iii) of this Section, no Liens may attach to any of the Company's current assets.

     6.14 Rental Payments. Not make aggregate rental payments on non-capitalized, non-cancelable leases with remaining terms in excess of one (1) year in any twelve (12) month period that exceed five percent (5%) of the Company's consolidated Stockholders' Equity determined as of the last day of such period, provided that rental payments made under the following leases shall be excluded in determining whether the Company has compiled with this covenant: (a) Lease, dated August 17, 1993, between The Hirsh Company and American National Bank and Trust Company of Chicago, et al., and (b) Agreement of Lease, dated March 1, 1988, between 160508 Canada, Inc. and Roll-it, Inc.

     6.15 Other Agreements. Not enter into any agreement containing any provision which would be violated or breached by the performance of its obligations hereunder or under any instrument or document delivered hereunder.

     6.16 Use of Proceeds. Not use or permit any Loans hereunder to be used, either directly or indirectly, for any purpose which would violate Regulation G or U of the Board of Governors of the Federal Reserve System, as amended from time to time (and furnish to the Bank, upon its request, a statement of conformity with the requirements of Federal Reserve Form U-1 referred to in Regulation U of the Board of Governors of the Federal Reserve.

     6.17 Notice of Investigations and Proceeding and Litigation. Notify the Bank in writing within 10 days after receipt whenever the Company receives notice of the commencement of (a) formal proceedings or any investigation by a federal or state environmental agency against the Company or any Subsidiary regarding the compliance by the Company or any Subsidiary with Environmental Laws, or (b) any other materia judicial or administrative proceeding or litigation commenced by or against the Company or any Subsidiary.

     6.18 Dividends. Pay any dividends, other than dividends payable in the capital stock of the Company on any shares of any class of its capital stock during any period when an Event of Default or an Unmatured Event of Default shall exist.

     6.19 Distribution of Assets.  Except for dividends permitted by Section
6.18 hereof, and except for redemptions of stock of the Company not in excess of $100,000 in any fiscal year, purchase, redeem, or otherwise acquire or make other distribution of its assets, by reduction of capital or otherwise, with respect to any shares of any class of its capital stock.

             ARTICLE VII.  EVENTS OF DEFAULT AND REMEDIES.


     7.1 Events of Default. Each of the following shall constitute an Event of Default under this Agreement:

          (I)  Non-Payment.   Default, and the continuance thereof for five
     (5) days, in the payment of principal of, or interest on, the Note when due, or any fee hereunder.

          (ii) Default Under Other Indebtedness. Default in the payment when due (subject to any applicable grace period), whether by acceleration or otherwise, of any other Indebtedness (whether owed to the Bank or any other person or entity) in excess of $50,000 of, or guaranteed by, the Company or any Subsidiary (except any such indebtedness of any Subsidiary to the Company or to any other Subsidiary) or default in the performance or observance of any obligation or condition with respect to such Indebtedness if the effect of such default is to accelerate the maturity of that Indebtedness or to permit the holder or holders thereof, or any trustee or agent for such holders, to immediately cause that Indebtedness to become due and payable prior to its expressed maturity.

          (iii) Insolvency. The Company or any of its Subsidiaries becomes insolvent or generally fails to pay, or admits in writing its inability to pay, its debts as they mature, or applies for, consents to, or acquiesces in the appointment of a trustee, receiver or other custodian for the Company, such Subsidiary or any property thereof; or, in the absence of such application, consent or acquiescence, a trustee, receiver or other custodian is appointed for the Company, any of its Subsidiaries or for a substantial part of the property of the Company or any of its Subsidiaries and is not discharged within sixty (60) days; or any bankruptcy, reorganization, debt arrangement or other proceeding under any bankruptcy or insolvency law, or any dissolution or liquidation proceeding is instituted by or against the Company or any of its Subsidiaries and if instituted against the Company or any of its Subsidiaries is consented to or acquiesced in by the Company or such Subsidiary or remains for sixty (60) days undismissed; or any warrant of attachment is issued against any substantial portion of the property of the Company or any of its Subsidiaries which is not released within sixty (60) days of service.

          (iv) ERISA. The PBGC applies to a United States District Court for the appointment of a trustee to administer any Plan or for a decree adjudicating that any Plan must be terminated; a trustee is appointed pursuant to ERISA to administer any Plan; any action is taken to terminate any such Plan or any Plan is permitted or caused to be terminated if, at the time such action is taken or such termination of any such Plan occurs, the Plan's "vested liabilities", as defined in
     Section 3(25) of ERISA, exceed the then value of its assets at the time of such termination.

          (v) Agreements. Default in the performance of any of the Company's agreements herein set forth (and not constituting an Event of Default under any of the preceding subsections of this Section 7.1) and continuance of such default for thirty (30) days after notice thereof to the Company from the Bank, provided that any failure by the Company to comply with its covenants set forth in Sections 6.7, 6.9, 6.10, 6.11, 6.12, 6.13, 6.18 and 6.19 shall constitute an Event of Default without notice to the Company from the Bank.

          (vi) Warranty. Any warranty made by the Company herein is untrue in any material respect, or any schedule, statement, report, notice, writing or certification furnished by the Company to the Bank is untrue in any material respect on the date as of which the facts set forth are stated or certified.

          (vii) Litigation. Notice is given to the Company by the Bank that, in the good faith opinion of the Bank, any litigation, arbitration proceeding or government proceeding which has been instituted against the Company or any of its Subsidiaries will, to a material extent, adversely affect the consolidated financial condition or continued operation of the Company, and such litigation or proceeding is not dismissed within 30 days after such notice.

     7.2 Remedies. If any Event of Default described in Section 7.1 is continuing, the Bank may declare the Credit. to be terminated and the Note to be due and payable, whereupon the Credit shall immediately terminate and the Note shall become immediately due and payable, all without notice of any kind (except that if an event described in Section 7.1(iii) occurs, the Credit shall immediately terminate and the outstanding Note shall become immediately due and payable without declaration or notice of any kind). The Bank shall promptly advise the Company of any declaration, but failure to do so shall not impair the effect of that declaration.


                 ARTICLE VIII. OTHER PROVISIONS.


     8.1 Delay. No delay on the part of the Bank or the holder of the Note in the exercise of any power or right shall operate as a waiver thereof, nor shall any single or partial exercise of any power or right preclude other or further exercise thereof, or the exercise of any other power or right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

     8.2 Notice. Any notice hereunder to the Company or the Bank shall be in writing and, if mailed, shall be deemed to be given one business day after being sent by registered or certified mail, postage prepaid, and addressed to the Company or the Bank as its address set forth below, or at such other address as the Company or the Bank may, by written notice, designate as its address for purposes of notice hereunder.

          Bank:     Old Kent Bank and Trust Company
                    Corporate Banking Department
                    One Vandenberg Center
                    Grand Rapids, Michigan  49503

                    ATTN:  David W. Edwards, Vice President

          Company:  Knape & Vogt Manufacturing Company
                    2700 Oak Industrial Drive, N.E.
                    Grand Rapids, Michigan  49505

                    ATTN:     Raymond E Knape, President

     8.3 Expenses. The Company agrees, whether or not any Loan is made hereunder, to pay the Bank upon demand for all reasonable expenses, including reasonable fees of attorneys for the Bank incurred by the Bank in connection with (I) the preparation, negotiation and execution of this Agreement, the Note and any document required to be furnished in connection therewith, (ii) the negotiation, preparation and signing of waivers of this Agreement or the Note, (iii) the preparation of any and all amendments to this Agreement or the Note and all other instruments or documents provided for herein or delivered or to be delivered hereunder or in connection herewith, and (iv) the enforcement of the Company's obligations hereunder or under the Note.
The Company also agrees (v) to indemnify and hold the Bank harmless from any loss or expense that may arise or be created by the acceptance of telephonic or other instructions for making Loans and (vi) to pay, and save the Bank harmless from all liability for, any stamp or other taxes which may be payable with respect to the execution or delivery of this Agreement or the issuance of the Note or of any other instruments or documents provided for herein or to be delivered hereunder or in connection herewith. The Company's foregoing obligations shall survive any termination of this Agreement.

     8.4 Law. This Agreement and the Revolving Note shall be governed by and construed in accordance with the laws of the State of Michigan, without regard to principles of conflicts of law.

     8.5 Successors. This Agreement shall be binding upon the Company and the Bank and their respective successor and assigns, and shall inure to the benefit of the Company and the Bank and the successors and assigns of the Bank. The Company shall not assign its rights or delegate its duties hereunder without the consent of the Bank.

     8.6 Usury. Notwithstanding any provisions of this Agreement or the Revolving Note, in no event shall the amount of interest paid or agreed to be paid to the Bank exceed an amount computed as the highest rate of interest permissible under applicable law. If, from any circumstances whatsoever, fulfillment of any provisions of this Agreement or the Revolving Note at the time performance of such provision shall be due, shall involve exceeding the interest rate limitation validly prescribed by law which a count of competent jurisdiction may deem applicable hereto, then ipso facto, the obligations to be fumed shall be reduced to an amount computed at the highest rate of interest permissible under applicable law, and if for any reason whatever the Bank shall ever receive as interest an amount that would be deemed unlawful under applicable law, that interest shall be automatically applied to the payment of principal of the Loan outstanding hereunder (whether or not then due and payable) and not to the payment of Interest or shall be refunded to the Company if such principal has been paid in full.

     8.7 Amendments, Etc. This Agreement and any term or provision hereof may be amended, waived or terminated by an instrument in writing by the party against which it is to be enforced, unless that instrument by its terms calls for the execution by both parties, in which event such instrument must be signed by both the Company and the Bank. Any such amendment, waiver or termination shall be effective only in the specific instance and for the specific purpose for which given.

     8.8 Headings. The headings of the various subdivisions hereof are for the convenience of reference only and shall in no way modify any of the terms or provisions hereof.

     8.9 Integration and Severability. This Agreement embodies the entire agreement and understanding between the Company and the Bank and supersedes all prior agreements and understandings relating to the subject matter hereof. In case any one or more of the obligations of the Company under this Agreement or the Note shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining obligations of the Company by, and any invalidity, illegality or unenforceability in one jurisdiction shall not affect the validity, legality or enforceability of the obligations of the Company under this Agreement or the Note in any other jurisdiction.

     8.10 Independence of Covenants. All covenants contained herein shall be given independent effect so that if a particular action or condition is not permitted by any of those covenants, the fact that it would be permitted by an exception to, or be otherwise within the limitation of, another covenant shall not avoid the occurrence of an Event of Default if that action is taken or condition exists.

     8.11 Rights Cumulative and Waivers. Each and every right granted to the Bank hereunder or under any other document delivered hereunder, or in connection herewith, or allowed it by law or equity, shall be cumulative and may be exercised from time to time. No failure on the part of the Bank to exercise, and no delay in exercising, any right shall operate as a waiver thereof or as a waiver of any other right.

     8.12 Relationship of Company and Bank. The relationship between the Company and the Bank is solely that of borrower and lender. The Bank has no fiduciary responsibilities to the Company. The Bank does not undertake any responsibility to the Company to review or inform the Company of any matter in connection with any phase of the Company's business or operations. The Company shall rely entirely upon its own judgment with respect to its business, and any review, inspection, supervision, or information supplied to the Company by the Bank is for the protection of the Bank and neither the Company nor any third party is entitled to rely thereon.

     IN WHEREOF, the parties hereto have caused this Agreement to be executed as of the date stated above in the first paragraph of this Agreement.


                              KNAPE & VOGT MANUFACTURING COMPANY


                              By   /s/ Raymond E. Knape
                                   Raymond E. Knape, President

                              OLD KENT BANK AND TRUST COMPANY


                              By   /s/ David W. Edwards
                                   David W. Edwards, Vice President

                            EXHIBIT A

                          REVOLVING NOTE

$43,500,000                                             Grand Rapids, Michigan
                                                             November 29, 1993


          FOR VALUE RECEIVED, the undersigned, KNAPE & VOGT MANUFACTURING COMPANY, a Michigan corporation (the "Company), hereby promises to pay to the order of OLD KENT BANK AND TRUST COMPANY, a Michigan banking corporation
(the
"Bank"), in lawful currency of the United States of America and in immediately available funds, on December 1, 1995, the principal sum of Forty-three Million Five Hundred Thousand Dollars ($43,500,000), or, if less, the aggregate unpaid principal amount of Revolving Loans made by the Bank to the Company pursuant to the Loan Agreement described below, and to pay interest on the unpaid principal balance hereof from time to time outstanding, in like money and funds, for the period from the date hereof until those Revolving Loans shall be paid in full, at the rates per annum and on the dates provided in the Loan Agreement referred to below.

          The Bank is hereby authorized by the Company to note on the schedule attached to this Revolving Note or on its books and records the date and amount of each Revolving Loan, the applicable interest rate and type and the duration of the related Interest Period (if applicable), the amount of each payment or prepayment of principal thereon, and the other information provided for on that schedule, which schedule or such books and records, as the case may be, shall constitute prima facie evidence of the information so noted, provided that any failure by the Bank to make any that notation shall not relieve the Company of its obligation to repay the outstanding principal amount of this Revolving Note, all accrued interest hereon and any amount payable with respect hereto in accordance with the terms of this Revolving Note and the Loan Agreement.

          The Company and each endorser or guarantor hereof waives demand, presentment, protest, diligence, notice of dishonor and any other formality in connection with this Revolving Note.

          This Revolving Note evidences one or more Revolving Loans made under a Loan Agreement, dated as of November 29, 1993, (the "Loan Agreement"), between the Company and the Bank, to which reference is hereby made for a statement of the circumstances under which this Revolving Note is subject to prepayment and under which its due day may be accelerated. Capitalized terms used but not defined in this Revolving Note shall have the respective meanings assigned to them in the Loan Agreement.

                              KNAPE & VOGT MANUFACTURING COMPANY


                              By /s/ Raymond E. Knape
                                 Raymond E. Knape, President

                              Accepted by:

                              OLD KENT BANK AND TRUST COMPANY


                              By /s/ David W. Edwards
                                 David W. Edwards, Vice President

                       SCHEDULE TO REVOLVING NOTE
                    DATED NOVEMBER 29, 1993, MADE BY
                   KNAPE & VOGT MANUFACTURING COMPANY
                               IN FAVOR OF
                       OLD BANK AND TRUST COMPANY
                                            Principal
Date Loan  Principal           Interest     Amount Paid  Principal
Made or    Amount    Type of   Period (if   Prepaid or   Balance      Notation
Converted  of Loan   Loan      applicable)  Converted    Outstanding  Made By
- ---------  -------   -------   ----------   -----------  ----------   --------

                            EXHIBIT B

                 FORM OF COMPANY COUNSEL OPINION


                        November 29, 1993


Old Kent Bank and Trust Company
One Vandenberg Center
Grand Rapids, Michigan  49503

Ladies and Gentlemen:

     We have acted as counsel to Knape & Vogt Manufacturing Company, a Michigan corporation (the "Company") in connection with the Loan Agreement dated as of November 29, 1993 (the "Loan Agreement"), entered into between the Company and Old Kent Bank and Trust Company (the "Bank"). Except as otherwise indicated in this Opinion Letter, capitalized terms are defined as set forth in the Loan Agreement or the Accord (see below).

     This Opinion Letter is governed by, and shall be interpreted in accordance with, the Legal Opinion Accord (the "Accord") of the ABA Section of Business Law (1991). Accordingly, it is subject to a number of qualifications, exceptions, definitions, limitations on coverage and other limitations, all as more particularly described in the Accord. The law covered by the opinions expressed in this Opinion Letter is limited to the federal law of the United States and the law of the state of Michigan.

     For purposes of this Opinion Letter, we have examined copies of the Loan Agreement and the Revolving Note dated November 29, 1993 (the "Revolving Note") made by the Company in favor of the Bank in the principal amount of $43,500,000. The Loan Agreement and the Revolving Note are hereinafter together referred to as the "Loan Documents".

     Based upon and subject to the foregoing, we are of the opinion that:

     1. The Company is a corporation duly organized, validly existing and in good standing under the laws of the state of Michigan, has the requisite corporate power and authority to carry on its business as presently conducted, and to own and operate its properties and to enter into and perform its obligations under the Loan Documents, and is duly qualified to transact business in all other jurisdictions where, because of the nature of its activities or properties, such qualification is required.

     2. Each of the Affiliates (as hereinafter defined) is a corporation duly organized, validly existing and in good standing under the laws of the state of Michigan, and is duly qualified to transact business in all other jurisdictions where, because of the nature of its respective activities or properties, such qualification is required. As used herein, "Affiliates" means Modar, Inc., a Michigan corporation, and Feeny Manufacturing Company, a Michigan corporation.

     3.   The Loan Documents are enforceable against the Company.

     4. The execution, delivery and performance by the Company of the Loan Documents do not (I) violate the articles of incorporation or bylaws of the Company, or (ii) result in any breach of any of the obligations of, or constitute a default under, the provisions of any written agreement or other written instrument relating to the borrowing of money to which the Company is a party, or by which it may be bound, or (iii) violate applicable provisions of statutory law or regulation.

     5. No consent or approval of any governmental body, federal or state of Michigan, or of any non-governmental person (including, without limitation, any creditor or stockholder of the Company or any of the Affiliates) is necessary for the execution, delivery and performance by the Company of the Loan Documents; provided, however, no opinion is expressed with respect to the effect of your compliance with any laws or regulations applicable to the transaction on account of the nature of your business, or facts relating specifically to you, or as to the effect of any such non-compliance on the opinions set forth above.

     6. The Company does not, in its ordinary course of business, extend or maintain credit for the purpose, whether immediate, incidental or ultimate, of buying or carrying margin stock (within the meaning of Regulation U of the Board of Governors of the Federal Reserve System) and, based on the representations of the Company in the Loan Documents, no part of the proceeds of the Loan Documents will be used for the purpose, whether immediate, incidental or ultimate, of buying or carrying any such margin stock or maintaining or extending credit to others for such purpose.

     We hereby confirm to you that, except as set forth in Exhibit C to the Loan Agreement, there are not actions or proceedings against the Company pending, or overtly threatened in writing, before any court, governmental agency or arbitrator which, if adversely determined, could have a materially adverse effect on the Company's financial condition or business or on the Company's ability to perform or otherwise comply with its obligations set forth in the Loan Documents.

                        Very truly yours,

             VARNUM, RIDDERING, SCHMIDT & HOWLETTLLP


                       /s/ Jeffrey L. Schad
                         Jeffrey L. Schad

                            EXHIBIT C

                DESCRIPTION OF PENDING LITIGATION


     Kessler vs. Knape & Vogt Mfg, Co. et. al., U.S. District Court (S.D. Florida), Case No. 93-2174, relates to claimed infringement of Kessler Patent (U.S, Patent No.: 4,315,661) on a "Euro-slide" mechanism. Answer is due on December 10, 1993. Significant prior art has been uncovered which appears to support a defense of patent invalidity.

     Edward Frabizio vs. Tomisite Systems Corp., et. al., Supreme Court of the State of New York, Case No.: 92-17657, relates to a personal injury case (injury to foot) resulting from a lateral file cabinet failure. Knape & Vogt was made a third party defendant by the cabinet manufacturer, Fillip Metal Cabinet Company. Plaintiff's demand is for $3 million with respect to first party defendants, Globe Desk Company and Fillip Metal Cabinet Company. Knape & Vogt has filed an answer and affirmative defenses. The Home Insurance Company has undertaken to defend for its insured, Knape & Vogt. See related case, Baer Supply vs. Fillip Metal, below.

     Baer Supply Company vs. Fillip Metal Cabinet Company, Circuit Court (Illinois 19th Judicial District), Case No.: 92 L 191, relates to a commercial contract claim asserted by Baer Supply as against Fillip Metal for nonpayment of open account. Fillip Metal counterclaimed against Baer and by third party complaint against Knape & Vogt alleging breach of express and/or implied warranties for drawer slide products. Knape & Vogt moved for and obtained summary judgment on the grounds of lack of privity and lack of warranty. Fillip Metal has appealed and all parties have filed briefs. Appellate decision will likely issue in 18 to 24 months.

     Rev-A-Shelf, Inc., vs. Knape & Vogt Mfg. Co., U.S. District Court (W.D. Kentucky), Case No.: 92-0168-L (CS), relates to a declaratory judgment action brought by Rev-A-Shelf in order to determine whether their product infringes a patent licensed to Knape & Vogt. This matter has been in a settlement mode since the deposition of Rev-A-Shelf's key witness. It is anticipated that Rev-A-Shelf will cease its infringing activities and will enter into a consent order.

     Knape & Vogt Mfg. Co. vs. Advertising Technologies, Inc., U.S. District Court (W.D. Michigan), Case No.: 1-93 cv 866, relates to a breach of contract claim for a failure on the part of Adtech to provide advertising audit services. Damages are approximately $59,000. Counsel for Adtech has indicated he will propose a stipulated judgment.

     Knape & Vogt Mfg. Co. vs. Accuride International, Inc., U.S. District Court (W.D, Michigan), Case No.: 1:93 cv 959, relates to a claim by Knape & Vogt regarding deceptive trade practices on the part of a competing drawer slide manufacturer. A consent order enjoining the practices has entered with costs and fees to Knape & Vogt. The court retains jurisdiction for the purpose of monitoring the terms of the consent order for the next two months.

     In Re PNP Holdings Corporation (Pay 'n Pak Stores, Inc.), U.S. Bankruptcy Court (W.D. Washington), Case No.: 91-06976/91-06977, Adversary No.:
A93-07175, relates to a preference claim asserted by debtor PNP against Knape & Vogt. The claim totals approximately $341,000 although substantial set-offs (subsequent new value, tort claims, etc.) have been raised by Knape & Vogt. Exposure in this matter is believed to be less than $160,000. This case is likely to be set for trial in March of 1994.

     Knape & Vogt Mfg,. Co. vs. Venture Horizon Corporation, State Court California, relates to a collection action to recover approximately $23,000 in accounts receivable. A verbal agreement to compromise this for approximately $13,000 in view of claimed set-offs has been reached.

     Northeast Gravel is a state (Michigan) waste site that is currently the focus of a voluntary remedial investigation. Knape & Vogt has been noticed as a potentially responsible party. Although it is far too early to forecast exposure potential, it is clear that Knape & Vogt's respective share will be quite small.

     U.S.E.P.A. vs. Butterworth Landfill relates to a Superfund action brought by the U.S.E.P.A. Currently the six major PRP's are working on a remedial design work plan. Knape & Vogt has been noticed as a de minimis PRP. Potential exposure is unknown. We have had some insurance reimbursement in this case for defense costs.

     U.S.E.P.A. vs. Conservation Chemical Company, relates to a Superfund action in Gary, Indiana involving a landfill. Knape & Vogt has been noticed as a de minimis PRP and has participated in a de minimis PRP group. Exposure so far has been limited to approximately $750,00. This site has a very large number of PRP's and it is expected that Knape & Vogt's liability, if any, will be modest.

     U.S.E.P.A. vs. Lakeland Disposal, relates to an Indiana landfill currently the subject of a Superfund action. Knape & Vogt has been noticed as a PRP although no evidence has been produced to link Knape & Vogt to the site. The U.S.E.P.A. is considering our arguments for removal from the PRP list.

     U.S.E.P.A. vs. State Disposal, relates to a landfill in Grand Rapids Township. Knape & Vogt received a Section 104(e) request from the U.S.E.P.A. in 1990, and no further agency action has been undertaken since that time.

     U.S.E.P.A. vs. Muncie Race Track, relates to a landfill in Muncie, Indiana currently the subject of Superfund action. Knape & Vogt's subsidiary, Feeny Mfg., was served with a Section 104(e) request from the U.S.E.P.A. A freedom of information request indicates that Feeny contributed general trash only to this site.

     Lucille Davis vs. Knape & Vogt, Workers' Compensation Appeals Board (California), Case No.: BGN 0129163, relates to a workers compensation claim filed by a former employee of the Knape & Vogt Western Division. A settlement offer of $17,000 has reportedly been accepted by the claimant.

     In Re National Transport Services, Inc., U.S. Bankruptcy Court, (W.D. Arkansas), Case No.: 90-1204M, Adversary No.: 92-7595, relates to a rate undercharge claim by the Trustee against Modar, Inc. Case is being settled for $1,000.

     Knape & Vogt Mfg. Co. vs. Huls America, et. al., Kent County Circuit Court (Michigan), Case No.: 92-77171-NZ, relates to claims of breach of warranty, negligence and misrepresentation against defendants roof installer and manufacturer of roof membrane. Damages are believed to be in excess of $500,000. Trial is currently anticipated in the summer of 1994.

     Helen Brown, is a workers' compensation claim that has been paid voluntarily. Currently, the claimant is seeking to redeem her claim and terminate her employment with the company. Estimated settlement value of this case lies in the range of $25,000 to $60,000.

     Therese Foley vs. Knape & Vogt Mfg. Co., Bureau of Workers' Disability Compensation, (Michigan), relates to a claim of work related injury. This claim has been compromised and a redemption of $50,000 has been scheduled.

     Dorothy Johnson vs. Knape & Vogt Mfg. Co., Michigan Department of Civil Rights, Case No.: 124654-EMD, 23A926519R relates to a claim of race/gender discrimination. The Company feels strongly that there is no basis for the claim. Estimated exposure presuming a finding in favor of the claimant would he in the range of $15,000 to $50,000.

     Diane L. Marr vs. Knape & Vogt Mfg. Co., Michigan Department of Civil Rights, Case No., 117813-EM20, relates to a claim of discrimination on the basis of a disability. Claimant had pursued and received a workers' compensation award for a shoulder pain that turned out to result from a torn rotator cuff. Claimant brought a concurrent claim with the MDCR owing to her belief that she was eligible for a return to work and, also, that she could be accommodated. Her initial claim was denied by MDCR and she has petitioned for a redetermination. The Company vigorously contests this claim and perceives no merit in it.

     Donald Teets vs. Knape & Vogt Mfg. Co., Bureau of Workers' Disability Compensation, Michigan), relates to a claim of work related injury that has been handled on a voluntary basis. The last petition in this matter related to the establishment of a new date of injury. Claimant has affected a return to work under light duty status. The Bureau retains jurisdiction.

                            EXHIBIT D


                      LIST OF EXISTING LIENS


     Blanket filing by Irwin J. Ferdinand, as nominee and agent of the Landlordsm under the Skokie Lease dated August 20, 1990

                            EXHIBIT E

                   SUBSIDIARIES OF THE COMPANY

                                      State
                                      in which      Stock of       Stock
                     State of         Business is   Each Class     Owned by
Company              Incorporation    Conducted     Outstanding    the Company
- -------              -------------    -----------   -----------    -----------
Knape & Vogt         Michigan         Michigan,     Common -       None
Manufacturing Co.                     California    2,919,845
                                                    shares

                                                    Class B
                                                    Common -
                                                    2,402,784
                                                    shares

Modar, Inc.          Michigan         Michigan      Common -        100%
                                                    8,581
                                                    shares

Feeny                Michigan         Michigan,     Common -        100%
Manufacturing Co.                     Indiana       1,000
                                                    shares

Knape & Vogt         Ontario,         Quebec,       Common -        100%
Canada, Inc.         Canada           Ontario       100,000
                                                    shares

                                                    Preferred -
                                                    5,589,565
                                                    shares


TERM SHEET

Borrower:     Knape & Vogt Manufacturing Company

Lender:       Old Kent Bank and Trust Company

Amount:       $43,500,000 Revolving Line of Credit

Purpose:      Working-capital and stock acquisition of The Hirsh Company

Maturity:     December 1, 1995

Collateral:   Unsecured

Repayment:    Interest-only monthly, commencing January 1, 1994

Covenants:    Affirmative covenants to provide financial information,
              maintain corporate existence, permit access to books and records, maintain insurance, maintain properties in repair, to pay taxes, comply with ERISA requirements, maintain a consolidated working capital of not less than $20 million, maintain consolidated net worth of not less than $63 million
              (with no more than $23 of intangible assets) and maintain a ratio of total consolidated liabilities to consolidated net worth that is not more than 1.25 to 1.0.

              Negative covenants not to merge or consolidate or, except in the normal course of business, sell all or substantially all assets or sell accounts receivable or chattel paper or make other acquisitions, subject to exceptions to be defined in the loan agreement.

              Various other affirmative and negative covenants as may be included in the definitive loan agreement.

Interest      Lesser of the following:
Rate:
              1.   Old Kent Bank and Trust Company Index Rate.

              2. Average daily Federal Funds rate, as quoted by the Detroit branch of the Chicago Federal Reserve District, plus 85 Basis Points.

              3.   London Interbank Offered Rate (LIBOR) plus 75 Basis Points.

             CERTIFICATE OF KNAPE & VOGT MANUFACTURING COMPANY


     The undersigned, Raymond E. Knape, President and Chief Executive Officer of Knape & Vogt Manufacturing company, a Michigan corporation (the "Company"), hereby certifies that:

     1. Except for the terms of that certain Loan Agreement between the Company and Metropolitan Life Insurance Company, dated March 16, 1988, and the terms of that certain Loan Agreement between the Company and Old Kent Bank & Trust Company of even date herewith, the Company is not a party to any other agreement pursuant to which the Company has borrowed funds from a bank or other lending source.

     2. The execution, delivery and performance by the Company of the Loan Agreement by and among the Company and Old Kent Bank & Trust Company will not contravene any contract or undertaking entered into by Company.

     3. Based in part upon an examination of the business and operation of the Company and its subsidiaries, Modar, Inc., a Michigan corporation, and Feeny Manufacturing Company, a Michigan corporation:

     A. The Company does business solely in the states of California and Michigan. The Company does not transact business in any other state.

     B. Modar, Inc. does business solely in the state of Michigan. Modar, Inc. does not transact business in any other state.

     C. Feeny Manufacturing corporation does business solely in the states of Michigan and Indiana. Feeny Manufacturing Company does not transact business in any other state.


Dated: November 29, 1993           KNAPE & VOGT MANUFACTURING COMPANY


                                   By    /s/ Raymond E. Knape
                                         Raymond E. Knape
                                         Its President and CEO