Form 10-Q
period 1996-09-30
KNAPE & VOGT MANUFACTURING CO
filed 1996-11-14
CIK 56362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

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

                                 YES X NO ______

        3,336,889 Common shares were outstanding as of November 8, 1996. 2,548,619 Class B common shares were outstanding as of November 8, 1996.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets
--September 30, 1996 (Unaudited) and June 30, 1996............................2

Condensed Consolidated Statements of Income (Unaudited)
--Three Months Ended September 30, 1996 and 1995..............................3

Condensed Consolidated Statements of Cash Flows (Unaudited)
--Three Months Ended September 30, 1996 and 1995..............................4

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

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................8

SIGNATURES ...................................................................8

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        September 30, 1996                  June 30, 1996
                                                                        ------------------                  -------------
                                                                           (Unaudited)

Assets
         Cash and equivalents                                              $        215,264                        244,271
         Accounts receivable - net                                               26,967,723                     22,763,645
         Refundable income taxes                                                  1,271,549                      1,860,191
         Inventories                                                             22,376,299                     23,016,541
         Other current asset                                                      3,013,478                      3,058,021
         Net current assets of discontinued operation                             1,773,215                      1,790,740
                                                                           ----------------               ----------------
                  Total Current assets                                           55,617,528                     52,733,409
                                                                           ----------------               ----------------

         Property, plant and equipment                                           83,674,083                     82,129,435
         Less accumulated depreciation                                           33,307,550                     31,747,827
                                                                           ----------------               ----------------
                  Net property, plant and equipment                              50,366,533                     50,381,608
                                                                           ----------------               ----------------

         Net property, plant and equipment of discontinued operation              1,700,677                      1,775,225
         Other assets                                                            24,219,515                     24,334,917
                                                                           ----------------               ----------------

                                                                           $    131,904,253               $    129,225,159
                                                                           ================               ================

Liabilities and Stockholder Equity
         Accounts payable                                                  $      6,166,386               $      4,825,372
         Other accrued liabilities                                                7,192,646                      8,372,046
                                                                           ----------------               ----------------
                  Total current liabilities                                      13,359,032                     13,197,418

         Long-term debt                                                          36,000,000                     35,000,000
         Deferred income taxes and other long-term liabilities                   11,927,079                     11,853,991
                                                                           ----------------               ----------------
                  Total liabilities                                              61,286,111                     60,051,409
                                                                           ----------------               ----------------

Stockholders equity
         Common stock                                                            11,765,010                     11,762,138
         Additional paid-in capital                                              33,091,453                     33,080,087
         Foreign currency translation adjustment                                 (1,195,524)                    (1,211,286)
         Retained earnings                                                       26,957,203                     25,542,811
                                                                           ----------------               ----------------
                  Total stockholders equity                                      70,618,142                     69,173,750
                                                                           ----------------               ----------------

                                                                           $    131,904,253               $    129,225,159
                                                                           ================               ================

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                 Three Months Ended

                                           Sept. 30, 1996        Sept. 30, 1995

Net Sales                                 $    44,848,318       $    39,803,837

Cost of sales                                  33,366,959            30,336,370
                                          ----------------      ----------------

Gross profit                                   11,481,359             9,467,467

Selling and administrative expenses             7,286,081             6,928,915
                                          ----------------      ----------------

Operating income                                4,195,278             2,538,552

Other expenses                                    534,686               654,125
                                          ----------------      ----------------

Income from continuing operations
before income taxes                             3,660,592             1,884,427

Income taxes - continuing operations            1,314,000               738,000
                                          ----------------      ----------------

Income from continuing operations               2,346,292             1,146,427

Income from discontinued
operation, net of tax                                   0               361,284
                                          ----------------      ----------------

Net income                                $     2,346,592       $     1,507,711
                                          ================      ================

Per common shares:

Income from continuing operations         $           .40       $           .20
Income from discontinued operation        $           .00       $           .06
                                          ----------------      ----------------

Net income                                $           .40       $           .26
                                          ================      ================


Cash Dividend - Common stock              $          .165       $          .165

Cash Dividend - Class B common stock      $           .15       $           .15

Weighted average shares outstanding             5,882,280             5,885,466


See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Three Months Ended                                               Sept. 30, 1996           Sept. 30, 1995
                                                                 ---------------          ---------------

Operating Activities:
     Net income                                                   $   2,346,592           $      1,507,711
     Non-cash items:
         Depreciation and amortization                                1,850,377                  1,757,310
         Deferred income taxes                                          171,000                    238,000
         Other long-term liabilities                                    (98,019)                  (103,495)
         Changes in operating assets & liabilities:
              Accounts and other receivables                         (3,609,699)                (1,521,191)
              Inventories                                               642,811                 (2,163,677)
              Net assets of discontinued operation                      100,095                   (219,650)
              Other current assets                                       44,643                   (257,174)
              Accounts payable & accrued expenses                       158,147                     20,188
                                                                  --------------           ----------------
Net cash provided (used) by operating activities                      1,605,947                   (741,978)
                                                                  --------------           ----------------

Investing Activities:
     Additions to property, plant, and equipment                     (1,538,118)                  (766,371)
     Payments for other assets                                         (177,619)                  (437,855)
                                                                  --------------          -----------------
Net cash used in investing activities                                (1,715,737)                (1,204,226)
                                                                  --------------          -----------------

Financing Activities:
     Proceeds from sale of common stock                                  14,238                     16,624
     Additions to long-term debt                                      1,000,000                  3,600,000
     Cash dividends paid                                               (932,200)                  (931,661)
                                                                  --------------          -----------------
Net cash provided by financing activities                                82,038                  2,684,963
                                                                  --------------          -----------------

Effect of Exchange Rate Changes on Cash                                  (1,255)                     4,153
                                                                  --------------          -----------------

Net Increase (Decrease) in Cash & Equivalents                           (29,007)                   742,912

Cash and Equivalents:
         Beginning of year                                              244,271                    534,280
                                                                  --------------          -----------------
         End of period                                            $     215,264           $      1,277,192
                                                                  ==============          =================

Cash Paid During the Period    - interest                         $     497,329           $        209,603
                               - income taxes                     $   1,721,642           $        558,936


               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results of operations. Interim results are not necessarily indicative of the results for the year end and are subject to year end adjustments, and audit by independent public accountants. The balance sheet at June 30, 1996, has been taken from the audited financial statements at that date. The condensed consolidated financial statements and notes should be read in conjunction with the Company's 1996 annual report.

Note 2 - Common Stock and Per Share Information

Income per share is determined based on weighted average number of shares outstanding during each period.

Common stock is $2 par - shares authorized 6,000,000 of common stock and 4,000,000 of Class B common stock. Shares issued: 3,333,886 of common stock; 2,548,619 of Class B stock at September 30, 1996; and 3,327,918 of common stock and 2,553,151 of Class B common stock at June 30, 1996.

Note 3 - Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

                                    September 30, 1996           June 30, 1996
                                    ------------------          ----------------

Finished products                     $   11,932,126            $   13,189,032
Work in process                            2,656,702                 2,665,754
Raw Materials                              7,787,471                 7,161,755
                                      --------------            --------------

Total                                 $   22,376,299            $   23,016,541
                                      ==============            ==============

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed in this section include forward looking statements which include risks and uncertainties including but not limited to economic, competitive, governmental and technological factors affecting Knape & Vogt Manufacturing Companies operations, markets, products, services and prices.

RESULTS OF OPERATIONS

Net Sales

The following table indicates the Company's sales (in millions) and percentage of total sales by product category for the three month periods ended September 30, 1996 and 1995:

                                    Three Months ended September 30,

                                         1996                     1995
                              -----------------------     ----------------------

Shelving systems               $     22.4      50.0%        $   21.6       54.3%
Drawer slides                        15.1      33.7%            11.1       27.9%
Hardware                              6.4      14.3%             6.3       15.8%
Furniture components                  0.9       2.0%             0.8        2.0%
                               ----------     ------        --------      ------

Total                          $     44.8     100.0%        $   39.8      100.0%
                               ==========     ======        ==========    ======


Net sales for the first quarter of fiscal year 1997 increased $5.0 million, or 12.7%, over the comparable period of fiscal year 1996. Shelving sales increased by $0.8 million, or 3.7%, compared to the first quarter of fiscal year 1996 primarily due to an increase in sales of wall attached shelving. Drawer slide sales increased by $4.0 million, or 36%. The increase in drawer slide sales was primarily due to increases in the sale of precision drawer slides. Hardware sales increased slightly compared to the prior year with kitchen products manufactured by Feeny continuing to be introduced into the retail market. Furniture component sales increased slightly. This category of sales is expected to decrease in the future, as the Company announced on October 24, 1996 it signed a letter of intent to sell Modar to Fournier Furniture.

Costs and Expenses

Cost of sales was 74.4% of sales for the quarter compared to 76.2% of sales for the first quarter of 1996. The lower cost of sales is due to decreases in raw material prices, and improved absorption of overhead costs due to the higher sales volumes.

Selling and administrative expenses decreased to 16.2% of sales compared to 17.4% for the period ended September 30, 1995. The Company was able to maintain selling expense at approximately the same level as the prior year with a large increase in sales. Administrative expense relating to Michigan taxes increased compared to the prior year when the expense was low due overpayments in fiscal year 1995.

Other Expenses

Interest expense was $503,307 for the quarter compared to $592,655 for the quarter ended September 30, 1995. The Company has reduced its level of borrowing to $36,000,000 at September 30, 1996 from $39,400,000 at September 30, 1995.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Income Taxes

The effective tax rate for the quarter ended September 30, 1996 was 35.9% compared to 39.2% for the quarter ended September 30, 1995. Lower pretax income for the quarter ended September 30, 1995 increased the impact of permanent differences, when computing the effective tax rate.

Income from Continuing Operations

Income from continuing operations of $2,346,592 for the first quarter of 1997 was a first quarter record. Earnings per share from continuing operations increased 100.0% to $.40 compared to $.20 in the first quarter of last year.

Income from Discontinued Operation

The estimated loss on discontinued operation recorded at June 30, 1996 include an estimate of the operating loss until the Roll-it facility is disposed of. There was no income, or loss, recorded on discontinued operation for the quarter ended September 30, 1996. For the first quarter of last year the discontinued operation earned $361,284, or $0.06 per share.

Net Income

Net income for the quarter of $2,346,592, was 5.2% of sales compared to $1,507,711, for the first quarter of last year which was 3.8% of sales. Net income per share increased by 53.8% to $0.40 compared to $0.26 for the first quarter of fiscal year 1996.

Liquidity and Capital Resources

The Company's net cash position decreased during the first three months to $215,264 from $527,572 at June 30, 1996. Net cash from operating activities provided $1,605,947. Higher earnings and a decrease in accounts payable was partially offset by an increase in accounts receivable due to the sales terms offered to customers and the higher sales levels.

Capital expenditures totaled $1,538,118 for the three months ended September 30, 1996, compared to $766,371 last year. Capital expenditures for the fiscal year are expected to be at approximately the same levels as last year. The debt increased $1,000,000 due to the increase in accounts receivable and the capital expenditures. Debt levels are expected to decrease during the remainder of fiscal year 1997. Anticipated cash flow from operations will substantially fund working capital, capital expenditures and dividend payments.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K

                  (a)      Exhibits - none

                  (b)      Reports on Form 8-K
                           There were no reports on Form 8-K filed for the three
months ended September 30, 1996.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Knape & Vogt Manufacturing Company
                                                        (Registrant)


Date: November 13, 1996                                s/Allan E. Perry
                                                       -------------------------
                                                       Allan E. Perry
                                                       President and
                                                       Chief Executive Officer

Date:  November 13, 1996                               s/Richard C. Simkins
                                                       -------------------------
                                                       Richard C.Simkins
                                                       Executive Vice President,
                                                       CFO, Secretary, and
                                                       Treasurer