Form 10-K/A
period 1996-06-30
KNAPE & VOGT MANUFACTURING CO
filed 1996-11-19
CIK 56362

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14 is hereby amended by adding the following exhibit to the Exhibit Index:

27   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         KNAPE & VOGT MANUFACTURING COMPANY


                        By    /s/Allan E. Perry
                              Allan E. Perry, President and Chief
                              Executive Officer


                         By   /s/Richard C. Simkins
                              Richard C. Simkins, Principal Financial and
                              Accounting Officer and Director