Form 10-Q
period 1996-12-31
KNAPE & VOGT MANUFACTURING CO
filed 1997-02-07
CIK 56362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1996

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

                                 YES X NO ______

        3,409,454 common shares were outstanding as of January 31, 1997. 2,480,473 Class B common shares were outstanding as of January 31, 1997.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets
--December 31, 1996 (Unaudited) and June 30, 1996.............................2

Condensed Consolidated Statements of Income (Unaudited)
--Six Months and Three Months Ended December 31, 1996 and 1995................3

Condensed Consolidated Statements of Cash Flows (Unaudited)
--Six Months Ended December 31, 1996 and 1995.................................4

Notes to Condensed Consolidated Financial Statements (Unaudited)..............5

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.........................................6-7

PART II OTHER INFORMATION

Item 4. Submission of Matters to a vote of Security Holders...................8

Item 6. Exhibits and Reports on Form 8-K......................................8

SIGNATURES ...................................................................9

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             Dec. 31, 1996                  June 30, 1996
                                                                            --------------                  -------------
                               (Unaudited)

Assets
         Cash and equivalents                                              $         743,329              $         244,271
         Accounts receivable - net                                                24,822,111                     22,763,645
         Refundable income taxes                                                   1,000,854                      1,860,191
         Inventories                                                              23,115,882                     23,016,541
         Other current assets                                                      2,749,053                      3,058,021
         Net current assets of discontinued operation                              1,516,682                      1,790,740
                                                                           -----------------              -----------------
                  Total current assets                                            53,947,911                     52,733,409
                                                                           -----------------              -----------------

         Property, plant and equipment                                            84,403,916                     82,129,435
         Less accumulated depreciation                                            34,710,239                     31,747,827
                                                                           -----------------              -----------------
                  Net property, plant and equipment                               49,693,677                     50,381,608
                                                                           -----------------              -----------------

         Net property, plant and equipment of discontinued operation               1,658,126                      1,775,225
         Other assets                                                             24,193,279                     24,334.917
                                                                           -----------------              -----------------

                                                                           $     129,492,993              $     129,225,159
                                                                           =================              =================

Liabilities and Stockholders' Equity
         Accounts payable                                                  $       4,393,876              $       4,825,372
         Other accrued liabilities                                                 6,573,237                      8,372,046
                                                                           -----------------              -----------------
                  Total current liabilities                                       10,967,113                     13,197,418

         Long-term debt                                                           35,400,000                     35,000,000
         Deferred income taxes and other long-term liabilities                    11,627,519                     11,853,991
                                                                           -----------------              -----------------
                  Total liabilities                                               57,994,632                     60,051,409
                                                                           -----------------              -----------------

Stockholders' equity
         Common stock                                                             11,776,854                     11,762,138
         Additional paid-in capital                                               33,154,806                     33,080,087
         Foreign currency translation adjustment                                  (1,270,843)                    (1,211,286)
         Retained earnings                                                        27,837,544                     25,542,811
                                                                           -----------------              -----------------
                  Total stockholders' equity                                      71,498,361                     69,173,750
                                                                           -----------------              -----------------

                                                                           $     129,492,993              $     129,225,159
                                                                           =================              =================

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                          Six Months Ended      Six Months Ended      Three Months Ended    Three Months Ended
                                           Dec. 31, 1996         Dec. 31, 1995          Dec. 31, 1996         Dec. 31, 1995
                                          ----------------      ----------------      ------------------    ------------------

Net sales                                 $      86,603,383      $    77,926,405       $    41,755,065       $    38,122,568

Cost of sales                                    64,791,859           59,357,810            31,424,900            29,021,440
                                          -----------------     ----------------      ----------------      ----------------

Gross profit                                     21,811,524           18,568,595            10,330,165             9,101,128

Selling and administrative expenses              14,209,014           13,112,013             6,922,933             6,183,098
                                          -----------------     ----------------      ----------------      ----------------

Operating income                                  7,602,510            5,456,582             3,407,232             2,918,030

Other expenses                                    1,089,190            1,317,541               554,504               663,416
                                          -----------------     ----------------      ----------------    ------------------

Income from continuing operations
   before income taxes                            6,513,320            4,139,041             2,852,728             2,254,614

Income taxes - continuing operations              2,352,000            1,566,000             1,038,000               828,000
                                          -----------------     ----------------      ----------------    ------------------

Income from continuing operations                 4,161,320            2,573,041             1,814,728             1,426,614

Income (loss) from discontinued
   operation, net of taxes                                0               (5,583)                    0              (366,867)
                                          -----------------     -----------------     ----------------    -------------------

Net income                                $       4,161,320     $      2,567,458      $      1,814,728    $        1,059,747
                                          =================     =================     ================    ===================

Per common share:

Income from continuing operations            $          .71       $          .44       $           .31       $          .24
Income from discontinued operation                      .00                  .00                   .00                 (.06)
                                             --------------       --------------       ---------------       ---------------
Net Income                                   $          .71       $          .44       $           .31       $          .18
                                             ===============      ==============       ===============       ===============

Cash Dividend - Common stock                 $          .33       $          .33       $          .165       $         .165

Cash Dividend - Class B common stock         $          .30       $          .30       $           .15       $          .15

Weighted average shares outstanding              5,886,154             5,884,452             5,891,886            5,881,069

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended          Six Months Ended
                                                                Dec. 31, 1996             Dec. 31, 1995
                                                               -----------------         ----------------

Operating Activities:
     Net income                                                   $   4,161,320           $     2,567,458
     Non-cash items:
         Depreciation and amortization                                3,769,141                 3,563,828
         Deferred income taxes                                          (19,000)                   31,000
         Other long-term liabilities                                   (207,029)                 (208,336)
         Changes in operating assets & liabilities:
              Accounts receivable                                    (2,070,711)                2,303,143
              Inventories                                              (107,778)               (1,163,385)
              Net assets of discontinued operation                      367,028                   337,714
              Other current assets                                    1,166,926                  (162,387)
              Accounts payable & accrued expenses                    (2,223,660)               (1,554,156)
                                                                  --------------          -----------------
Net cash from operating activities                                    4,836,237                 5,714,879
                                                                  --------------          -----------------

Investing Activities:
     Additions to property and equipment                             (2,739,039)               (2,864,397)
     Sale of property and equipment                                     238,183                    93,756
     Payments for other assets                                         (453,295)                 (754,532)
                                                                  --------------          -----------------
Net cash for investing activities                                    (2,954,151)               (3,525,173)
                                                                  --------------          -----------------

Financing Activities:
     Proceeds from issuance of common stock                              89,435                    16,624
     Additions to long-term debt                                        400,000                         0
     Payments on long-term debt                                               0                  (800,000)
     Cash dividends paid                                             (1,866,587)               (1,863,490)
                                                                  --------------          -----------------
Net cash for financing activities                                    (1,377,152)               (2,646,866)
                                                                  --------------          -----------------

Effect of Exchange Rate Changes on Cash                                  (5,876)                   10,386
                                                                  --------------          -----------------

Net Decrease in Cash & Equivalents                                       499,058                 (446,774)

Cash and Equivalents:
         Beginning of year                                               244,271                  534,280
                                                                  --------------          -----------------
         End of period                                            $      743,329          $        87,506
                                                                  ==============          =================

Cash Paid During the Period    - interest                         $    1,009,927          $     1,183,989
                               - income taxes                     $    1,511,663          $     1,310,585


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

Common stock is $2 par - shares authorized 6,000,000 of common stock and 4,000,000 of Class B common stock. Shares issued: 3,407,954 of common stock; 2,480,473 of Class B stock at December 31, 1996; and 3,327,918 of common stock and 2,553,151 of Class B common stock at June 30, 1996.

Note 3 - Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

                                         Dec. 31, 1996             June 30, 1996
                                         -------------             -------------

Finished products                       $   12,908,401            $   13,189,032
Work in process                              1,711,536                 2,665,754
Raw materials                                8,495,945                 7,161,755
                                        --------------            --------------

Total                                   $   23,115,882            $   23,016,541
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

RESULTS OF OPERATIONS


Net Sales

The following table indicates the Company's sales (in millions) and percentage of total sales by product category for the six month and three month periods ended December 31, 1996 and 1995:

                          Six Months ended           Six Months Ended         Three Months ended         Three Months ended
                          December 31, 1996          December 31, 1995        December 31, 1996          December 31, 1995
                       -----------------------     --------------------     ---------------------      ---------------------

Shelving systems       $      40.6       46.9%     $    39.7      50.9%     $    18.3       43.7%      $    18.3        48.0%
Drawer slides                 30.1       34.8%          23.2      29.8%          15.1       36.1%           11.9        31.3%
Hardware                      14.1       16.3%          13.5      17.3%           7.5       18.1%            7.2        18.9%
Furniture components           1.8        2.0%           1.5       2.0%           0.9        2.1%            0.7         1.8%
                       -----------   ---------     ---------   --------     ---------     -------      ---------     --------
Total                      $  86.6      100.0%     $    77.9     100.0%     $    41.8      100.0%      $    38.1       100.0%
                       ===========      ======     =========   ========     =========     =======      =========     ========

Net sales for the six months and second quarter of fiscal year 1997 increased $8.7 million, or 11.1%, and $3.7 million, or 9.5%, respectively, over the comparable periods of fiscal year 1996. Shelving sales were flat for the quarter. Drawer slide sales increased by $3.2 million for the quarter. The increased sales is due to the Company's expanding share of the precision, Euro-style and utility drawer slide markets. Hardware product line sales increased during the quarter by $.3 million from last year, due to more sales of kitchen and bath products manufactured by Feeny. Furniture component sales increased during the quarter by $.2 million compared to last year.

Costs and Expenses

Cost of sales was 74.8% of sales for the first six months and 75.3% of sales for the second quarter of fiscal year 1997 compared to 76.2% and 76.1% of sales for the first six months and second quarter of fiscal year 1996, respectively. Decreases in raw material prices and larger sales volumes absorbing fixed overhead costs accounted for the majority of the improvement.

Selling and administrative expenses for the six months was 16.4% of sales compared to 16.8% for the same period last year and for the second quarter increased to 16.6% of sales from 16.2% for the same quarter last year. The increase as a percentage of sales for the quarter was mainly due to increases in administrative expenses such as the Michigan single business tax.

Other Expenses

Interest expense was $517,881 for the quarter ended December 31, 1996 compared to $594,740 for the quarter ended December 31, 1995. The decrease was due to lower borrowing levels and lower interest rates. Interest expense for the six months ended December 31, 1996 was $1,021,188 compared to $1,182,296 last year.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Income Taxes

The effective tax rate for the six months and quarter ended December 31, 1996, was 36.1% and 36.4% compared to 37.8% and 36.7% for the six months and quarter ended December 31, 1995. The effective tax rates are slightly lower in fiscal year 1997 due to foreign and state tax rates.

Income from Continuing Operations

Income from continuing operations were at record levels of $4,161,320 for the first six months and $1,814,728 for the second quarter of 1997. Earnings per share from continuing operations for the six months increased 61.4% to $.71 compared to $.44 last year and income per share for the quarter rose 29.2% to $.31 compared to $.24 in the second quarter of last year. The Company is continuing to pursue the sale of this operation.

The Company announced on December 18, 1996 that the intended buyer for Modar withdrew it's offer. Modar will continue to operate at low levels until the end of the third quarter or a new buyer is secured. The Company is not anticipating a material impact due to the intended buyer of Modar withdrawing its offer, but there may be additional costs incurred in concluding an eventual sale or phasing out of the operation.

Income from Discontinued Operation

The estimated loss on discontinued operation recorded at June 30, 1996 include an estimate of the operating loss until the Roll-it facility is disposed of. There was no income, or loss, recorded on discontinued operation for the quarter ended December 31, 1996. For the second quarter of last year the discontinued operation lost $366,867, or $0.06 per share.

Net Income

Net income of $4,161,320 for the six months was 4.8% of sales compared to $2,567,458, for the first six months last year which was 3.3% of sales. For the quarter ended December 31, 1996 net income was $1,814,728 which was 4.3% of sales compared to $1,059,747 which was 2.8% of sales for the second quarter of last year.

Liquidity and Capital Resources

The Company's net cash position increased during the first six months to $743,329 from $499,058 at June 30, 1996. Net cash from operating activities of $4,836,237 was positively affected by the increased net income and depreciation expense but negatively affected by the impact on accounts receivable of sales terms offered to customers and higher sales.
The decrease in accrued restructuring costs is due mainly to the payment of severance.

Capital expenditures were $2,739,039 for the six months ended December 31, 1996. The Company is currently forecasting capital expenditures to be approximately $8 million for the fiscal year. The Company had total debt of $35,400,000 at December 31, 1996, an increase of $400,000 from total debt of $35,000,000 at June 30, 1996. It is estimated that debt levels will decrease in the second half of the fiscal year. Anticipated cash flow from operations will substantially fund working capital, capital expenditures and dividend payments.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) Knape & Vogt Manufacturing Company's Annual Meeting of Shareholders was held on October 18, 1996.

         (b) Proxies were distributed by Knape & Vogt Manufacturing Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no opposition to management's nominees as listed in the proxy statement, and all nominees were elected.

                  The vote on the nominees was:

                                                          For               Against            Abstain           Non-vote
                    William R. Dutmers (1) (2)            26,356,056             --             11,151                 --
                    Richard S. Knape (1) (2)              26,257,724             --            109,483                 --
                    Michael J. Kregor (1) (2)             26,367,207             --             10,351                 --
                    Mary Rita Cuddohy (1) (3)              2,833,442             --             14,555                 --

                  (1) Term expires in 1999.
                  (2) Elected by vote of holders of Common stock and Class B common stock voting as a class. (3) Elected by vote of holders of Common stock voting as a class.

Members of the board of directors whose terms have not yetexpired are Raymond E. Knape, term expiring in 1998, Herbert F. Knape, term expiring in 1998, Richard C. Simkins, term expiring in 1998, Allen E. Perry, term expiring in 1997, John E. Fallon, term expiring in 1997, and Robert T. Kroon, term expiring in 1997.

Item 6.  Exhibits and reports on Form 8-K

         (a)      Exhibits - None

         (b)      Reports on Form 8-K
                  There were no reports on Form 8-K filed for the three months ended December 31, 1996.

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



                                              Knape & Vogt Manufacturing Company
                                                                   (Registrant)





Date:        February 7, 1997
                                                  s/Allan E. Perry
                                                  -----------------------
                                                  Allan E. Perry
                                                  President and
                                                  Chief Executive Officer

Date:        February 7, 1997
                                                  s/Richard C. Simkins
                                                  -----------------------
                                                  Richard C. Simkins
                                                  Executive Vice President, CFO,
                                                  Secretary and Treasurer