Form 10-K/A
period 1995-06-30
KNAPE & VOGT MANUFACTURING CO
filed 1997-05-02
CIK 56362

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

                     Item 1 - BUSINESS SECTION IN 1995 10-K


Item 1(a) - General Development of Business

The Company is engaged primarily in the design, manufacture, and marketing of storage products, which serve the consumer, contract builder, hardware, and orignal equipment manufacturer markets. The Company was incorporated in Michigan in 1906, reorganized in Delaware in 1961, and reorganized in Michigan in 1985. The Company's main plant and corporate offices are located at 2700 Oak Industrial Drive, N.E., Grand Rapids, Michigan 49505, and its telephone number is (616) 459-3311. Unless otherwise noted or indicated by the context, the term "Company" includes Knape & Vogt Manufacturing Company, its predecessors and it subsidiaries.

Item 1(b) - Financial Information About Industry Segments

The Company believes that a dominant portion of the Company's operations (more than 95%) is in a single industry segment - the design, manufacture, and marketing of storage products. Accordingly, no separate industry segment information is presented.

Item 1(c) -- Narrative Description of Business

Products, Services, Markets, and Methods of Distribution. The Company's storage products include a complete line of decorative and utility wall shelving systems (adjustable steel and aluminum standards, brackets, shelf supports, and wood shelves), drawer slides, closet rods, kitchen storage aids, and general hardware items. These products are manufactured by the parent company (except for wood shelving) and a Canadian-based division, Knape & Vogt Canada. A wholly-owned subsidiary, Modar, Inc., supplies wood products to the parent Company, The Hirsh Company and Knape & Vogt Canada, and also manufactures furniture components on a contractual basis. The Hirsh Company, a wholly-owned subsidiary, manufactures free-standing steel shelving systems, worksystem items, closet storage systems, and other storage products. Feeny Manufacturing Company, another wholly-owned subsidiary, manufactures a complete line of kitchen storage products. These divisions serve the consumer market through sales to the contract builder, original equipment manufacturer and commercial retailer markets. Roll-it, a Canadian-based division, manufactures a complete line of commercial store fixture hardware and display equipment. Roll-it's sales are made directly to commercial retailers, and its products are used by retailers in their store operations.

The Company's products are sold throughout the United States and Canada, as well as in 50 other countries. During the past fiscal year, the Company estimates that approximately 46% of the Company's sales were to major co-op wholesalers, contract hardware jobbers, specialty wholesalers, independent hardware distributors and commercial retailers. Approximately 53% of sales were to export outlets, various government agencies, original equipment manufacturers, national mass merchants, large home centers, and building supply outlets. The remaining 1% were miscellaneous sales not elsewhere classified.

While the Company does not maintain precise sales records by product category, management believes that the approximate sales of the Company's major product groups during the last three fiscal years were as follows:

                                                        Year ended June 30,
                                                ----------------------------------
Class of Products                                 1995        1994        1993
------------------------------------------------ ------------------------------
                                                      (dollars in millions)
                                                  Sales       Sales       Sales
------------------------------------------------ ------------------------------
Shelving Systems                                $   80.9    $   65.4    $   46.4
Drawer Slides                                       52.0        50.9        44.5
Hardware *                                          29.7        22.7        15.9
Store Fixtures **                                   14.9        14.4         9.4
Furniture Components                                 5.5         6.5         7.2
------------------------------------------------ ------------------------------
Total                                           $  183.0    $  159.9    $  123.4
================================================ ==============================

*Hardware includes closet systems, kitchen storage products, and workshop items.
**Store  Fixtures  includes  commercial  store  fixture  hardware  and   display
    equipment.

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

Seasonal Nature of Business. The business of the Company is not seasonal with the exception of store fixtures which usually experience lower sales in the second quarter, as retail customers typically do not refixture their stores during the holiday season.

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

Item 1(d) - Information About Foreign Operations

The Company's Canadian operations accounted for approximatley 19% of cosolidated sales and 14% of consolidated net income during fiscal year 1995. Approximately 3.5% of consolidated net sales and 3.5% of consolidated net income were derived from export shipments from the Company's United States operations to customers in other foreign countries. The Company does not know of any particular risks attendant thereto, except that fluctuating exchange rates between the United States and Canadian currencies and other factors beyond the control of the Company, such as tariff and foreign economic policies, may affect future results of such business. Reference is made to Note 14 of the Notes to the Company's Consolidated Financial Statements contained herein for the fiscal year ended June 30, 1995, for a presentation of additional information concerning the Company's foreign operations.

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

RESULTS OF OPERATIONS

Net Sales

Net  sales  in 1995  increased  $23,166,779  to a record  $183,042,266,  or 14.5 percent, over 1994 sales of $159,875,487. The full year of sales from Hirsh contributed $14.8 million to the increase in sales. Shelving system sales increased $15.5 million or 23.7 percent, due to $12.8 million of Hirsh shelving sales in this product line. Hardware sales increased $7.0 million or 30.8 percent, with $3.1 million of the increase due to KV Canada's contract painting customer increased their volumes and $2.0 million of the increase due to Hirsh sales of worksystem products. Drawer slide sales increased $1.1 million or 2.2 percent, primarily due to the continuing demand for precision drawer slides since the Company introduced the 8400 line of precision drawer slides in fiscal 1994. Furniture component sales decreased $1.0 million or 15.4 percent. During the year the Company consolidated its wood lamination operations at Modar and the subsidiary concentrated its efforts on intercompany production of wood products to Hirsh and shelves to Knape & Vogt and Knape & Vogt Canada, which resulted in lower sales volumes with furniture component customers. Based on the increasing demand for drawer slides and shelving, as well as the introduction of new products in these categories, management believes that sales volume increases in drawer slides and shelving will continue in fiscal 1996. Hardware sales in 1996 are expected to increase at Feeny and KV Canada. Modar is continuing to produce more intercompany products and sales of furniture components are expected to decrease slightly. Store fixture sales to Roll-it's major customer were flat as compared to 1994. Store fixture sales in 1996 are expected to increase at Roll-it based on the major customer's plans to refixture more stores than in 1995.

Net  sales  in 1994  increased  $36,468,976  to a record  $159,875,487,  or 29.6 percent, over 1993 sales of $123,406,511. The acquisition of The Hirsh Company on November 30, 1993, contributed $23.1 million to the increase in sales. Shelving system sales increased $19.0 million or 40.9 percent, due to adding $19.3 million of Hirsh shelving sales to this product line. Hardware sales increased $6.8 million or 42.8 percent, with $3.8 million of the increase due to

Hirsh sales of worksystem products, a $1.3 million increase in Feeny hardware sales due to additional OEM customers, and the remaining hardware sales increase due to greater sales of KV hardware products to existing customers. Store fixture sales increased $5.0 million or 53.2% mainly due to strong sales to a major customer of Roll-it. The major customer refixtured a substantially higher portion of its total stores than in fiscal year 1993. Drawer slide sales increased $6.4 million or 14.4 percent, primarily due to sales of 8400 precision drawer slides and other precision drawer slides. The Company was able to increase its share of the drawer slide market by the successful introduction of the 8400 precision drawer slide which increased sales of other precision drawer slides. Furniture component sales decreased $.7 million or 9.7 percent, as the Modar subsidiary concentrated its efforts on intercompany production of shelves and had lower sales volumes with furniture component customers.

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

Other Income (Expense)

The acquisition of Hirsh increased the Company's long-term debt in November 1994 and was the main factor in the higher interest expense in 1995 and 1994 compared to 1993. An increase in interest rates in 1995 offset the lower debt levels that were maintained in the second half of fiscal 1995.

Income Taxes

The effective tax rate was 33.9 percent in 1995 compared to 35.5 percent in 1994 and 1993. The reduction in the effective tax rate in 1995 is due to the use of research and development and foreign tax credits. The effective tax rate is composed of federal, foreign, state and local tax rates.

Net Income

Net income in 1995 was $8,245,138 or 4.5 percent of sales, compared to $8,156,276 or 5.1 percent of sales in 1994. Net income in 1993 of $5,518,132 was reduced by $963,000 due to the restructuring of the Roll-it operation. Net income excluding the restructuring charge was $6,481,132 or 5.3 percent of sales.

FINANCIAL POSITION

Liquidity and Capital Resources

The Company's financial position at June 30, 1995, continues to be strong. Corporate liquidity as measured by the current ratio remains solid at 4.4-to-1 compared to 3.0-to-1 at June 30, 1994, the difference mainly being a decrease in the current portion of long-term debt. Financial resources, including borrowing capacity and anticipated funds from operations, are adequate to satisfy all short-term obligations and the internal growth objectives of the Company.

CASH FLOW

Operating Activities

Operating activities generated $13,381,587 in 1995 compared to $10,228,962 in 1994. Depreciation and amortization increased mainly due to the increase in capital expenditures and the amortization of goodwill related to the Hirsh acquisition. Accounts receivable decreased due to improved collections on past due accounts. Inventories decreased during the year mainly in the finished goods area after rising in 1994 due to new product introductions. Prepaid expense increased mainly due to the Company implementing improved internal control procedures relating to tooling and repair supplies, which resulted in a prepaid supplies asset of $697,000. Certain sales expenditures relating to future periods also increased prepaid expenses. Decreases in accounts payable and accrued expenses were primarily caused by the timing of when payments for the liabilities were due. Reduction of certain accrued selling expenses in association with the combining of sales forces also reduced accrued expenses by $637,000.

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

Financing Activities

Financing activities used $7,817,582 in 1995, compared to generating $24,119,054 in 1994, when the Company increased long-term debt by $27,250,000 to help finance the acquisition of Hirsh. The Company reduced debt by $4,200,000 in 1995, causing the total debt to ending equity ratio to be 49 percent compared to 59 percent last year. The Company received $115,780 from the issuance of common stock to employees exercising options issued under the Company's stock option plan, compared to $242,547 in 1994. Cash dividend payments totaled $0.66 per share on common stock and $0.60 on Class B common stock. At June 30, 1995 the Company had $35,800,000 outstanding on the $47,500,000 long-term revolving credit agreement. The Company will use long-term debt to the point where financial flexibility is preserved and undue financial risk is not incurred.

                                SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        KNAPE & VOGT MANUFACTURING COMPANY


                                        By /s/ Richard C. Simkims
                                        Richard C. Simkins
                                        Executive Vice President, CFO
                                        Secretary & Treasurer

Date:  May 1, 1997