Form 10-Q/A
period 1995-09-30
KNAPE & VOGT MANUFACTURING CO
filed 1997-05-02
CIK 56362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q/A

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1995

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period From __________________ To ___________________

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



RESULTS OF OPERATIONS

Net Sales

The following table indicates the Company's sales (in millions) and percentage of total sales by product category for the three month periods ended September 30, 1995 and 1994:

                                           Three months ended September 30,
                              ---------------------------------------------------------
                                       1995                           1994
                              --------------------------     --------------------------
Shelving systems              $  21.4        47.6%           $  20.9        43.5%
Drawer slides                    11.3        25.1%              13.2        27.4%
Hardware                          6.3        14.0%               7.0        14.6%
Store fixtures                    5.3        11.8%               5.1        10.6%
Furniture components              0.8         1.8%               1.9         4.0%
---------------------------------------------------------------------------------------
Total                         $  45.1       100.0%           $  48.1       100.0%
=======================================================================================

Net sales for the first quarter of fiscal year 1996 decreased $2.9 million, or 6.1%, over the comparable period of fiscal year 1995. Drawer slide sales decreased by $1.9 million. Continued growth in precision slides was more than offset by the decline in sales of utility slides. Furniture component sales decreased $1.0 million compared to the first quarter of fiscal year 1995. In the first quarter of fiscal year 1995 the Company had not completed its consolidation of the wood lamination operations at Modar and furniture component sales were filling this capacity. Hardware product line sales decreased by $.7 million due to decreased sales of work systems which include sawhorses, toolstands, workbenches and workstations. Shelving sales increased by $.5 million compared to the first quarter of fiscal year 1995 due to an increase in sales of free standing shelving. Store fixture sales increased only $.2 million compared to the first quarter of fiscal year 1994 due to lower than expected orders from Roll-it's largest customer.

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

Other Expenses

Interest expense was $598,405 for the quarter compared to $579,948 for the quarter ended September 30, 1994. The Company has reduced its level of borrowing to $39,400,000 at September 30, 1995 from $41,300,000 at September 30, 1994 while interest rates were higher during the first quarter of fiscal 1996 compared to the same period in fiscal 1995.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Knape & Vogt Manufacturing Company
(Registrant)



Date: May 1, 1997                       /s/ Richard C. Simkins
                                        Richard C. Simkins
                                        Executive Vice President -
                                        CFO, Secretary,
                                        and Treasurer