Form 10-Q/A
period 1995-12-31
KNAPE & VOGT MANUFACTURING CO
filed 1997-05-02
CIK 56362

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

 For the Transition Period From ____________________ To ______________________

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



RESULTS OF OPERATIONS

Net Sales

The following table indicates the Company's sales (in millions) and percentage of total sales by product category for the six month and three month periods ended December 31, 1995 and 1994:

                                   Six months ended December 31,               Three months ended December 31,
                              ----------------------------------------     ----------------------------------------
                                      1995                1994                     1995                1994
-------------------------------------------------------------------------------------------------------------------
Shelving systems                 $ 39.7     46.4%     $39.4     43.9%          $ 18.3     45.4%    $ 18.5     44.5%
Drawer slides                      23.2     27.1%      25.3     28.2%            11.9     29.5%      12.1     29.1%
Hardware                           13.5     15.8%      14.6     16.3%             7.2     17.9%       7.6     18.3%
Store fixtures                      7.5      8.8%       7.1      7.9%             2.2      5.5%       2.0      4.8%
Furniture components                1.6      1.9%       3.4      3.8%             0.8      1.7%       1.5      3.4%
-------------------------------------------------------------------------------------------------------------------
Total                            $ 85.5    100.0%     $89.8    100.0%          $ 40.4    100.0%    $ 41.7    100.0%
===================================================================================================================

Net sales for the second quarter and six months of fiscal year 1996 decreased $1.3 million, or 3.3%, and $4.3 million, or 4.8%, respectively, over the comparable periods of fiscal year 1995. Sales of shelving systems were flat for the six months and the quarter as a result of little change in the market or the Company's market share. Drawer slide sales decreased by $.2 million for the quarter. Continued increases in the precision drawer slides did not offset the decrease in sales of utility slides. This reflects continued strength and gaining of market share in the wood office furniture market for precision slides and a downturn of the kitchen/bath cabinet market for utility slides. The decrease in sales of utility slides is not expected to continue. Hardware product line sales decreased during the quarter by $.4 million from last year, due to lower sales of hardware products by Knape & Vogt Canada in the Canadian market. Store fixture sales are up slightly for the six months and the quarter due to increased orders from Roll-it's major customer. Furniture component sales decreased during the quarter by $.7 million compared to last year as Modar concentrated on producing wood products for Hirsh and Knape & Vogt. Based on internal forecasts, the Company anticipates that sales may match the results of the third and fourth quarters of fiscal year 1995.

Costs and Expenses

Cost of sales was 77.0% of sales for the second quarter and 76.3% of sales for the first six months of fiscal year 1996 compared to 75.5% and 74.7% of sales for the second quarter and first six months of fiscal year 1995, respectively. Discounting of prices to retail and store fixture customers and increases in raw material prices accounted for the majority of the increase in cost as a percentage of sales for the quarter. The impact of recent decreases in steel prices should reduce costs as a percentage of sales during the second half of fiscal year 1996.

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

Net Income

Net income of $1,059,747 for the second quarter was 28.4% lower than the $1,480,613 reported a year ago. For the six months ended December 31, 1995 net income was $2,567,458 which is 35.7% lower than the $3,989,971 reported for the same period last year. Earnings per share for the quarter and six months was $.18 and $.44, respectively, compared to $.25 and $.68 for the same periods last year. Net income was 2.6% and 3.0% of sales for the quarter and six months, respectively. The decrease in net income was mainly due to higher cost of sales, and discounting of prices to store fixture customers. Second quarter operations of the Company's store fixture manufacturing division resulted in an operating loss of $559,000 and a net loss of $332,000. On similar sales volume for the second quarter of fiscal year 1995, the division experienced an operating loss of $68,000 and a net loss of $23,000.

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

                       Knape & Vogt Manufacturing Company
                                  (Registrant)



Date: May 1, 1997                            /s/ Richard C. Simkins
                                             Richard C. Simkins
                                             Executive Vice President -
                                             CFO, Secretary and Treasurer