Form 10-Q/A
period 1996-03-31
KNAPE & VOGT MANUFACTURING CO
filed 1997-05-02
CIK 56362

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

  For the Transition Period From _____________________ To ____________________

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



RESULTS OF OPERATIONS

Net Sales

The following table indicates the Company's sales (in millions) and percentage of total sales by product category for the nine month and three month periods ended March 31, 1996 and 1995:

                                   Nine months ended March 31,                   Three months ended March 31,
                            ------------------------------------------     ----------------------------------------
                                    1996                 1995                      1996                1995
-------------------------------------------------------------------------------------------------------------------
Shelving systems                $ 61.6     45.9%     $ 61.9     44.9%          $ 21.9     45.1%    $ 22.5     46.7%
Drawer slides                     38.4     28.6%       39.8     28.8%            15.2     31.3%      14.5     30.1%
Hardware                          20.4     15.2%       22.0     15.9%             6.9     14.2%       7.4     15.4%
Store fixtures                    11.3      8.4%       10.0      7.3%             3.8      7.8%       2.9      6.0%
Furniture components               2.4      1.8%        4.3      3.1%             0.8      1.6%       0.9      1.9%
--------------------------------------------------------------------------------------------------------------------
Total                           $134.1    100.0%     $138.0    100.0%          $ 48.6    100.0%    $ 48.2    100.0%
====================================================================================================================

Net sales for the third quarter of fiscal year 1996 increased .7% to $48.6 million compared to $48.2 million for the same quarter last year. This is the first quarter in fiscal year 1996 that showed an increase in sales over the prior year. For the nine months ended March 31, 1996 sales were $134.1 million, a decrease of 2.8% compared to $138.0 million for the same period in fiscal year 1995. Drawer slide sales increased to $15.2 million for the quarter from $14.5 million last year due to increases in sales of precision drawer slides. Store fixture sales increased during the quarter by $.9 million compared to the same quarter last year due to demand from Roll-it's largest customer who had dedicated more funds to refixturing stores than in past years' comparable periods. Hardware product line sales decreased $.5 million for the quarter due to decreased sales of work systems. Shelving sales decreased to $21.9 million during the quarter compared to $22.5 million last year, due primarily to decreased sales of wall mounted shelving products. Furniture component sales decreased slightly during the quarter to $.8 million compared to $.9 million last year. Based on internal forecasts, the Company anticipates that sales in the fourth quarter may show a slight decrease compared to the same period in fiscal 1995 when store fixture sales were very strong.

Costs and Expenses

Cost of sales was 75.5% of sales for the third quarter and 76.0% of sales for the first nine months of fiscal year 1996 compared to 75.5% and 75.0% of sales for the third quarter and first nine months of fiscal year 1995, respectively. Price decreases in steel and particle board prices accounted for most of the improvement in cost as a percentage of sales for the quarter compared to the costs for the nine months. The increase in the cost of sales for the nine months ended March 31, 1996 compared to last year is mainly due to material price increases throughout the last six months of fiscal year 1995 and the first six months of fiscal year 1996.

Selling and administrative expenses for the quarter increased as a percentage of sales to 16.5% from 16.3% last year primarily due to selling expenses associated with the start-up of the retail program at Feeny. Selling and administrative expense for the nine months decreased by $217,167 mainly due to lower administrative expenses, but increased to as a percentage of sales to 17.0% compared to 16.7% last year due to the lower sales levels in fiscal year 1996.

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

Net Income

Net income of $2,098,837 for the third quarter was 2.2% higher than the $2,052,830 reported a year ago. For the nine months ended March 31, 1996 net income was $4,666,295 which is 22.8% lower than the $6,042,801 reported for the same period last year. Earnings per share for the quarter and nine months were $.35 and $.79, respectively, compared to $.35 and $1.03 for the same periods last year. Net income was 4.3% and 3.5% of sales for the quarter and nine months, respectively, compared to 4.3% and 4.4% of sales for the same periods last year. Third quarter operations of the Company's store fixture manufacturing division resulted in an operating profit and net income of $80,000 and $58,000, respectively, compared to breakeven results for the same period last year. The increase in net income was mainly due to increased sales to the division's major customer. Compared to the second quarter of fiscal year 1996, store fixture profit for the third quarter improved due to substantially increased sales along with the discontinuance of the sale price discounting in effect during the second quarter.

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

                       Knape & Voft Manufacutirng Company
                                  (Registrant)



Date: May 1, 1997                            /s/ Richard C. Simkins
                                             Richard C. Simkins
                                             Executive Vice President, Chief
                                             Financial Officer, Secretary
                                             and Treasurer