Form 10-K/A
period 1996-06-30
KNAPE & VOGT MANUFACTURING CO
filed 1997-05-02
CIK 56362

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

              KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                       NOTE 3 TO THE FINANCIAL STATEMENTS
                                IN THE 1996 10-K



3.       Discontinued Operation

On August 20, 1996, the Company announced its decision to sell the Roll-it division of Knape & Vogt Canada Inc. (Roll-it), the Company's store fixture operation. It is the Company's intent to sell the Roll-it division within the next fiscal year through an independent broker. Roll-it is reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business.

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

June 30,                                              1996         1995         1994
--------------------------------------------------------------------------------------
Revenues                                           $  13,540    $  14,851    $  14,371
Costs and expenses                                    13,990       13,823       13,056
--------------------------------------------------------------------------------------
Income (loss) before taxes                              (450)       1,028        1,315
Income tax expense (benefit)                            (112)         374          472
--------------------------------------------------------------------------------------
Net income (loss)                                  $    (338)   $     654    $     843
======================================================================================

Net assets of the discontinued operation at June 30, 1996, of approximately $3.6 million consisted of $1.8 million of current assets, deductions for an allowance for the estimated loss on disposal, estimated operating losses to the anticipated disposal date, current liabilities and $1.8 million of equipment.

Consent of Independent Certified Public Accountants



Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

We hereby consent to the incorporation by reference of our report dated August 21, 1996, relating to the consolidated financial statements of Knape & Vogt Manufacturing Company, appearing in that Corporation's annual report on Form 10-K for the year ended June 30, 1996, in that Corporation's previously filed Form S-8 Registration Statements (file numbers 33-20227, 33-43704, 33-88206 and 33-88212).


/s/ BDO Seidman, LLP

Grand Rapids, Michigan
April 30, 1997

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KNAPE & VOGT MANUFACTURING COMPANY


                                        By /s/ Richard C. Simkins
                                           Richard C. Simkins
                                           Executive Vice President, CFO,
                                           Secretary & Treasurer

Date:  May 1, 1997