Form 10-Q/A
period 1996-09-30
KNAPE & VOGT MANUFACTURING CO
filed 1997-05-02
CIK 56362

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

For the Transition Period From _______________ To _______________

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

                                         Three Months Ended September 30,
                               -----------------------------------------------------
                                         1996                       1995
------------------------------------------------------------------------------------
Shelving systems                   $ 22.4          50.0%      $  21.6           54.3%
Drawer slides                        15.1          33.7%         11.1           27.9%
Hardware                              6.4          14.3%          6.3           15.8%
Furniture components                  0.9           2.0%          0.8            2.0%
----------------------------------------- ------------------------------- -----------
Total                              $ 44.8         100.0%      $  39.8          100.0%
========================================= =============================== ===========

Net sales for the first quarter of fiscal year 1997 increased $5.0 million, or 12.7%, over the comparable period of fiscal year 1996. Shelving sales increased by $.8 million, or 3.7%, compared to the first quarter of fiscal year 1996 primarily due to an increase in sales of wall attached shelving. Drawer slide sales increased by $4.0 million, or 36%. The increase in drawer slide sales was primarily due to increases in the sale of precision drawer slides. Hardware sales increased slightly compared to the prior year with kitchen products manufactured by Feeny continuing to be introduced into the retail market. Furniture component sales increased slightly. This category of sales is expected to decrease in the future, as the Company announced on October 24, 1996 it signed a letter of intent to sell Modar to Fournier Furniture.

Costs and Expenses

Cost of sales was 74.4% of sales for the quarter compared to 76.2% of sales for the first quarter of 1996. The lower cost of sales is due to decreases in raw material prices, and improved absorption of overhead costs due to the higher sales volumes.

Selling and administrative expenses decreased to 16.2% of sales compared to 17.4% for the period ended September 30, 1995. The Company was able to maintain selling expense at approximately the same level as the prior year with a large increase in sales. Administrative expense relating to Michigan taxes increased compared to the prior year when the expense was low due to overpayments in fiscal year 1995.

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

Income from Discontinued Operation

The estimated loss on discontinued operation recorded at June 30, 1996 includes an estimate of the operating loss until the Roll-it facility is disposed of. There was no income, or loss, recorded on discontinued operation for the quarter ended September 30, 1996 as current estimates of the loss from disposal approximate prior estimates. For the first quarter of last year the discontinued operation earned $361,284, or $0.06 per share. It is the Company's intent to sell the Roll-it division during fiscal year 1997 through an independent broker.

Net Income

Net income for the quarter of $2,346,592, was 5.2% of sales compared to $1,507,711, for the first quarter of last year which was 3.8% of sales. Net income per share increased by 53.8% to $.40 compared to $.26 for the first quarter of fiscal year 1996.

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


                                         Knape & Vogt Manufacturing Company
                                                     (Registrant)



Date: May 1, 1997                            /s/ Richard C. Simkins
                                             Richard C. Simkins
                                             Executive Vice President,
                                             CFO, Secretary, and
                                             Treasurer