Form 10-Q/A
period 1996-12-31
KNAPE & VOGT MANUFACTURING CO
filed 1997-05-02
CIK 56362

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

        For the Transition Period From _____________ To ________________

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

                                   Six months ended December 31,               Three months ended December 31,
                              ----------------------------------------     ----------------------------------------
                                      1996                1995                     1996                1995
-------------------------------------------------------------------------------------------------------------------
Shelving systems                 $ 40.6     46.9%     $39.7     50.9%          $ 18.3     43.7%    $ 18.3     48.0%
Drawer slides                      30.1     34.8%      23.2     29.8%            15.1     36.1%      11.9     31.3%
Hardware                           14.1     16.3%      13.5     17.3%             7.5     18.1%       7.2     18.9%
Furniture components                1.8      2.0%       1.5      2.0%             0.9      2.1%       0.7      1.8%
-------------------------------------------------------------------------------------------------------------------
Total                            $ 86.6    100.0%     $77.9    100.0%          $ 41.8    100.0%    $ 38.1    100.0%
===================================================================================================================

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

The Company announced on December 18, 1996 that the intended buyer for Modar withdrew its offer. Modar will continue to operate at low levels until the end of the third quarter or a new buyer is secured. The Company is not anticipating a material impact due to the intended buyer of Modar withdrawing its offer, but there may be additional costs incurred in concluding an eventual sale or phasing out of the operation.

Income from Discontinued Operation

The estimated loss on discontinued operation recorded at June 30, 1996 includes an estimate of the operating loss until the Roll-it facility is disposed of. There was no income, or loss, recorded on discontinued operation for the quarter ended December 31, 1996 as current estimates of the loss from disposal approximate prior estimates. For the second quarter of last year the discontinued operation lost $366,867, or $.06 per share. It is the Company's intent to sell the Roll-it division during fiscal year 1997 through an independent broker.


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

                                             Knape & Vogt Manufacturing Company
                                                       (Registrant)




Date: May 1, 1997                                 /s/ Richard C. Simkins
                                                  Richard C. Simkins
                                                  Executive Vice President, CFO,
                                                  Secretary and Treasurer