Form 10-K/A
period 1996-06-30
KNAPE & VOGT MANUFACTURING CO
filed 1997-05-05
CIK 56362

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K/A
                           Amendment No. 2

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

       Knape & Vogt Manufacturing Company and Subsidiaries
                   Consolidated Balance Sheets
-----------------------------------------------------------------------------
Year Ended June 30,                       1996               1995
-----------------------------------------------------------------------------
Assets:
Current Assets:
  Cash and equivalents                    $    244,271        $    534,280
  Accounts receivable,
    less allowances of $563,000
    and $554,000, respectively              22,763,645          23,269,196

  Refundable income taxes                    1,860,191             229,183
  Inventories (Note 5)                      23,016,541          23,721,668
  Prepaid expenses                           3,058,021           2,896,794
  Net current assets of
    discontinued operation (Note 3)          1,790,740           4,691,453
-----------------------------------------------------------------------------
Total Current Assets                        52,733,409          55,342,574
-----------------------------------------------------------------------------
Property and Equipment:
  Land and improvements                      1,981,144           1,980,621
  Buildings                                 18,194,668          18,066,497
  Machinery and equipment                   61,953,623          57,673,428
-----------------------------------------------------------------------------
                                            82,129,435          77,720,546
  Less accumulated depreciation             31,747,827          29,021,761
-----------------------------------------------------------------------------
Net Property and Equipment                  50,381,608          48,698,785
-----------------------------------------------------------------------------
Net Property and Equipment of
  Discontinued Operation (Note 3)            1,775,225           3,376,618
-----------------------------------------------------------------------------
Goodwill, net                               18,916,360          19,422,953
-----------------------------------------------------------------------------
Other Assets                                 5,418,557           4,592,784
-----------------------------------------------------------------------------
                                          $129,225,159        $131,433,714
=============================================================================

      See accompanying notes to consolidated financial statements

       Knape & Vogt Manufacturing Company and Subsidiaries
                   Consolidated Balance Sheets

Year Ended June 30,                       1996               1995
-----------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts payable                        $  4,825,372       $  4,533,165
  Accruals:
    Taxes other than income                  1,381,324          1,567,103
    Compensation                             1,410,521          1,801,566
    Retirement plan contributions              581,126            605,399
    Restructuring Costs (Note 2)             3,440,184                  -
    Miscellaneous                            1,558,891          1,038,588
-----------------------------------------------------------------------------
Total Current Liabilities                   13,197,418          9,545,821

Supplemental Retirement Benefits
 (Notes 7 and 8)                             1,504,067          1,439,167

Long-Term Debt (Note 6)                     35,000,000         35,800,000

Deferred Lease Costs                         2,360,124          2,885,090

Deferred Income Taxes (Note 10)              7,989,800          9,049,800
-----------------------------------------------------------------------------
Total Liabilities                           60,051,409         58,719,878
-----------------------------------------------------------------------------
Commitments (Notes 7, 8 and 9)

Stockholders' Equity (Notes 11 and 12)
  Stock:
    Common, $2 par - 6,000,000 shares
      authorized; 3,327,918 and
      3,295,496 issued                      6,655,836          6,590,992

    Class B common, $2 par -
      4,000,000 shares authorized;
      2,553,151 and 2,584,418 issued        5,106,302          5,168,836

    Preferred, 2,000,000 shares
      authorized and unissued                       -                  -

  Additional paid-in capital               33,080,087         33,065,773

  Retained earnings                        25,542,811         29,205,000

  Cumulative foreign currency
   translation adjustment                  (1,211,286)        (1,316,765)
-----------------------------------------------------------------------------
Total Stockholders' Equity                 69,173,750         72,713,836
-----------------------------------------------------------------------------
                                         $129,225,159       $131,433,714
=============================================================================

     See accompanying notes to consolidated financial statements.

                Knape & Vogt Manufacturing Company and Subsidiaries
                       Consolidated Statements of Income

Year ended June 30,               1996            1995            1994
Net Sales                         $163,012,030    $168,190,969    $145,504,536

Cost of Sales                      124,408,648     127,296,470     107,701,337
------------------------------------------------------------------------------
Gross profit                        38,603,382      40,894,499      37,803,199
------------------------------------------------------------------------------
Expenses:
  Selling and shipping              21,044,004      19,882,242      18,547,404
  Administrative and general         6,394,013       6,922,412       6,188,530
  Restructuring and impairment
   of assets  (Note 2)               3,496,000               -               -
------------------------------------------------------------------------------
Total expenses                      30,934,017      26,804,654      24,735,934
------------------------------------------------------------------------------
Operating income                     7,669,365      14,089,845      13,067,265
------------------------------------------------------------------------------
Other Expenses:
  Interest                           2,253,992       2,471,652       1,426,328
  Other, net                           277,315         178,488         307,217
------------------------------------------------------------------------------
Total other expenses                 2,531,307       2,650,140       1,733,545
------------------------------------------------------------------------------
Income from continuing operations
 before income taxes                 5,138,058      11,439,705      11,333,720

Income Taxes-Continuing Operations
 (Note 10)                           2,035,000       3,849,000       4,020,000
------------------------------------------------------------------------------
Income from continuing operations    3,103,058       7,590,705       7,313,720
------------------------------------------------------------------------------
Discontinued Operation,
 Net of Income
  Taxes (Note 3)
  Income (loss) from operation        (337,926)        654,433         842,556
  Estimated loss on sale            (2,700,000)              -               -
------------------------------------------------------------------------------
Total discontinued operation,
 net of income taxes                (3,037,926)        654,433         842,556
------------------------------------------------------------------------------
Net Income                         $    65,132      $8,245,138      $8,156,276
==============================================================================
Net Income Per Share
 (Notes 2, 3 and 12)
   From continuing operations      $       .53      $     1.29      $    1.24
   From discontinued operation     $      (.52)     $      .11      $     .15
------------------------------------------------------------------------------
Total Net Income Per Share         $       .01      $     1.40      $    1.39
==============================================================================
Dividends Per Share
  Common stock                     $       .66      $      .66      $     .60
  Class B common stock             $       .60      $      .60      $     .545
==============================================================================
Weighted Average Shares
 Outstanding (Note 12)               5,883,227       5,890,931       5,877,959
==============================================================================
     See accompanying notes to consolidated financial statements.

             Knape & Vogt Manufacturing Company and Subsidiaries
               Consolidated Statements of Stockholders' Equity

                                                                  Cumulative
                                                                   foreign
                                      Additional                  currency
                        Common        paid-in       Retained      translation
                        stock         capital       earnings      adjustment
Balance, July 1, 1993   $10,643,990   $23,689,539   $30,044,186   $  (501,753)
  Net income for 1994             -             -     8,156,276             -
  Cash dividends                  -             -    (3,373,493)            -
  Stock issued under
   stock option plan
   (Note 11)                 32,664       209,883             -             -
  Foreign currency
   translation
   adjustment                     -             -             -      (927,402)
------------------------------------------------------------------------------
Balance, June 30, 1994   10,676,654    23,899,422    34,826,969    (1,429,155)
  Net income for 1995             -             -     8,245,138             -
  Cash dividends                  -             -    (3,722,814)            -
  10% stock dividend
   (Note 12)              1,066,710     9,067,035   (10,144,293)            -
  Stock issued under
   stock option
   plan (Note 11)            16,464        99,316             -             -
  Foreign currency
   translation adjustment         -             -             -       112,390
------------------------------------------------------------------------------
Balance, June 30, 1995   11,759,828    33,065,773    29,205,000    (1,316,765)
  Net income for 1996             -             -        65,132             -
  Cash dividends                  -             -    (3,727,321)            -
  Stock issued under
   stock option
   plan (Note 11)             2,310        14,314             -             -
  Foreign currency
   translation adjustment         -             -             -       105,479
------------------------------------------------------------------------------
Balance, June 30, 1996  $11,762,138   $33,080,087   $25,542,811   $(1,211,286)
==============================================================================

     See accompanying notes to consolidated financial statements.

       Knape & Vogt Manufacturing Company and Subsidiaries
              Consolidated Statements of Cash Flows

Year ended June 30,              1996            1995             1994
Operating Activities
 Net income                       $   65,132     $ 8,245,138     $  8,156,276
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Depreciation of fixed assets   6,190,031       5,876,391        5,250,453
    Amortization of other assets   1,155,322       1,022,047          836,048
    Increase (decrease) in
      deferred income taxes       (1,060,000)      1,339,000          712,000
    Increase (decrease) in
     supplemental retirement
      benefits                        64,612         112,089          (23,717)
    Increase (decrease) in
      deferred lease costs          (524,966)       (509,234)        (289,814)
    Loss on sale of the
      discontinued operation       3,866,000               -                -
    Changes in operating assets
      and liabilities:
        Decrease (increase) in:
          Accounts receivable        515,079         (40,221)      (1,007,096)
          Refundable income
            taxes                 (1,627,737)       (502,295)       1,034,359
          Inventories                720,025       1,909,457         (122,998)
          Net assets of
            discontinued
            operation                636,106         184,722       (1,702,032)
          Prepaid expenses          (160,535)    (1,410,260)          148,846
        Increase (decrease) in:
          Accounts payable           289,679     (1,465,580)       (2,895,957)
          Accrued restructuring
            costs                  3,440,184              -                 -
          Accruals                   (83,555)    (1,981,633)           64,043
------------------------------------------------------------------------------
Net cash provided by
 operating activities            13,485,377     12,779,621         10,160,411
------------------------------------------------------------------------------
Investing Activities
  Additions to property,
    plant and equipment          (8,032,779)    (4,181,472)        (3,837,249)
  Sales of property,
    plant and equipment             175,651         20,015             32,595
  Payments for purchase of
    subsidiaries                          -              -        (29,270,859)
  Payments for other assets      (1,471,438)      (913,762)          (738,844)
------------------------------------------------------------------------------
Net cash used for investing
 activities                      (9,328,566)   (5,075,219)        (33,814,357)
------------------------------------------------------------------------------
Financing Activities
  Purchase of fractional shares           -       (10,548)                  -
  Cash dividends declared        (3,727,321)   (3,722,814)         (3,373,493)
  Proceeds from issuance of
    common stock                     16,624       115,780             242,547
  Additions to long-term debt
    including current portion             -             -          27,250,000
  Payments on long-term debt       (800,000)   (4,200,000)                  -
------------------------------------------------------------------------------
Net cash provided by (used
 for) financing activities       (4,510,697)   (7,817,582)         24,119,054
------------------------------------------------------------------------------
Effect of Exchange Rate
 Changes on Cash                     63,877        80,380            (488,117)
------------------------------------------------------------------------------
Net Decrease in Cash and
 Equivalents                       (290,009)      (32,800)            (23,009)
Cash and Equivalents, beginning
 of year                            534,280       567,080             590,089
------------------------------------------------------------------------------
Cash and Equivalents, end of
 year                              $244,271      $534,280            $567,080
==============================================================================
     See accompanying notes to consolidated financial statements.

            Knape & Vogt Manufacturing Company and Subsidiaries
                 Notes to Consolidated Financial Statements

1. Summary of       Principles of Consolidation
   Significant
   Accounting       The consolidated  financial  statements include the accounts
   Policies         of Knape & Vogt  Manufacturing  Company and its wholly-owned subsidiaries (Company). All material intercompany balances, transactions and stockholdings have been eliminated in consolidation.

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

                    Accounting for the Impairment of Long-Lived Assets

                    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS)
                    No. 121, Accounting for the Impairment of Long- Lived Assets. The Company is required to adopt this statement by its fiscal year ending in 1997. The new statement requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

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

2. Restructuring On June 24, 1996, the Board of Directors of the Company and Impairment approved a restructuring plan designed to improve operating
   of Assets        efficiencies. The plan involves the shift of wood production from  Modar to Hirsh and the  subsequent  sale or closure of the Modar facility, the transfer of redundant  manufacturing operations performed at Knape & Vogt Canada to the corporate headquarters  in  Grand  Rapids,  and  an  early  retirement program to salaried  employees at the Grand Rapids location.
                    The   restructuring  and  impairment  charge  of  $3,496,000
                    primarily  relates to severance  and employee  benefit costs
                    ($1,635,000),  the write-down of assets to be disposed of to
                    their  fair  market  value   ($1,509,000)  and  other  costs
                    ($352,000).  As an  additional  part of the  plan  which  is reported as part of costs of sales,  the Board of  Directors authorized  the  liquidation  of  $863,000  of  slow  moving inventories in order to create additional  manufacturing and
                    warehousing   space.   After  an  income   tax   benefit  of
                    $1,534,000, these actions reduced fiscal year 1996 earnings by $2,825,000 or $.48 per share.

3. Discontinued     On August 20, 1996,  the Company  announced  its decision to
   Operation        sell  the  Roll-it  division  of  Knape & Vogt  Canada  Inc.
                    (Roll-it), the Company's store fixture operation. It is the Company's intent to sell the Roll-it division within the next fiscal year through an independent broker. Roll-it is reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business.

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

7. Retirement       The  Company  has several  noncontributory  defined  benefit
   Plans            pension  plans  and  defined   contribution  plans  covering
                    substantially all of its employees. The defined benefit plans provide benefits based on the participants' years of service. The Company's funding policy for defined benefit plans is to make annual contributions which equal or exceed regulatory requirements. The Company's board of directors annually approves contributions to defined contribution plans.

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
                       =======================================================

               Knape & Vogt Manufacturing Company and Subsidiaries
                    Notes to Consolidate Financial Statements

8. Postretirement The Company maintains a defined benefit postretirement plan Health Care for substantially all employees which provides certain
   Benefits         health care benefits.  Eligibility and benefits are based on age and  years of  service.  On July 1,  1992,  the  Company
                    adopted   SFAS   No.   106,   Employers'    Accounting   for
                    Postretirement   Benefits   Other   Than   Pensions,   on  a
                    prospective basis. The transition obligation represents the difference between the Company's July 1, 1992, accrued postretirement benefit costs prior to the adoption of SFAS
                    No. 106 and the Plan's unfunded liability as of that date and is being amortized over 20 years. During fiscal year
                    1994, the Company revised the eligibility definition for benefits. This reduced the liability as of July 1, 1993 by $916,457. This decrease in the liability is being amortized over 17 years, the average remaining service period of the active employees.

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

12. Stockholders'   On August 19, 1994,  the board of  directors  declared a 10%
    Equity          stock  dividend of the  Company's  common  stock and Class B common stock. Applicable share and per share data have been restated to reflect the 10% stock dividend.

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

13. Supplemental    Total  interest  paid during the years ended June 30,  1996,
    Cash Flows      1995 and 1994, was  $2,245,136,  $2,452,649 and  $1,319,657,
    Information     respectively.

                    Total income taxes paid during the years ended June 30, 1996, 1995 and 1994, were $2,540,139, $3,375,972, and
                    $2,739,174, respectively.

14. Foreign         The Company has operations in the United States and Canada:
    Operations

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