Form 10-Q
period 1997-03-31
KNAPE & VOGT MANUFACTURING CO
filed 1997-05-15
CIK 56362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

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

                                 YES __X__    NO ______

         3,447,515 common shares were outstanding as of April 30, 1997. 2,446,937 Class B common shares were outstanding as of April 30, 1997.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
PART I   FINANCIAL INFORMATION

 Item 1. Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited)
         --March 31, 1997 and June 30, 1996...................................2

         Condensed Consolidated Statements of Income (Unaudited)
         --Nine Months and Three Months Ended March 31, 1997 and 1996.........3

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         --Nine Months Ended March 31, 1997 and 1996..........................4

         Notes to Condensed Consolidated Financial Statements (Unaudited).....5

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................6-8

PART II  OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K.....................................9

SIGNATURES...................................................................10

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                       March 31, 1997          June 30, 1996
                                                                       ---------------         -------------
Assets
         Cash and equivalents ......................................   $     304,060           $     244,271
         Accounts receivable - net .................................      28,060,396              22,763,645
         Refundable income taxes ...................................       1,379,812               1,860,191
         Inventories ...............................................      23,040,347              23,016,541
         Other current assets ......................................       2,864,037               3,058,021
         Net current assets of discontinued operation ..............       1,044,167               1,790,740
                                                                       -------------           -------------
                  Total current assets .............................      56,692,819              52,733,409
                                                                       -------------           -------------

         Property, plant and equipment .............................      79,553,870              82,129,435
         Less accumulated depreciation .............................      32,395,262              31,747,827
                                                                       -------------           -------------
                  Net property, plant and equipment ................      47,158,608              50,381,608
                                                                       -------------           -------------

         Net property, plant and equipment of discontinued operation       1,534,540               1,775,225
         Other assets ..............................................      24,058,659              24,334,917
                                                                       -------------           -------------

                                                                       $ 129,444,626           $ 129,225,159
                                                                       =============           =============

Liabilities and Stockholders' Equity
         Accounts payable ..........................................   $   5,592,162           $   4,825,372
         Other accrued liabilities .................................       6,431,677               8,372,046
                                                                       -------------           -------------
                  Total current liabilities ........................      12,023,839              13,197,418

         Long-term debt ............................................      33,800,000              35,000,000
         Deferred income taxes and other long-term liabilities .....      11,559,341              11,853,991
                                                                       -------------           -------------
                  Total liabilities ................................      57,383,180              60,051,409
                                                                       -------------           -------------

Stockholders' equity
         Common stock ..............................................      11,780,904              11,762,138
         Additional paid-in capital ................................      33,181,131              33,080,087
         Foreign currency translation adjustment ...................      (1,392,791)             (1,211,286)
         Retained earnings .........................................      28,492,202              25,542,811
                                                                       -------------           -------------
                  Total stockholders' equity .......................      72,061,446              69,173,750
                                                                       -------------           -------------

                                                                       $ 129,444,626           $ 129,225,159
                                                                       =============           =============

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                             Nine Months Ended                Three Months Ended
                                       Mar. 31, 1997    Mar. 31, 1996   Mar. 31, 1997    Mar. 31, 1996
                                       -------------    -------------   -------------    -------------
Net sales ..........................   $ 132,675,931    $ 122,739,813   $  46,072,548    $  44,813,408

Cost of sales ......................      99,406,928       93,175,541      34,615,069       33,817,731
                                       -------------    -------------   -------------    -------------

Gross profit .......................      33,269,003       29,564,272      11,457,479       10,995,677

Selling and administrative expenses       21,493,160       20,287,204       7,284,146        7,175,191

Restructuring charges ..............         373,235                0         373,235                0
                                      --------------    -------------   -------------    -------------

Operating income ...................      11,402,608        9,277,068       3,800,098        3,820,486

Other expenses .....................       1,631,869        1,942,067         542,679          624,526
                                       -------------    -------------   -------------    -------------

Income from continuing operations
   before income taxes .............       9,770,739        7,335,001       3,257,419        3,195,960

Income taxes - continuing operations       3,548,000        2,721,000       1,196,000        1,155,000
                                       -------------    -------------   -------------    -------------

Income from continuing operations ..       6,222,739        4,614,001       2,061,419        2,040,960

Income (loss) from discontinued
   operation, net of taxes .........        (471,624)          52,294        (471,624)          57,877
                                       -------------    -------------   -------------    -------------

Net income .........................   $   5,751,115    $   4,666,295   $   1,589,795    $   2,098,837
                                       =============    =============   =============    =============

Per common share:

Income from continuing operations      $        1.06    $         .78   $         .35    $         .34
Income from discontinued operation              (.08)             .01            (.08)             .01
                                       --------------   -------------   -------------    -------------
Net Income                             $         .98    $         .79   $         .27    $         .35
                                       ==============   =============   =============    =============

Cash Dividend - Common stock           $        .495    $        .495   $        .165    $        .165

Cash Dividend - Class B common stock   $         .45    $         .45   $         .15    $         .15

Weighted average shares outstanding        5,891,202        5,883,594       5,901,382        5,883,099

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended
                                                      Mar. 31, 1997   Mar. 31, 1996
                                                      -------------   -------------
Operating Activities:
     Net income ...................................   $ 5,751,115    $ 4,666,295
     Non-cash items:
         Depreciation and amortization ............     5,800,839      5,374,372
         Deferred income taxes ....................        10,000        264,000
         Other long-term liabilities ..............      (303,220)      (327,445)
         Changes in operating assets & liabilities:
              Accounts receivable .................    (5,331,826)    (1,578,591)
              Inventories .........................       (45,218)       (94,749)
              Net assets of discontinued operation        903,026        244,551
              Other current assets ................       668,977       (359,452)
              Accounts payable & accrued expenses .    (1,156,226)       406,081
                                                      -----------    -----------
Net cash from operating activities ................     6,297,467      8,595,062
                                                      -----------    -----------

Investing Activities:
     Additions to property and equipment ..........    (5,044,891)    (5,584,989)
     Sale of property and equipment ...............     3,345,678        109,771
     Payments for other assets ....................      (645,988)    (1,125,822)
                                                      -----------    -----------
Net cash for investing activities .................    (2,345,201)    (6,601,040)
                                                      -----------    -----------

Financing Activities:
     Proceeds from issuance of common stock .......       119,810         16,624
     Additions to long-term debt ..................             0        900,000
     Payments on long-term debt ...................    (1,200,000)             0
     Cash dividends paid ..........................    (2,801,274)    (2,795,366)
                                                      -----------    -----------
Net cash for financing activities .................    (3,881,914)    (1,878,742)
                                                      -----------    -----------

Effect of Exchange Rate Changes on Cash ...........       (10,563)        11,777
                                                      -----------    -----------

Net Decrease in Cash & Equivalents ................        59,789        127,057

Cash and Equivalents:
         Beginning of year ........................       244,271        534,280
                                                      -----------    -----------
         End of period ............................   $   304,060    $   661,337
                                                      ===========    ===========

Cash Paid During the Period    - interest             $ 1,529,813    $ 1,183,989
                               - income taxes         $ 2,775,148    $ 1,310,585

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

Common stock is $2 par - shares authorized 6,000,000 of common stock and 4,000,000 of Class B common stock. Shares issued: 3,443,515 of common stock; 2,446,937 of Class B stock at March 31, 1997; and 3,327,918 of common stock and 2,553,151 of Class B common stock at June 30, 1996.

Note 3 - Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

                             Mar. 31, 1997             June 30, 1996
                             -------------             -------------
Finished products            $   13,885,693            $   13,189,032
Work in process                   1,738,736                 2,665,754
Raw materials                     7,415,918                 7,161,755
                             --------------            --------------

Total                        $   23,040,347            $   23,016,541
                             ==============            ==============

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this section include forward looking statements which include risks and uncertainties including but not limited to economic, competitive, governmental and technological factors affecting Knape & Vogt Manufacturing Company's operations, markets, products, services and prices.

RESULTS OF OPERATIONS


Net Sales

The following table indicates the Company's sales (in millions) and percentage of total sales by product category for the nine month and three month periods ended March 31, 1997 and 1996:

                                 Nine Months ended March 31,                          Three Months ended March 31,
                              1997                      1996                       1997                          1996
                              ----                      ----                       ----                          ----
Shelving systems          $ 61.8        46.6%      $  60.7        49.5%       $   21.1         45.8%        $  21.0        46.9%
Drawer slides               46.3        34.9%         38.9        31.7%           16.2         35.1%           15.7        35.0%
Hardware                    21.6        16.3%         20.8        17.0%            7.5         16.3%            7.3        16.3%
Furniture components         3.0         2.2%          2.3         1.8%            1.3          2.8%            0.8         1.8%
                          ------       ------      -------       ------        -------        ------        -------       ------

Total                   $  132.7       100.0%       $122.7       100.0%       $   46.1        100.0%        $  44.8       100.0%
                          ======       ======       ======       ======        =======        ======        =======       ======

Net sales for the nine months and third quarter of fiscal year 1997 increased $10.0 million, or 8.1%, and $1.3 million, or 2.8%, respectively, over the comparable periods of fiscal year 1996. The product category of shelving sales was flat for the quarter. Sales of wall mounted shelving increased during the quarter due to the addition of two new customers. Free standing metal shelving sales were flat and Space Solutions (wood storage products) sales declined due to a slow down in orders from a major customer. Both free standing metal shelving and Space Solutions are manufactured by Hirsh. Drawer slide sales increased $.5 million for the quarter due to increases in the sale of precision drawer slides. Hardware product line sales increased during the quarter by $.2 million from last year, due to increased sales of kitchen and bath products for the consumer market by Feeny. Furniture component sales from the company's Modar subsidiary increased during the quarter. Modar was sold on March 28, 1997.

For the remainder of fiscal year 1997 management believes the positive sales trends of the past three quarters will continue and anticipates approximately an 8 percent growth in sales for the twelve months ended June 30, 1997 compared with last year.

Costs and Expenses

Cost of sales was 74.9% of sales for the first nine months and 75.1% of sales for the third quarter of fiscal year 1997 compared to 75.9% and 75.5% of sales for the first nine months and third quarter of fiscal year 1996, respectively. The cost of sales for the third quarter was higher than the year-to-date cost of sales due to a decline in production efficiencies caused by the parent company in Grand Rapids adding over forty direct labor employees in January and February. In March the new employees were fully trained and the cost of sales returned to normal levels.

Selling and administrative expenses for the nine months were 16.2% of sales compared to 16.5% for the same period last year and for the third quarter decreased to 15.8% of sales from 16.0% for the same quarter last year. The decrease as a percentage of sales for the quarter was mainly due to decreases in administrative expenses, primarily reduced bad debt expense.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The restructuring charge of $373,235 represents the difference between the original estimate and the actual loss from the decision to sell Modar, Inc. Modar was sold on March 28, 1997 to Preferred Fixture, Inc. located in
Glastonbury, Connecticut. The after-tax effect of the sale was a loss of $246,235 or $.04 per share.

Other Expenses

Interest expense was $497,603 for the quarter ended March 31, 1997 compared to $541,685 for the quarter ended March 31, 1996. The decrease was due to lower borrowing levels and lower interest rates. Interest expense for the nine months ended March 31, 1997 was $1,518,791 compared to $1,723,981 last year.

Income Taxes

The effective tax rate for the nine months and quarter ended March 31, 1997, was 36.3% and 36.7% compared to 37.1% and 36.1% for the nine months and quarter ended March 31, 1996. The effective tax rates are slightly lower for the nine months ended March 31, 1997 due to foreign and state tax rates.

Income from Continuing Operations

Income from continuing operations was $6,222,739 for the first nine months and $2,061,419 for the third quarter of 1997. Earnings per share from continuing operations for the nine months increased 35.9% to $1.06 compared to $.78 last year and income per share for the quarter rose 2.9% to $.35 compared to $.34 in the third quarter of last year.

Fiscal year 1997 income from continuing operations for the third quarter and nine months includes a non-recurring after-tax charge of $246,235 or $.04 per share for restructuring charges pertaining to the sale of Modar.

Loss from Discontinued Operation

The company recorded a loss of $471,624 or $.08 per share from discontinued operation, which is an adjustment to the estimated provision for operating losses of Roll-it through fiscal year 1997. The adjustment was necessary as it became evident in the third quarter that Roll-it's sales for the year would be less than the level forecasted in recording the original estimated provision for operating losses through fiscal year 1997. The lower than expected sales is primarily attributable to less than forecasted orders from Roll-it's major customer. Income or loss attributable to Roll-it's operations beyond fiscal year 1997 through the date of the sale will be reflected as incurred in each reporting period. For the third quarter of last year the discontinued operation had income of $57,877 or $.01 per share. Knape & Vogt has been seeking a buyer for Roll-it and has engaged the firm of J.J.B. Hilliard, W.L. Lyons, Inc. to assist in the sale. Although it is difficult to predict, the company expects to sell Roll-it during fiscal year 1998.

Net Income

Net income of $5,751,115 for the nine months was 4.3% of sales compared to $4,666,295 for the first nine months last year which was 3.8% of sales. For the quarter ended March 31, 1997 net income was $1,589,795 compared to $2,098,837 for the third quarter of last year.

Net income for the third quarter and nine months includes the after-tax charge of $246,235 or $.04 per share to record the sale of Modar and the charge of $471,624 or $.08 per share for an adjustment to the estimated provision for operating losses of Roll-it through fiscal year 1997.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Liquidity and Capital Resources

Cash provided by operating activities totaled $6,297,467 in the first nine months. Increases in accounts receivable were due to higher sales and an increase in days sales outstanding. The decrease in accounts payable and accrued expenses is due mainly to the sale of Modar.

Proceeds from the sale of Modar were recorded in investing activities under sale of property and equipment.

Capital expenditures were $5,044,891 for the nine months ended March 31, 1997. The Company is currently forecasting capital expenditures to be approximately $7 million for the fiscal year. The Company had total debt of $33,800,000 at March 31, 1997, a decrease of $1,200,000 from total debt of $35,000,000 at June 30, 1996. It is estimated that debt levels will continue to decrease during the fourth quarter of the fiscal year. Anticipated cash flow from operations will adequately fund working capital, capital expenditures and dividend payments.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 6.           Exhibits and reports on Form 8-K

         (a)      Exhibits - None

         (b)      Reports on Form 8-K
                  There were no reports on Form 8-K filed for the three months ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Knape & Vogt Manufacturing Company
                                                       (Registrant)





Date:    May 14, 1997                         /s/ Allan E. Perry
                                              Allan E. Perry
                                              President and
                                              Chief Executive Officer

Date:    May 14, 1997                         /s/ Richard C. Simkins
                                              Richard C. Simkins
                                              Executive Vice President, CFO,
                                              Secretary and Treasurer