Form 10-K
period 1997-06-30
KNAPE & VOGT MANUFACTURING CO
filed 1997-09-26
CIK 56362

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1997 or


[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission file number 2-18868

                       KNAPE & VOGT MANUFACTURING COMPANY
             (Exact name of registrant as specified in its charter)

         Michigan                                        38-0722920
(State or other jurisdiction
 of incorporation or organization)          (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $94,771,723 as of September 5, 1997.

Number of shares outstanding of each class of common stock as of September 5, 1997: 3,464,399 shares of Common Stock, par value $2.00 per share, and 2,437,180 shares of Class B Common Stock, par value $2.00 per share.

Documents incorporated by reference. Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on October 17, 1997, are incorporated by reference into Part III of this Report.

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

     During fiscal 1997, the Company completed the restructuring plan that was announced in the fourth quarter of fiscal 1996. Components of the restructuring plan and their resolution included the following:

         The shift of wood production from Modar, in Benton Harbor, Michigan, to Hirsh, in Skokie, Illinois, was completed during January 1997.

         The Modar facility was sold on March 28, 1997.

         The transfer of redundant manufacturing operations at KV Canada to the corporate headquarters in Grand Rapids, was accomplished by May 1, 1997.

         The early retirement program to salaried employees at the Grand Rapids location was implemented in the first quarter of fiscal 1997.

     In August of 1996, the Company announced its decision to sell Roll-it, the Company's store fixture operation located in Quebec, because it did not fit within the Company's core business strengths. The Company has been seeking a buyer for Roll-it and, in the third quarter of fiscal 1997, engaged an investment banking firm to act as a broker in the sale. As of July 31, 1997, several groups have expressed an interest in acquiring Roll-it, have signed confidentiality agreements, and have received a confidential investment memorandum. Those groups continuing to have an interest visited Roll-it in August 1997. Although it is difficult to predict, the Company expects to sell Roll-it during fiscal 1998.

Item 1(b)--Financial Information About Industry Segments

     The Company believes that a dominant portion of the Company's operations (more than 95%) is in a single industry segment--the design, manufacture, and marketing of storage products. Accordingly, no separate industry segment information is presented.

Item 1(c)--Narrative Description of Business

     Products, Services, Markets, and Methods of Distribution. The Company's storage products include a complete line of decorative and utility wall shelving systems and free-standing steel shelving systems. Drawer slides manufactured by the Company include precision, Euro-style and utility slides. Precision drawer slides use ball bearings, and Euro-style and utility drawer slides use rollers. The Company manufactures many different hardware products such as closet rods, kitchen storage products and various fixtures.

     Approximately 45% of the Company's sales were to the consumer market and 55% of the Company's sales were to original equipment manufacturers and specialty distributors.

     While the Company does not maintain precise sales records by product category, management believes that the approximate sales of the Company's major product groups during the last three fiscal years were as follows:

                                                          Year Ended June 30
Class of Products                              1997             1996           1995
-----------------                           ---------------------------------------
                                                       (dollars in millions)
                                              Sales            Sales           Sales
Shelving Systems                             $ 82.0          $ 79.5          $ 80.8
Drawer Slides                                  62.3            52.4            52.0
Hardware                                       29.3            28.1            30.0
Furniture Components                            3.0             3.0             5.4
                                             -------         -------          ------
Total                                        $176.6          $163.0          $168.2
                                              =====           =====           =====

     New Product and Capital Spending Information. Drawer slide sales are expected to increase in fiscal 1998 with the introduction of precision slides for the metal office furniture market. Capital spending should remain at approximately the same level as in fiscal 1997, when capital spending was $7.8 million.

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

     Competition. All aspects of the business in which the Company is engaged are highly competitive. Competition is based upon price, service and quality. In the various markets served by the Company, it competes with a number of manufacturers that have significantly greater resources and sales, including several conglomerate corporations, and with numerous smaller companies. While the Company is not aware of any reliable statistics that are available to enable the Company to accurately determine its relative position in the industry, either overall or with respect to any particular product or market, the Company believes that it is one of the three leading manufacturers of its type of shelving systems in North America and that it is one of the four leading manufacturers of drawer slides in North America.

     Research, Design and Development. Approximately $1,373,000 was spent during the last fiscal year in the development of new products and in the improvement of existing products; approximately $1,223,000 was spent in fiscal 1996 and $1,038,000 in fiscal 1995 for the same purposes. The amount of research and development expenditures are determined by specific identification of the costs, which are expensed as incurred.

     Environmental   Matters.   The  Company  does  not  believe  that  existing
environmental regulations will have any material effect upon the capital expenditures, earnings, and competitive position of the Company.

     Employees.  At June 30,  1997,  the Company  employed  approximately  1,100 persons. None of the Company's employees are represented by collective bargaining agents except the hourly employees at The Hirsh Company, who are represented by the International Association of Bridge, Structural and Ornamental Iron Workers.

Item 1(d)--Information About Foreign Operations

     The Company's Canadian operation accounted for approximately 9% of consolidated sales. Approximately 5% of consolidated net sales were derived from export shipments from the Company's United States operations to customers in other foreign countries. The Company does not know of any particular risks attendant thereto, except that fluctuating exchange rates between the United States and Canadian currencies and other factors beyond the control of the Company, such as tariff and foreign economic policies, may affect future results of such business. Reference is made to Notes 3 and 13 of the Notes to the Company's Consolidated Financial Statements contained herein for the fiscal year ended June 30, 1997, for a presentation of additional information concerning the Company's foreign operations.

                               ITEM 2--PROPERTIES

     The Company owned or leased the following offices and manufacturing facilities as of June 30, 1997:

        Location                          Description                   Interest

Grand Rapids,          Executive offices and manufacturing facilities;    Owned
 Michigan              444,000 sq. ft. on 41 acres.

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

Muncie, Indiana        Warehouse; 23,000 sq. ft.                          Leased

Etobicoke, Ontario     Manufacturing facility and office;                 Owned
                       78,000 sq. ft. on 3 acres

Lachine, Quebec        Manufacturing facility and office;                 Leased
                       151,000 sq. ft. on 9 acres

The facilities indicated are owned in fee by the Company and are subject to no material encumbrances. The Company believes that its facilities are generally adequate for its operations and are maintained in a state of good repair. The Company believes it is in compliance with all applicable state and federal air and water pollution control laws. During the five years ended June 30, 1997 the Company spent approximately $35,200,000 for expansion, modernization and improvements of its facilities and equipment.

                            ITEM 3--LEGAL PROCEEDINGS

     As of the date hereof, the Company has no material pending legal proceedings other than ordinary routine litigation incidental to the Company's business.

           ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

              ADDITIONAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company were, at June 30, 1997, as follows:

                                                            Year First Elected
    Name             Age   Positions and Offices Held       an Executive Officer

Allan E. Perry       57    Director, President and Chief                   1978
                             Executive Officer

Richard C. Simkins   54    Director, Executive V.P., C.F.O.,               1985
                             Secretary and Treasurer

Michael G. Van Rooy  44    Vice President - Manufacturing                  1994

John W. Vogus        35    Vice President - Sales & Marketing              1997

Anthony R. Taylor    54    President of Knape & Vogt Canada                1978

Carman D. Hepburn    49    Vice President - Sales and Marketing            1985
                                           of Knape & Vogt Canada

     Mr. Perry was named President and Chief Executive Officer in April 1996. Mr. Perry joined the Company in 1978 as General Manager of Modar, Inc. and has held a variety of senior level management positions.

     Mr. Simkins was named Executive Vice President and C.F.O. in April 1996. Mr. Simkins has been Secretary of the Company since July 1992 and Treasurer since October 1987. Mr. Simkins joined the Company in 1970 in the finance department and has held a variety of management positions.

     Mr. Van Rooy has been the Vice President - Manufacturing since December 1993. Mr. Van Rooy joined the Company in 1985 in the engineering department and has held a variety of management positions.

     Mr. Vogus was named Vice President - Sales and Marketing in June of 1997. Mr. Vogus joined the Company in March 1993 as Director of Marketing.

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

     All terms of office are on an annual basis and will expire on October 17, 1997.

                                     PART II

            ITEM 5--MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
                COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Market Price. The Company's Common Stock is traded on the NASDAQ National Market under the ticker symbol KNAP. Stock price quotations can be found in major daily newspapers (listed KnapeV) and in the Wall Street Journal (listed KnapeVogt). As of September 5, 1997, there were approximately 3,200 shareholders of the Company's Common Stock and Class B Common Stock.

                          1997 Bid Price                           1996 Bid Price
             ---------------------------------------- ----------------------------------------
Quarter             High                  Low                 High                 Low
-----------  -------------------  ------------------- -------------------- -------------------
First              $16.88               $12.25               $18.25              $15.00
Second             $17.63               $14.25               $19.50              $12.75
Third              $18.50               $15.50               $17.88              $13.25
Fourth             $17.00               $14.75               $17.50              $13.25

     Dividends. The Company paid per share dividends on its shares of Common Stock and Class B Common Stock in the following amounts during the last two fiscal years.

                                                                    Per Share Dividends
Year Ended June 30, 1997                      Common Stock          Class B Common Stock
------------------------                      ------------          --------------------
First Quarter                                    $.165                     $.15
Second Quarter                                   $.165                     $.15
Third Quarter                                    $.165                     $.15
Fourth Quarter                                   $.165                     $.15


                                                                   Per Share Dividends
Year Ended June 30, 1996                      Common Stock         Class B Common Stock
------------------------                      ------------         --------------------
First Quarter                                    $.165                     $.15
Second Quarter                                   $.165                     $.15
Third Quarter                                    $.165                     $.15
Fourth Quarter                                   $.165                     $.15

     The Company expects to continue to pay dividends quarterly during the fiscal year ending June 30, 1998. The Board of directors has declared a $.165 per share dividend on shares of the Company's Common Stock and $.15 per share dividend on shares of its Class B Common Stock, payable September 12, 1997, to shareholders of record on September 5, 1997.

                         ITEM 6--SELECTED FINANCIAL DATA
For the Year Ended                                      1997            1996              1995            1994          1993
---------------------------------------------------------------------------------------------------------------------------------
Net sales.............................................$176,630,294   $163,012,030      $168,190,969   $145,504,536  $114,010,930
Cost of sales......................................... 133,081,765    124,408,648 (a)   127,296,470    107,701,337    81,483,000
Operating expenses (excluding interest expense).......  28,972,779     31,211,332 (a)    26,983,142     25,043,151    20,796,203
Interest expense......................................   1,986,522      2,253,992         2,471,652      1,426,328       771,012
Income from continuing operations before taxes........  12,589,228      5,138,058 (a)    11,439,705     11,333,720    10,960,715
Income taxes..........................................   4,264,000      2,035,000 (a)     3,849,000      4,020,000     3,871,000
Income from continuing operations.....................   8,325,228      3,103,058 (a)     7,590,705      7,313,720     7,089,715
Income (loss) from discontinued operation.............    (471,624)    (3,037,926)(a)       654,433        842,556    (1,571,583)(b)
Net income............................................   7,853,604         65,132 (a)     8,245,138      8,156,276     5,518,132
Earnings per share from continuing operations.........        1.41           0.53 (a)          1.29           1.24          1.21
Earnings per share from discontinued operation........       (0.08)         (0.52)(a)          0.11           0.15         (0.27)(b)
Earnings per share....................................        1.33           0.01 (a)          1.40           1.39          0.94
Dividends paid........................................   3,738,138      3,727,321         3,722,814      3,373,493     3,360,108
Dividend payout, percent of income from
    continuing operations.............................         45%           120%               49%            46%          47%
Dividends per share--common...........................        0.66           0.66              0.66           0.60         0.60
Dividends per share--Class B common ..................        0.60           0.60              0.60          0.545        0.545
Percentage of pre-tax income from continuing
    operations to sales...............................        7.1%           3.2%              6.8%           7.8%         9.6%
Capital expenditures..................................   7,763,482      8,032,779         4,181,472      3,837,249   11,366,533
Depreciation..........................................  $6,542,750     $6,190,031        $5,876,391     $5,250,453   $3,945,043
---------------------------------------------------------------------------------------------------------------------------------
  At Year-End

Working capital....................................... $39,266,034   $ 39,535,991      $ 45,796,753   $ 39,572,003  $33,264,343
Ratio of current assets to current liabilities........         4.2            4.0               5.8            3.4          5.0
Net property and equipment............................  48,586,802     50,381,608        48,698,785     50,395,355   45,325,109
Total assets.......................................... 125,741,698    129,225,159       131,433,714    133,655,919   95,173,490
Total debt............................................  29,000,000     35,000,000        35,800,000     40,000,000   12,750,000
Debt to equity, percent...............................         39%            51%               49%            59%          20%
Stockholders' equity..................................  73,460,498     69,173,750        72,713,836     67,973,890   63,875,962
Restated weighted average shares outstanding..........   5,894,709      5,883,227         5,890,931      5,877,959    5,856,952
Stockholders' equity per share........................      $12.46         $11.76            $12.34         $11.56       $10.91
Number of employees...................................       1,061          1,084             1,136          1,137          968
---------------------------------------------------------------------------------------------------------------------------------

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

    (b) 1993 figures include the expense of restructuring the Roll-it operation of $1,529,000 recorded in operating expenses and an income tax benefit of $566,000, for an after-tax effect of $963,000, or $0.16 per share.

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

Results of Operations

     The table below sets forth certain items in the Consolidated Statements of Income from continuing operations as a percentage of net sales:

Year ended June 30,                                            1997                  1996                 1995
---------------------------------------------           -------------------  --------------------- -------------------
Net sales....................................               100.0%                 100.0%              100.0%
Cost of sales................................                 75.3                   76.3                75.7
                                                        -------------------  --------------------- -------------------
  Gross profit...............................                 24.7                   23.7                24.3
Selling and administrative expenses..........                 16.1                   16.8                15.9
Restructuring and impairment of assets.......                   .3                    2.1                ----
                                                        -------------------  --------------------- -------------------
  Operating income...........................                  8.3                    4.8                 8.4
Interest expense.............................                  1.1                    1.4                 1.5
Other expense................................                   .1                     .2                  .1
                                                        -------------------  --------------------- -------------------
  Income from continuing operations before
    income taxes.............................                  7.1                    3.2                 6.8
Income taxes - continuing operations.........                  2.4                    1.3                 2.3
                                                        -------------------  --------------------- -------------------
  Income from continuing operations..........                 4.7%                   1.9%                4.5%
---------------------------------------------           -------------------  --------------------- -------------------

Fiscal 1997 compared with fiscal 1996

     Net  sales in  fiscal  1997  increased  $13.6  million  to a record  $176.6 million, or 8.4%, over fiscal 1996 sales of $163.0 million. The increase in sales was due to an increase in unit volumes. Drawer slide sales led this increase with a $9.9 million improvement. The majority of this increase was due to precision drawer slide sales continuing their rapid growth. Euro-style and utility slide sales were also improved over fiscal 1996. Drawer slide sales are expected to continue to increase in fiscal 1998 with the introduction of precision slides for the metal office furniture market. Shelving system sales increased by $2.5 million primarily due to an increase in wall-attached shelving. The increase in wall-attached shelving sales is primarily attributable to the addition of two significant customers in the middle of fiscal 1997. With a full year of sales to these customers, the Company anticipates that sales from the wall- attached shelving portion of the shelving system product line will continue to grow in fiscal 1998. Sales from the free-standing shelving portion of the shelving system product line may decline in fiscal 1998 due to the announcement that two major home centers will merge and the subsequent consolidation of some store locations. Hardware sales increased in fiscal 1997 by $1.2 million over fiscal 1996 levels led by the Feeny kitchen and bath product line. Hardware sales are forecasted to have a small increase in fiscal 1998 due to the continued expansion of the Feeny retail program. There was no change in furniture component sales in fiscal 1997, and with the sale of Modar, this product line has been eliminated.

     Gross profit as a percentage of net sales was 24.7% in fiscal 1997, compared to 23.7% in fiscal 1996. Gross profit in fiscal 1996 included an $863,000 charge for liquidation of inventories to create additional manufacturing and warehousing space. Without this charge, gross profit as a percentage of net sales would have been 24.2 % in fiscal 1996. The improvement in gross profit during fiscal 1997 was due to successful cost containment efforts and higher sales levels which absorbed fixed overhead costs.

     Selling and administrative expenses in fiscal 1997 decreased to 16.1% of net sales from 16.8% in fiscal 1996. The decrease was due to expense controls put into place during the fiscal year and the increase in sales.

     During fiscal 1997, the sale of Modar was completed and resulted in an additional restructuring and impairment of assets charge of $373,235 which represents the difference between the original estimate and the actual loss from the sale.

     Other expenses in fiscal 1997 decreased by $381,571 compared to fiscal 1996 mainly due to a reduction in interest expense caused by lower debt levels.

     The effective income tax rate was 33.9% in fiscal 1997 compared to 39.6% in fiscal 1996. See note 9 to the consolidated financial statements for an explanation of the effective income tax rate.

     Income from continuing operations in fiscal 1997 was $8.3 million, or $1.41 per share, compared to $3.1 million, or $0.53 per share in fiscal 1996. Without the $2.8 million charge for restructuring, impairment of assets and inventory liquidations, the income from continuing operations would have been $5.9 million, or $1.01 per share in fiscal 1996.

     The results of operations of Roll-it, net of income taxes, are presented as a discontinued operation. In fiscal 1997, the after-tax loss from discontinued operation was $0.5 million compared to $3.0 million in fiscal 1996. The final 1996 loss includes an estimated after-tax loss on the sale of Roll-it of $2.7 million.

     The Company has been seeking a buyer for Roll-it and, in the third quarter of fiscal 1997, engaged an investment banking firm to act as a broker in the sale. As of July 31, 1997, several groups have expressed an interest in acquiring Roll-it, have signed confidentiality agreements and have received a confidential investment memorandum. Those groups continuing to have an interest will visit Roll-it in August, 1997. Although it is difficult to predict, the Company expects to sell Roll-it during fiscal 1998.

Fiscal 1996 compared with fiscal 1995

     Net sales in fiscal 1996 decreased $5.2 million to $163.0 million, or 3.1% less than fiscal 1995 sales of $168.2 million. Drawer slide sales increased $0.4 million with strong sales of precision drawer slides being offset by decreased sales of utility drawer slides. Sales growth of precision slides came mostly from new customers and increased unit sales with existing customers. Utility slides decreased due to the discontinuation of the "Value Line" drawer slide products. Shelving system sales decreased $1.3 million mainly due to lower sales of the wall-attached shelving line, with relatively flat sales of free-standing shelving systems. Hardware sales decreased $1.9 million primarily due to fewer promotions of the Iron Horse product line by large retail customers. Furniture component sales decreased $2.4 million as the Modar operation had reduced volumes with the furniture component customers as it mainly produced intercompany wood products.

     Gross profit as a percentage of sales in fiscal 1996 was 23.7%, down from 24.3% in fiscal 1995. Without the $863,000 charge for liquidation of inventories in fiscal 1996, gross profit as a percentage of sales would have been 24.2% which is comparable to fiscal 1995.

     Selling and administrative expenses as a percentage of sales were 16.8% in fiscal 1996 up from 15.9% in fiscal 1995. The increase was due to promotions for new product introductions and the initiation of a retail program for Feeny storage products. Co-op advertising and consumer product sales promotions also contributed to higher selling expenses.

     Income from continuing operations in fiscal 1996 was $3.1 million, or $0.53 per share, compared to $7.6 million, or $1.29 per share in fiscal 1995. A significant amount of the reduction in income in fiscal 1996 was attributable to a restructuring and impairment charge of $2.8 million. This charge resulted from an announced restructuring plan in the fourth quarter of fiscal 1996 which involved the shift of wood production from Modar to Hirsh and the subsequent sale or closure of the Modar facility, the transfer of redundant manufacturing operations performed at KV Canada to the corporate headquarters in Grand Rapids, and an early retirement program to salaried employees at the Grand Rapids location. As an additional part of the plan, the board of directors authorized the liquidation of slow moving inventory (as noted above) which created additional manufacturing and warehousing space and enabled management to focus its energy and attention on higher-margin, new and existing products.

     Also, the Company announced in August of 1996 its decision to sell Roll-it, the Company's store fixture operation, because it did not fall within the Company's core business strengths. The Company recorded an after-tax charge of $2.7 million in fiscal 1996 to cover the estimated loss from the sale and reported Roll-it as a discontinued operation by segregating the net assets and the operating results of the business. The after-tax loss from discontinued operation in fiscal 1996 was $3.0 million which includes the $2.7 million charge for the anticipated sale.

Liquidity And Capital Resources

     The Company maintained a sound financial position during fiscal 1997. The Company's ability to generate cash resulted in a reduction of long-term debt by $6.0 million to $29.0 million at the end of fiscal 1997 from $35.0 million at the end of fiscal 1996. The debt to equity ratio at the end of fiscal 1997 was 39% compared to 51% at the end of fiscal 1996. Net cash provided from operating activities was the largest in three years in fiscal 1997 at $16.2 million. Financial resources, including borrowing capacity and anticipated funds from operations, are expected to be adequate to satisfy all short-term obligations and the internal growth objectives of the Company.

     Cash flows from operating activities generated $16.2 million in fiscal 1997 compared to $13.5 million in fiscal 1996. Cash flows in fiscal 1997 were positively impacted by a decrease in inventories and an increase in net income. Inventories decreased by $4.4 million in fiscal 1997 due to the Company's continuing focus on increasing inventory turns. Inventory turns in fiscal 1997 were increased to 6.4 from 5.3 in fiscal 1996. An increase to accounts receivable and a decrease to accrued restructuring charges offset a portion of the positive cash flows. Accounts receivable increased by $2.2 million due primarily to the increase in sales volume. The restructuring program was completed in fiscal 1997 and the restructuring accrual established in fiscal 1996 was fully utilized.

     Investing activities used $5.9 million in fiscal 1997 compared to $9.3 million in fiscal 1996. Capital expenditures were $7.8 million in fiscal 1997 including approximately $3.3 million for additional equipment to manufacture precision drawer slides for the wood furniture and metal office furniture markets. Capital expenditures in fiscal 1998 are expected to remain at approximately the same levels as in fiscal 1997. The sale of Modar in fiscal 1997 was the primary reason for the $3.0 million of cash generated from the sales of property, plant and equipment.

     Financing activities used $9.4 million in fiscal 1997, compared to $4.5 million in fiscal 1996. The Company reduced debt by $6.0 million in fiscal 1997 and declared cash dividends of $3.7 million. The Company believes that cash flows from operations and funds available under an existing credit facility are sufficient to fund working capital requirements, capital expenditures and dividend payments in fiscal 1998. The Company will use long-term debt to the point where financial flexibility is preserved and undue financial risk is not incurred.

     This report contains certain forward-looking statements which involve risks and uncertainties. When used in this report, the words "believe," "anticipate," "think," "intend," "goal,""forecast," "expect" and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties which would cause actual results to differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements which speak only as of the date of this report.

                ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     The Company is not required to include disclosure with respect to this item for the fiscal year ended June 30, 1997.

               ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Immediately following are the consolidated balance sheets of the Company and its subsidiaries as of June 30, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997, the notes thereto, summary of accounting policies, and the independent auditors' report.

               Knape & Vogt Manufacturing Company and Subsidiaries
                        Consolidated Statements of Income
------------------------------------------------------------------------------------------------------
Year ended June 30,                                        1997               1996               1995
------------------------------------------------------------------------------------------------------
Net Sales ..........................................   $ 176,630,294    $ 163,012,030    $ 168,190,969
Cost of Sales ......................................     133,081,765      124,408,648      127,296,470

Gross Profit .......................................      43,548,529       38,603,382       40,894,499

Expenses:
    Selling and shipping ...........................      21,545,425       21,044,004       19,882,242
    Administrative and general .....................       6,890,905        6,394,013        6,922,412
    Restructuring and impairment of assets  (Note 2)         373,235        3,496,000             --

Total Expenses .....................................      28,809,565       30,934,017       26,804,654

Operating Income ...................................      14,738,964        7,669,365       14,089,845

Other Expenses:
    Interest .......................................       1,986,522        2,253,992        2,471,652
    Other, net .....................................         163,214          277,315          178,488

Total Other Expenses ...............................       2,149,736        2,531,307        2,650,140

Income From Continuing Operations Before Income
    Taxes ..........................................      12,589,228        5,138,058       11,439,705
Income Taxes-Continuing Operations  (Note 9) .......       4,264,000        2,035,000        3,849,000

Income From Continuing Operations ..................       8,325,228        3,103,058        7,590,705

Discontinued Operation, Net of Income
    Taxes (Note 3)
    Income (loss) from operations ..................        (471,624         (337,926)         654,433
    Estimated loss on sale .........................            --         (2,700,000)            --

Total Discontinued Operation, Net of Income Taxes ..        (471,624)      (3,037,926)         654,433

Net Income .........................................      $7,853,604          $65,132       $8,245,138

Net Income Per Share (Notes 2, 3 and 11)
    From continuing operations .....................           $1.41             $.53            $1.29
    From discontinued operation ....................           $(.08)           $(.52)            $.11

Total Net Income Per Share .........................           $1.33             $.01            $1.40

Dividends Per Share
    Common stock ...................................            $.66             $.66             $.66
    Class B common stock ...........................            $.60             $.60             $.60

                                                           5,894,709        5,883,227        5,890,931
Weighted Average Shares Outstanding (Note 11)

See accompanying notes to consolidated financial statements.

               Knape & Vogt Manufacturing Company and Subsidiaries
                           Consolidated Balance Sheets
-------------------------------------------------------------------------------------------------
Year Ended June 30,                                                     1997             1996
Assets:
Current Assets:
    Cash and equivalents ..........................................   $  1,146,546   $    244,271
    Accounts receivable, less allowances of $525,000
        and $563,000, respectively ................................     24,991,341     22,763,645
    Refundable income taxes .......................................      1,578,681      1,860,191
    Inventories (Note 4) ..........................................     18,629,454     23,016,541
    Prepaid expenses ..............................................      3,686,042      3,058,021
    Net current assets of discontinued operation (Note 3) .........      1,462,089      1,790,740

Total Current Assets ..............................................     51,494,153     52,733,409

Property and Equipment:
    Land and improvements .........................................      1,874,420      1,981,144
    Buildings .....................................................     16,573,882     18,194,668
    Machinery and equipment .......................................     62,322,944     61,953,623
                                                                        80,771,246     82,129,435
    Less accumulated depreciation .................................     32,184,444     31,747,827

Net Property and Equipment ........................................     48,586,802     50,381,608

Net Property and Equipment of Discontinued Operation
    (Note 3) ......................................................      1,440,740      1,775,225

Goodwill, net .....................................................     18,409,767     18,916,360

Other Assets ......................................................      5,810,236      5,418,557
                                                                      $125,741,698   $129,225,159

See accompanying notes to consolidated financial statements

               Knape & Vogt Manufacturing Company and Subsidiaries
                           Consolidated Balance Sheets
-----------------------------------------------------------------------------------------------
Year Ended June 30,                                                    1997               1996
Liabilities and Stockholders' Equity:
Current Liabilities:
    Accounts payable ..........................................   $   5,976,683    $   4,825,372
    Accruals:
        Income taxes ..........................................         382,273             --
        Taxes other than income ...............................       1,551,686        1,381,324
        Compensation ..........................................       2,460,426        1,867,277
        Retirement plan contributions .........................         740,666          581,126
        Restructuring costs (Note 2) ..........................            --          3,440,184
        Miscellaneous .........................................       1,116,385        1,102,135

Total Current Liabilities .....................................      12,228,119       13,197,418
Supplemental Retirement Benefits (Notes 6 and 7) ..............       1,579,653        1,504,067
Long-Term Debt (Note 5) .......................................      29,000,000       35,000,000
Deferred Lease Costs ..........................................       1,818,428        2,360,124
Deferred Income Taxes (Note 9) ................................       7,655,000        7,989,800

Total Liabilities .............................................      52,281,200       60,051,409

Commitments (Notes 6, 7 and 8)
Stockholders' Equity (Notes 10 and 11)
    Stock:
        Common, $2 par - 6,000,000 shares authorized; 3,465,664
            and 3,327,918 issued ..............................       6,931,328        6,655,836
        Class B common, $2 par - 4,000,000 shares authorized;
             2,438,165 and 2,553,151 issued ...................       4,876,330        5,106,302
        Preferred, 2,000,000 shares authorized and unissued ...            --               --
    Additional paid-in capital ................................      33,340,541       33,080,087
    Retained earnings .........................................      29,658,277       25,542,811
    Cumulative foreign currency translation adjustment ........      (1,345,978)      (1,211,286)

Total Stockholders' Equity ....................................      73,460,498       69,173,750

                                                                  $ 125,741,698    $ 129,225,159

See accompanying notes to consolidated financial statements.

               Knape & Vogt Manufacturing Company and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
-------------------------------------------------------------------------------------------------------------------
                                                                                                         Cumulative
                                                                                                            foreign
                                                                     Additional                            currency
                                                         Common         paid-in          Retained       translation
                                                          stock         capital          earnings        adjustment
Balance, July 1, 1994                              $ 10,676,654    $ 23,899,422   $    34,826,969    $   (1,429,155)
    Net income for 1995                                       -               -         8,245,138                 -
    Cash dividends                                            -               -        (3,722,814)                -
    10% stock dividend (Note 11)                      1,066,710       9,067,035       (10,144,293)                -
    Stock issued under stock option
        plan (Note 10)                                   16,464          99,316                 -                 -
    Foreign currency
        translation adjustment                                -               -                 -           112,390
-------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1995                               11,759,828      33,065,773        29,205,000        (1,316,765)
    Net income for 1996                                       -               -            65,132                 -
    Cash dividends                                            -               -        (3,727,321)                -
    Stock issued under stock option
        plan (Note 10)                                    2,310          14,314                 -                 -
    Foreign currency
        translation adjustment                                -               -                 -           105,479
-------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1996                               11,762,138      33,080,087        25,542,811        (1,211,286)
    Net income for 1997                                       -               -         7,853,604                 -
    Cash dividends                                            -               -        (3,738,138)                -
    Stock issued under stock option
        plan (Note 10)                                   45,520         260,454                 -                 -
    Foreign currency
        translation adjustment                                -               -                 -          (134,692)
-------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997                             $ 11,807,658    $ 33,340,541   $    29,658,277    $   (1,345,978)
===================================================================================================================

See accompanying notes to consolidated financial statements.

               Knape & Vogt Manufacturing Company and Subsidiaries
                      Consolidated Statements of Cash Flows
---------------------------------------------------------------------------------------------------
Year ended June 30,                                         1997             1996             1995
Operating Activities
    Net income .....................................   $  7,853,604    $     65,132    $  8,245,138
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation of fixed assets ...............      6,542,750       6,190,031       5,876,391
        Amortization of other assets ...............      1,185,853       1,155,322       1,022,047
        Increase (decrease) in deferred income taxes       (334,800)     (1,060,000)      1,339,000
        Increase in supplemental retirement benefits         76,740          64,612         112,089
        Decrease in deferred lease costs ...........       (541,696)       (524,966)       (509,234)
        Loss on sale of the discontinued operation .           --         3,866,000            --
        Changes in operating assets and liabilities:
           Decrease (increase) in:
               Accounts receivable .................     (2,248,856)        515,079         (40,221)
               Refundable income taxes .............        272,579      (1,627,737)       (502,295)
               Inventories .........................      4,372,415         720,025       1,909,457
               Net assets of discontinued operation         592,226         636,106         184,722
               Prepaid expenses ....................       (629,600)       (160,535)     (1,410,260)
           Increase (decrease) in:
               Accounts payable ....................      1,158,861         289,679      (1,465,580)
               Accrued restructuring costs .........     (3,440,184       3,440,184            --
               Accruals ............................      1,326,505)        (83,555)     (1,981,633)

    Net cash provided by operating activities ......     16,186,397      13,485,377      12,779,621

Investing Activities
    Additions to property, plant and equipment .....     (7,763,482)     (8,032,779)     (4,181,472)
    Sales of property, plant and equipment .........      2,985,833         175,651          20,015
    Payments for other assets ......................     (1,079,168)     (1,471,438)       (913,762)

    Net cash used for investing activities .........     (5,856,817)     (9,328,566)     (5,075,219)

Financing Activities
    Purchase of fractional shares ..................           --              --           (10,548)
    Cash dividends declared ........................     (3,738,138)     (3,727,321)     (3,722,814)
    Proceeds from issuance of common stock .........        305,974          16,624         115,780
    Payments on long-term debt .....................     (6,000,000)       (800,000)     (4,200,000)

    Net cash used for financing activities .........     (9,432,164)     (4,510,697)     (7,817,582)

Effect of Exchange Rate Changes on Cash ............          4,859          63,877          80,380

Net Increase (Decrease) in Cash and Equivalents ....        902,275        (290,009)        (32,800)
Cash and Equivalents, beginning of year ............        244,271         534,280         567,080

Cash and Equivalents, end of year ..................   $  1,146,546    $    244,271    $    534,280

See accompanying notes to consolidated financial statements.

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------



1.  Summary of
    Significant
    Accounting
    Policies


Principles of Consolidation

The consolidated financial statements include the accounts of Knape & Vogt Manufacturing Company and its wholly-owned subsidiaries (Company). All material intercompany balances, transactions and stockholdings have been eliminated in consolidation.

Description of Business, Revenue Recognition and Concentration of Credit Risk

The Company designs, manufactures and distributes storage products including decorative and utility shelving systems, drawer slides, home workshop items, kitchen and closet storage products and cabinet hardware. On August 20, 1996, the Company announced its decision to sell its store fixture operation and this portion of the business is shown as a discontinued operation. The Company primarily sells its products to hardware chains, home centers, specialty distributors and original equipment manufacturers and recognizes revenue upon shipment of products to customers. No single customer accounts for more than 10% of consolidated sales. The Company performs ongoing credit evaluations and maintains reserves for potential credit losses.

Foreign Currency Translation

The accounts of the foreign subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. Assets and liabilities are translated at year-end exchange rates. Income and expense accounts are translated at average exchange rates in effect during the year. Adjustments relating to the translation process are accumulated and reported in the stockholders' equity section as a Cumulative Foreign Currency Translation Adjustment.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which consist of cash, receivables, bank revolving credit agreement and accounts payable, approximate their fair values.

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------


Cash Equivalents

All highly liquid debt instruments with a maturity of three months or less when purchased are classified as cash equivalents.

Inventories

Inventories are stated at the lower of FIFO (first-in, first-out) cost or market.

Property, Equipment and Depreciation

Property and equipment are stated at cost after elimination of fully depreciated items. For financial reporting purposes, depreciation is computed over the estimated useful lives of the assets by the straight-line method. For income tax purposes, accelerated depreciation methods and shorter useful lives are used.

Goodwill

Goodwill represents the amount by which the cost of businesses purchased exceeds the fair value of the net assets acquired. Goodwill is amortized over a period of 40 years using the straight-line method. Accumulated amortization of goodwill was $1,853,951 and $1,347,358 at June 30, 1997 and 1996, respectively. The
Company periodically reviews goodwill for impairment based upon undiscounted operating income over the remaining life of the goodwill. While the estimates are based on management's historical experience and assumptions regarding future operations, the amounts the Company will ultimately realize could differ from those used in the 1997 SFAS No. 121 analysis.

Deferred Lease Costs

Deferred lease costs arising from an acquisition represent the excess of actual rent payments on an operating lease over the market rental rate at the acquisition date. The deferred lease cost is being amortized over 38 months, the remaining life of the lease.

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------



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

Accounting for the Impairment of Long-Lived Assets

Effective July 1, 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets. The new statement requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's adoption of this statement did not have a material impact

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


on its financial position or results of operations for the year ended June 30, 1997.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense was $422,000 in 1997, $553,000 in 1996, and $622,000 in 1995.

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

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share. The statement simplifies the standards for computing earnings per share (EPS), and makes them comparable to international EPS standards. The statement requires the presentation of both "basic" and "diluted" EPS on the face of the income statement with a supplementary reconciliation of the numerators and denominators used in the calculations. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Had the statement been required to be implemented for the periods presented, the effect on EPS would have been insignificant.

New Accounting Standards Not Yet Adopted

In June 1997, the FASB issued two new disclosure standards. Results of operations and financial position for the years presented will be unaffected by implementation of these new standards.

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------


investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and servicing geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both of these new standards are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.


2. Restructuring and
   Impairment of
   Assets

On June 24, 1996, the board of directors of the Company approved a restructuring plan designed to improve operating efficiencies. The plan involved the shift of wood production from Modar to Hirsh and the subsequent sale or closure of the Modar facility, the transfer of redundant manufacturing operations performed at Knape & Vogt Canada to the corporate headquarters in Grand Rapids, and an early retirement program to salaried employees at the Grand Rapids location. The restructuring and impairment charge of $3,496,000 primarily related to severance and employee benefit costs ($1,635,000), the write-down of assets to be disposed of to their fair market value ($1,509,000) and other costs ($352,000). As an additional part of the plan, which was reported as part of costs of sales, the board of directors authorized the liquidation of $863,000 of slow moving inventories in order to create additional manufacturing

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------


and warehousing space. After an income tax benefit of $1,534,000, these actions reduced fiscal year 1996 earnings by $2,825,000 or $.48 per share. The restructuring accrual established in fiscal 1996 was fully utilized in the current year.

During 1997, the sale of Modar was completed and resulted in an additional impairment charge of $373,235 which represents the difference between the original estimate and the actual loss from the sale. After a related income tax benefit of $127,000, fiscal year 1997 earnings were reduced by $246,235 or $.04 per share.


3.  Discontinued
    Operation

On August 20, 1996, the Company announced its decision to sell the Roll-it division of Knape & Vogt Canada Inc. (Roll-it), the Company's store fixture operation. The Company has been seeking a buyer for Roll-it and has engaged in the firm of J.J.B. Hilliard, W.L. Lyons, Inc. to assist in the sale. At the end of July 1997, several interested buyers have signed confidentiality agreements with the Company. Although it is difficult to predict, the Company expects to sell Roll-it during fiscal year 1998. Roll-it is reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business.

The estimated loss recorded during fiscal 1996 on the sale of Roll-it was $3.9 million, which included a reduction in asset values of $3.6 million and a provision for anticipated closing costs and operating losses until disposal of $.3 million. The loss was reported net of an income tax benefit of $1.2 million, for an after-tax loss of $2.7 million.

During the third quarter of fiscal year 1997, the Company recorded an additional loss of $714,582, which is an adjustment to the estimated provision for operating losses of Roll-it through fiscal year 1997. The loss has been reported net of an income tax benefit of $242,958, for an after-tax loss of $471,624 or $.08 per share from discontinued operation. The adjustment was necessary as it became evident in the third quarter that Roll-it's sales for the year would be less than the level forecasted in recording the original estimated provision for operating losses through fiscal year 1997. The lower than expected sales is primarily attributable to less than forecasted orders from Roll- it's major customer. Income or loss attributable to Roll-it's operations

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------



beyond fiscal year 1997 through the date of the sale will be reflected as incurred in each reporting period.

The loss on the sale of Roll-it of $3.9 million was based on estimates of the proceeds expected to be realized on the sale of the store fixture operation. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operation. Summary operating results of the discontinued operation (in thousands) are as follows:

Year ended June 30,                       1997               1996          1995
------------------------------------  ------------- -------------- -------------
Revenues............................  $     10,531        $ 13,540       $14,851
Costs and expenses..................        11,237          13,990        13,823
                                      ------------- -------------- -------------
Income (loss) before taxes..........          (706)          (450)         1,028
Income tax expense (benefit)                  (234)          (112)           374
                                      ------------- -------------- -------------
Net income (loss)...................  $       (472)      $   (338)     $     654
====================================  ============= ============== =============

At June 30, 1997, net assets of the discontinued operation of approximately $2.9 million consisted of $1.5 million of current assets, deductions for an allowance for the estimated loss on disposal, current liabilities and $1.4 million of equipment.


4. Inventories

Inventories are summarized as follows:

June 30,                                          1997              1996
Finished products                             $ 11,219,379      $ 13,189,032
Work in process                                  1,950,391         2,665,754
Raw materials and supplies                       5,459,684         7,161,755
----------------------------------------------------------------------------
                                            $   18,629,454    $   23,016,541
============================================================================


5.  Long-Term Debt

At June 30, 1997 and 1996, long-term debt consisted of borrowings under an unsecured revolving credit agreement which provides for loans up to $47,500,000 with interest between 40 and 50 basis points above the federal funds rate depending on the Company's interest coverage ratio (averaging 6% for the month ended June 30, 1997). There was a $29,000,000 balance outstanding under the revolving credit agreement at June 30, 1997. The agreement contains certain covenants which the Company is in compliance with at June 30, 1997. The revolving credit agreement is required to be repaid by November

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------



1, 1999. Annually, the Company may request that the maturity of the revolving credit agreement be extended by another year.


6.  Retirement Plans

The Company has several noncontributory defined benefit pension plans and defined contribution plans covering substantially all of its employees. The defined benefit plans provide benefits based on the participants' years of service. The Company's funding policy for defined benefit plans is to make annual contributions which equal or exceed regulatory requirements. The Company's board of directors annually approves contributions to defined contribution plans. The pension and profit-sharing plans hold a combined total of 304,425 shares of the Company's class B common stock with a market value of $4,870,800 and $4,794,694 at June 30, 1997 and 1996, respectively. Dividends paid to the plans totaled $182,655 for the years ended June 30, 1997 and 1996.

The Company also has a supplemental retirement program for designated officers of the Company which also includes death and disability benefits.

The cost of retirement benefits is as follows:

Year ended June 30,                         1997           1996         1995
Discretionary profit-sharing          $  685,564     $  585,965   $  576,558
Pension                                  309,415        261,781      301,349
Supplemental retirement                  199,700        193,960      158,442
----------------------------------------------------------------------------
                                      $1,194,679     $1,041,706   $1,036,349
============================================================================

Net periodic cost for the pension plans included the following components:

Year ended June 30,                         1997           1996         1995
Service cost - benefits earned
    during the period                $   276,718    $   280,075    $ 251,503
Interest cost on projected
benefit
    obligation                           847,333        737,433      726,789
Actual return on plan assets          (1,504,890)    (1,208,193)    (930,192)
Net deferral and amortization of
    unrecognized amounts                 715,578        452,466      253,249
----------------------------------------------------------------------------
Net periodic pension cost            $   334,739    $   261,781    $ 301,349
============================================================================

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------



The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation of the pension plans was 8.5% at June 30, 1997 and 1996. The expected long-term rate of return on plan assets was 8.5%.

The funded status of the pension plans is as follows:

June 30,                                         1997           1996
--------------------------------------------------------------------------
Actuarial present value of benefit
    obligations:
    Accumulated and projected benefit
        obligation, vested benefits of
        $10,280,087 and $9,149,228            $  10,681,208  $   9,248,880
Plan assets at fair value, primarily equity
    securities and fixed income funds            11,794,363    10,183,1055
--------------------------------------------------------------------------
Plan assets in excess of projected benefit
    obligations                                   1,113,155        934,225
--------------------------------------------------------------------------
Unrecognized net obligations:
    Unrecognized net (gain) loss                   (248,149)       292,637
    Unrecognized prior service cost               1,421,142        910,955
    Unrecognized transition net assets,
        being recognized over 13.4 years           (348,100)      (402,500)
--------------------------------------------------------------------------
Unrecognized net obligations                        824,893        801,092
--------------------------------------------------------------------------
Prepaid pension cost included in other
    assets                                    $   1,938,048  $   1,735,317
==========================================================================

7.  Postretirement
    Health
    Care Benefits


The Company maintains a defined benefit postretirement plan for substantially all employees which provides certain health care benefits. Eligibility and benefits are based on age and years of service. On July 1, 1992, the Company adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, on a prospective basis. The transition obligation represents the difference between the Company's July 1, 1992, accrued postretirement benefit costs prior to the adoption of SFAS No. 106 and the Plan's unfunded liability as of that date and is being amortized over 20 years. During fiscal year 1994, the Company revised the eligibility definition for benefits. This reduced the liability as of July 1, 1993, by $916,457. This decrease in the liability is being amortized over 17 years, the average remaining service period of the active employees.


                                       -25

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------


The components of net periodic postretirement benefit cost are as follows:

Year ended June 30,                            1997        1996         1995
Service cost - benefits earned during
    the year                             $   86,588  $   82,461   $  107,493
Interest cost on projected benefit
    obligation                              138,498     126,329      144,266
Amortization of transition
    liability over 20 years                  93,861      93,861       93,861
Amortization of prior service costs         (57,279)    (57,279)     (57,279)
Amortization of unrecognized net loss        24,412      18,415       37,162
----------------------------------------------------------------------------
Net postretirement health care cost      $  286,080  $  263,787   $  325,503
============================================================================

A reconciliation of the accumulated postretirement benefit obligation to the liability recognized in the consolidated balance sheets is as follows:

June 30,                                               1997             1996
Accumulated postretirement benefit
    obligation:
    Active participants                      $      931,487   $      828,891
    Retirees                                        769,823          704,498
----------------------------------------------------------------------------
                                                  1,701,310        1,533,389
Unrecognized transition obligation               (1,407,902)      (1,501,763)
----------------------------------------------------------------------------
                                                    293,408           31,626
Unrecognized net loss                              (467,660)        (443,795)
Unrecognized prior service cost                     687,341          744,620
----------------------------------------------------------------------------
Postretirement health care liability         $      513,089   $      332,451
============================================================================

The actuarial calculation assumes a health care inflation rate of 9.25% in 1997 and grades down uniformly to 6.5% in 2002 and remains level thereafter. The health care cost trend rate has an effect on the amounts reported. Increasing the  health  care  inflation  rate by 1%  would  increase  the  June  30,  1997, accumulated postretirement benefit obligation by $158,392, and the 1997 net postretirement health care cost by $25,502. The discount rate used in determining the accumulated postretirement benefit obligation was 8.5%. The Company's postretirement health care plans are not funded. Prior to 1993, the cost of providing postretirement benefits was expensed as incurred.

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------



8.  Lease Commitments


The Company is leasing certain real property and equipment under noncancelable agreements which expire at various dates through 2001. Annual minimum rental payments required under operating leases are as follows:

Year ending June 30,
1998                                    $ 1,508,670
1999                                      1,518,319
2000                                      1,425,038
2001                                        217,462
---------------------------------------------------
                                        $ 4,669,489
===================================================

Rent expense under all operating leases was approximately $1,991,000, $2,076,000, and $2,070,000 in 1997, 1996, and 1995, respectively. 9. Income
Taxes The components of income (loss) from continuing operations before taxes consist of:

Year ended June 30,                      1997            1996           1995
United States                     $12,028,340     $ 5,603,192   $ 10,708,095
Foreign                               560,888        (465,134)       731,610
----------------------------------------------------------------------------
Income from continuing
    operations before
    income taxes                  $12,589,228     $ 5,138,058   $ 11,439,705
----------------------------------------------------------------------------

Income tax expense (benefit) from continuing operations consists of:

Year ended June 30,                      1997            1996           1995
----------------------------------------------------------------------------
Current:
    United States              $    4,558,800   $   3,189,000   $  2,298,000
    Foreign                          (115,000)       (152,000)       129,000
    State and local                   155,000          58,000         83,000
----------------------------------------------------------------------------
Total current                       4,598,800       3,095,000      2,510,000
----------------------------------------------------------------------------
Deferred:
    United States                    (546,800)     (1,159,000)     1,208,000
    Foreign                           287,000          14,000        121,000
    State and local                   (75,000)         85,000         10,000
----------------------------------------------------------------------------
Total deferred                       (334,800)     (1,060,000)     1,339,000
----------------------------------------------------------------------------
Income tax expense             $    4,264,000   $   2,035,000   $  3,849,000
============================================================================

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------



The difference between the federal statutory tax rate and the effective tax rate on continuing operations is as follows:

Year ended June 30                          1997          1996          1995
--------------------------------------- ------------  ------------- ------------
Income from continuing operations            34%           34%           34%
Foreign earnings taxed at different
 rates                                        1            (3)            2
State and local income taxes                  1             3             1
Tax credits and other                        (2)           (1)           (3)
Tax bracket change                           --             7            --
                                        ------------  ------------- ------------
Income tax expense                           34%           40%           34%
======================================= ============  ============= ============

The sources of the net deferred income tax liability are as follows:

June 30,                                                1996            1995
Property and equipment                        $    9,475,000   $   9,742,000
Pension accrual                                      756,000         569,000
Net operating loss carryforward expiring
    through 2008                                  (1,308,000)     (1,228,000)
Stock basis of Canadian subsidiary                (1,105,000)       (717,000)
Other                                               (163,000)       (376,200)
----------------------------------------------------------------------------
                                              $    7,655,000   $   7,989,800
============================================================================

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

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------



Transactions are as follows:

                                          Weighted                     Weighted
                                           average                      average
                                          exercise                     exercise
June 30                       1997          price          1996          price
------------------------  ------------ --------------- ------------  -----------
Options outstanding,
 beginning of year            172,740    $  15.57        129,945       $  15.75
Granted                        50,000       15.50         45,000          15.00
Exercised                     (22,760)      15.50         (1,155)         15.00
Forfeited                     (29,643)      15.50         (1,050)         15.00
                          ------------ ---------------   ------------  ---------
Options outstanding
 and exercisable, end
 of year                      170,337    $  15.55        172,740        $ 15.57
                          ------------ ---------------   ------------  ---------
Options available for
 grant, end of year            26,610                     46,967
Weighted average
 fair value of options
 granted during the
 year                         $  4.92                    $  5.24
========================  ============ =============== ============  ===========

The Company accounts for its stock option plans in accordance with APB Opinion 25, Accounting for Stock Issued to Employees. Since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation cost is recognized under APB Opinion
25. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to provide pro forma information regarding net income and earnings per share as if compensation costs for the Company's stock option plan had been determined using a fair value based estimate. The Company uses the Black- Scholes option-pricing model to determine the fair value of each option at the grant date with the following weighted average assumptions:

                                                       1997             1996
---------------------------------------------  ---------------  ---------------
Dividend per share                                   $0.66             $0.66
Expected Volatility                                 0.3592            0.3939
Rick-free interest rate                               6.5%              5.5%
Expected lives                                        9.3               9.6
=============================================  ===============  ===============

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

------------------------------------------------------------------------------




Under the accounting provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        1997            1996
-----------------------------------------------  --------------  --------------
Net income:
    As reported                                      $7,853,604       $65,132
    Pro forma                                         7,680,684       (80,992)
Earnings per share:
    As reported                                            1.33           .01
    Pro forma                                              1.30          (.01)
===============================================  ==============  ==============


11.  Stockholders'
      Equity

On August 19, 1994, the board of directors declared a 10% stock dividend of the Company's common stock and Class B common stock. Applicable share and per share data have been restated to reflect the 10% stock dividend.

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


12. Supplemental Cash
    Flow Information

Total interest paid during the years ended June 30, 1997, 1996, and 1995, was $2,025,599, $2,245,136, and $2,452,649, respectively.

Total income taxes paid during the years ended June 30, 1997, 1996, and 1995, were $4,324,000, $2,540,139, and $3,375,972, respectively.

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------



13. Foreign Operations

The Company has operations in the United States and Canada as follows:

Year ended June 30,             1997               1996              1995
Net sales:
    United States        $  160,771,052    $   147,691,899   $   151,261,132
    Canada                   15,859,242         15,320,131        16,929,837
----------------------------------------------------------------------------
                         $  176,630,294    $   163,012,030   $   168,190,969
============================================================================
Operating income:
    United States        $   14,216,340    $     8,178,485   $    13,412,124
    Canada                      522,624           (509,120)          677,721
----------------------------------------------------------------------------
                         $   14,738,964    $     7,669,365   $    14,089,845
============================================================================
Total assets:
    United States        $  114,615,831    $   116,460,936   $   115,120,879
    Canada                   11,125,867         12,764,223        16,312,835
----------------------------------------------------------------------------
                         $  125,741,698    $   129,225,159   $   131,433,714
============================================================================

                          Independent Auditors' Report


Board of Directors
Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Knape & Vogt Manufacturing Company and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knape & Vogt Manufacturing Company and subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.





/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
August 8, 1997

          ITEM 9--DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No changes in, or disagreements with, the Company's accountants occurred, requiring disclosure under Item 304 of Regulation S-K.

                                    PART III

           ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors of Registrant. Information relating to directors and director nominees of the Company, contained in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held October 17, 1997, and filed pursuant to Regulation 14A, is incorporated herein by reference.

     Executive Officers of Registrant. Information relating to the executive officers of the Company is included in Part I of this Form 10-K.

                         ITEM 11--EXECUTIVE COMPENSATION

     The information under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," and "Aggregated Stock Option Exercises in Fiscal 1997 and Year End Option Values," is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 17, 1997, filed pursuant to Regulation 14A.

     ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the captions "Voting Securities and Principal Shareholders" and "Directors and Nominees" is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 17, 1997, filed pursuant to Regulation 14A.

             ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Directors and Nominees" is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 17, 1997, filed pursuant to Regulation 14A.

                                     PART IV

    ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

     The following financial statements and schedules, all of which are set forth in Item 8, are filed as part of this report.

                                                                  Page Number in
                                                                     10-K Report

Consolidated Statements of Income........................................12
Consolidated Balance Sheets..............................................13
Consolidated Statements of Stockholders' Equity..........................15
Consolidated Statements of Cash Flows....................................16
Notes to Consolidated Financial Statements...............................17
Independent Auditors' Report.............................................32

     (2) Financial Statement Schedule

     The  following   financial   statement  schedule  and  related  Independent
Auditors' Report on such schedule are included in this Form 10-K on the pages noted.

                                                                  Page Number in
                                                                     10-K Report

Independent Auditors' Report on such schedule............................35
Schedule II -- Valuation and Qualifying Accounts and Reserves............36


     All other schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

     (3) Exhibits

     Reference is made to the Exhibit Index which is found on page 39 of this Form 10-K Annual Report.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 1997.

                    Independent Auditors' Report on Schedule



Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

The audits referred to in our report dated August 8, 1997, relating to the consolidated financial statements of Knape & Vogt Manufacturing Company which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying table of contents. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
September 23, 1997

               Knape & Vogt Manufacturing Company and Subsidiaries
          Schedule II - Valuation and Qualifying Accounts and Reserves

-------------------------------------------------------------------------------

             Column A                   Column B         Column C          Column D             Column E
                                         Balance        Charged to                              Balance
                                        beginning        costs and                              end of
Description                             of period       expenses(1)       Deductions(1)         period
Year ended June 30, 1997:
 Allowances deducted from
  assets:
    Accounts receivable for:
      Doubtful accounts                   $340,000         $318,000          $390,000           $268,000
      Cash discounts                       223,000           34,000                 -            257,000
                                          $563,000         $352,000          $390,000           $525,000
------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1996
 Allowances deducted from
  assets:
    Accounts receivable for:
      Doubtful accounts                $   338,000        $ 593,000          $ 591,000        $ 340,000
      Cash discounts                       216,000            7,000                 -           223,000
                                         $ 554,000        $ 600,000          $ 591,000        $ 563,000
-------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1995
 Allowances deducted from
  assets:
    Accounts receivable for:
      Doubtful accounts                  $ 582,500        $ 145,000          $ 389,500         $338,000
      Cash discounts                       216,000                -                  -          216,000
----------------------------------  ----------------  ---------------  ---------------- ----------------
                                          $798,500        $ 145,000          $ 389,500         $554,000
-------------------------------------------------------------------------------------------------------------------

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



                                    KNAPE & VOGT MANUFACTURING COMPANY


                                    By /s/ Allen E. Perry
                                       Allan E. Perry, President and Chief
                                       Executive Officer

Date:  September 26, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 26, 1997, by the following persons on behalf of the registrant in the capacities indicated. Each director or officer of the registrant, whose signature appears below, hereby appoints Richard C. Simkins as his attorney-in-fact, to sign in his name and on his behalf, as a director or officer of the registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.


/s/ Allan E. Perry                                /s/ Richard C. Simkins
Allan E. Perry, Chief Executive Officer           Richard C. Simkins, Principal
and Director                                      Financial and Accounting
                                                  Officer and Director

                                                  /s/ William R. Dutmers
Mary Rita Cuddohy, Director                       William R. Dutmers, Director

/s/ John E. Fallon
John E. Fallon, Director                          Michael J. Kregor, Director

/s/ Herbert F. Knape                              /s/ Raymond E. Knape
Herbert F. Knape, Director                        Raymond E. Knape, Director

/s/ Richard S. Knape
Richard S. Knape, Director

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

3(b) Bylaws, filed as Exhibit 3(b) of the Registrant's Form 10-K Annual Report for the fiscal year June 30, 1987, is incorporated by reference.

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

10(d) Loan agreement with Old Kent Bank dated November 29, 1993, as amended, which was filed as Exhibit 10(d) to the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1996, is incorporated by reference.

21       Subsidiaries of Registrant.

23       Consent of BDO Seidman, LLP, independent public accountants.

24       Power of Attorney (Included on page 37).

27       Financial Data Schedule

                                   EXHIBIT 21

         SCHEDULE OF SUBSIDIARIES OF KNAPE & VOGT MANUFACTURING COMPANY


Knape & Vogt Canada, Inc. (organized under the laws of Ontario, Canada)

Feeny Manufacturing Company (organized under the laws of Michigan)

The Hirsh Company (organized under the laws of Illinois)

                                   EXHIBIT 23


               Consent of Independent Certified Public Accountants



We hereby consent to the incorporation by reference of our reports dated August 8, 1997 , relating to the consolidated financial statements and schedule of Knape & Vogt Manufacturing Company, appearing in that Corporation's annual report on Form 10-K for the year ended June 30, 1997, in that corporation's previously filed Form S-8 Registration Statements (file numbers 33-20227, 33-43704, 33-88206 and 33-88212).





/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
September 23, 1997