Form 10-Q
period 1997-09-30
KNAPE & VOGT MANUFACTURING CO
filed 1997-11-13
CIK 56362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

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

                                 YES __X__ NO ______

     3,472,766 common shares were outstanding as of October 31, 1997. 2,437,180 Class B common shares were outstanding as of October 31, 1997.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements.

Condensed Consolidated Balance Sheets (Unaudited)
--September 30, 1997 and June 30, 1997.........................................2

Condensed Consolidated Statements of Income (Unaudited)
--Three Months Ended September 30, 1997 and 1996...............................3

Condensed Consolidated Statements of Cash Flows (Unaudited)
--Three Months Ended September 30, 1997 and 1996...............................4

Notes to Condensed Consolidated Financial Statements (Unaudited)...............5

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations..........................................6-7

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.......................................8

SIGNATURES.....................................................................9

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      September 30, 1997       June 30, 1997
Assets
         Cash and equivalents ......................................   $     445,081           $   1,146,546
         Accounts receivable - net .................................      26,456,187              24,991,341
         Refundable income taxes ...................................       1,531,013               1,578,681
         Inventories ...............................................      19,260,206              18,629,454
         Other current assets ......................................       3,141,546               3,686,042
         Net current assets of discontinued operation ..............       1,794,545               1,462,089
                                                                       -------------           -------------
                  Total current assets .............................      52,628,578              51,494,153
                                                                       -------------           -------------
         Property, plant and equipment .............................      81,986,874              80,771,246
         Less accumulated depreciation .............................      33,730,760              32,184,444
                                                                       -------------           -------------
                  Net property, plant and equipment ................      48,256,114              48,586,802
                                                                       -------------           -------------
         Net property, plant and equipment of discontinued operation       1,410,676               1,440,740
         Other assets ..............................................      23,091,215              24,220,003
                                                                       -------------           -------------
                                                                       $ 125,386,583           $ 125,741,698
                                                                       =============           =============
Liabilities and Stockholders' Equity
         Accounts payable ..........................................   $   9,967,730           $   5,976,683
         Other accrued liabilities .................................       6,649,509               6,251,436
                                                                       -------------           -------------
                  Total current liabilities ........................      16,617,239              12,228,119
                                                                       -------------           -------------
         Long-term debt ............................................      22,400,000              29,000,000
         Deferred income taxes and other long-term liabilities .....      11,134,892              11,053,081
                                                                       -------------           -------------
                  Total liabilities ................................      50,152,131              52,281,200
                                                                       -------------           -------------
Stockholders' Equity
         Common stock ..............................................      11,814,036              11,807,658
         Additional paid-in capital ................................      33,379,759              33,340,541
         Foreign currency translation adjustment ...................      (1,350,501)             (1,345,978)
         Retained earnings .........................................      31,391,158              29,658,277
                                                                       -------------           -------------
                  Total stockholders' equity .......................      75,234,452              73,460,498
                                                                       -------------           -------------
                                                                       $ 125,386,583           $ 125,741,698
                                                                       =============           =============

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                      Three Months Ended
                                             Sept. 30, 1997       Sept. 30, 1996
Net sales .................................   $44,658,302            $44,848,318
Cost of sales .............................    33,154,397             33,366,959
                                              -----------           ------------
Gross profit ..............................    11,503,905             11,481,359
Selling and administrative expenses .......     7,214,268              7,286,081
                                              -----------           ------------
Operating income ..........................     4,289,637              4,195,278
Other expenses ............................       422,611                534,686
                                              -----------           ------------
Income from continuing operations
   before income taxes ....................     3,867,026              3,660,592
Income taxes - continuing operations ......     1,397,000              1,314,000
                                              -----------           ------------
Income from continuing operations .........     2,470,026              2,346,592
Income from discontinued
   operation, net of taxes ................       200,886                      0
                                              -----------           ------------
Net income ................................   $ 2,670,912            $ 2,346,592
                                              ===========           ============
Per common share:
Income from continuing operations .........   $       .42            $       .40
Income from discontinued operation ........           .03                    .00
                                              -----------           ------------
Net income ................................   $       .45            $       .40
                                              ===========            ===========
Cash dividend - Common stock ..............   $      .165            $      .165
Cash dividend - Class B common stock ......   $       .15            $       .15
Weighted average shares outstanding .......     5,920,965              5,882,280

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three Months Ended
                                                      Sept. 30, 1997        Sept. 30, 1996
Operating Activities:
     Net income ....................................   $ 2,670,912         $ 2,346,592
     Non-cash items:
         Depreciation and amortization .............     1,876,628           1,850,377
         Deferred income taxes .....................             0             171,000
         Other long-term liabilities ...............        81,845             (98,019)
         Changes in operating assets & liabilities:
              Accounts receivable ..................    (1,418,076)         (3,609,699)
              Inventories ..........................      (630,812)            642,811
              Net assets of discontinued operation .      (304,332)            100,095
              Other current assets .................       544,447              44,643
              Accounts payable & accrued expenses ..     4,389,464             158,147
                                                       -----------         -----------
Net cash provided by operating activities ..........     7,210,076           1,605,947
                                                       -----------         -----------
Investing Activities:
     Additions to property and equipment ...........    (1,217,248)         (1,538,118)
     Sale of property and equipment ................             0                   0
     Payments for other assets .....................       798,787            (177,619)
                                                       -----------         -----------
Net cash used for investing activities .............      (418,461)         (1,715,737)
                                                       -----------         -----------
Financing Activities:
     Proceeds from issuance of common stock ........        45,596              14,238
     Additions to long-term debt ...................             0           1,000,000
     Payments on long-term debt ....................    (6,600,000)                  0
     Cash dividends paid ...........................      (938,031)           (932,200)
                                                       -----------         -----------
Net cash provided by (used for) financing activities    (7,492,435)             82,038
                                                       -----------         -----------
Effect of Exchange Rate Changes on Cash ............          (645)             (1,255)
                                                       -----------         -----------
Net Decrease in Cash & Equivalents .................      (701,465)            (29,007)
Cash and Equivalents:
         Beginning of year .........................     1,146,546             244,271
                                                       -----------         -----------
         End of period .............................   $   445,081         $   215,264
                                                       ===========         ===========
Cash Paid During the Period - interest .............   $   430,445         $   497,329
                            - income taxes .........   $   115,000         $ 1,721,642

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Security and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results of operations. Interim results are not necessarily indicative of the results for the year end and are subject to year end adjustments, and audit by independent public accountants. The balance sheet at June 30, 1997, has been taken from the audited financial statements at that date. The condensed consolidated financial statements and notes should be read in conjunction with the Company's 1997 annual report.

Note 2 - Common Stock and Per Share Information

Income per share is determined based on weighted average number of shares outstanding during each period.

Common stock is $2 par - shares authorized 6,000,000 of common stock and 4,000,000 of Class B common stock. Shares issued: 3,469,838 of common stock and 2,437,180 of Class B stock at September 30, 1997; and 3,465,664 of common stock and 2,438,165 of Class B common stock at June 30, 1997.

Note 3 - Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

                                        Sept. 30, 1997             June 30, 1997
                                        --------------             -------------
Finished products                          $11,041,741               $11,219,379
Work in process .                            3,032,904                 1,950,391
Raw materials ...                            5,185,561                 5,459,684

Total ...........                          $19,260,206               $18,629,454
                                           ===========               ===========

Note 4 - New Accounting Standards Not Yet Adopted

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share. The statement simplifies the standards for computing earnings per share (EPS), and makes them comparable to international EPS standards. The statement requires the presentation of both "basic" and "diluted" EPS on the face of the income statement with a supplementary reconciliation of numerators and denominators used in the calculations. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Had the statement been required to be implemented for the period presented, the effect would have been insignificant.

Effective for periods beginning after December 15, 1997, the Company must adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." No. 130 will require the Company to report comprehensive income as part of the consolidated financial statements. No. 131 will require the company to report certain information about operating segments in the consolidated financial statements. The Company is currently evaluating the provisions of these statements to determine their impact.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this section include forward-looking statements involving risks and uncertainties including but not limited to economic, competitive, governmental and technological factors affecting Knape & Vogt Manufacturing Company's operations, markets, products, services and prices. Readers are cautioned not to place undue reliance on those forward-looking statements which speak only as of the date of this report.

RESULTS OF OPERATIONS

Net Sales

The following table indicates the Company's sales (in millions) and percentage of total sales by product category for the three months ended September 30, 1997 and 1996:

                            Three Months ended September 30,
                              1997                   1996
Shelving systems ...       $  21.7        48.6%   $  22.4    50.0%
Drawer slides ......          15.7        35.1%      15.1    33.7%
Hardware ...........           7.3        16.3%       6.4    14.3%
Furniture components           0.0         0.0%       0.9     2.0%

Total ..............       $  44.7       100.0%   $  44.8   100.0%
                           =======       ======   =======   ======

Net sales for the first quarter of fiscal 1998 decreased $0.1 million, or 0.4%, over the comparable period of fiscal 1997. The product category of shelving sales decreased by $0.7 million, or 3.1%, compared to the first quarter of fiscal 1997 primarily due to a decline in sales of Hirsh free-standing shelving products from a consolidation of two major home centers and a non-repeated sale to a major warehouse club that occurred in the first quarter of fiscal 1997. The Company expects the shelving system product group to rebound, due in part to Hirsh's recent addition of two national retail customers for its free-standing shelving products. Initial sales to these new accounts are scheduled to begin in the second quarter with ramp-up continuing in the second half of fiscal 1998. Drawer slide sales increased by $0.6 million, or 4.0%. The increase in drawer slide sales was primarily due to continued market share gains by the Company's precision and Euro-style drawer slides. Precision drawer slide sales are expected to continue to increase as the Company has begun to manufacture its first precision drawer slides for the metal office furniture market. The Company expects continued production ramp-up throughout the remainder of fiscal 1998 to address this new market. Hardware sales increased by $0.9 million, or 14.1%, compared to the first quarter of fiscal 1997 due to strong sales of kitchen and bath storage products manufactured by Feeny. Furniture component sales were eliminated with the sale of Moda at the end of the third quarter of fiscal 1997.

Costs and Expenses

Cost of sales was 74.2% of sales for the quarter compared to 74.4% of sales for the first quarter of fiscal 1997. The reduction of cost of sales reflects the Company's continued efforts to consolidate redundant operations and improve efficiencies.

Selling and administrative expenses remained constant at 16.2% of sales for the quarters ended September 30, 1997 and 1996.

Other Expenses

Interest expense was $409,191 for the current quarter compared to $503,307 for the quarter ended September 30, 1996. The Company has reduced its level of borrowing to $22,400,000 at September 30, 1997 from $36,000,000 at September 30, 1996.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Income Taxes

The effective tax rate for the quarter ended September 30, 1997, remained relatively constant at 36.1% as compared to 35.9% for the quarter ended September 30, 1996.

Income from Continuing Operations

Income from continuing operations of $2,470,026 for the first quarter of fiscal 1998 was a first quarter record. Earnings per share from continuing operations increased 5.0% to $.42 compared to $.40 in the first quarter of last year.

Income from Discontinued Operation

Income from discontinued operation for the first quarter of 1998 was $200,886 or $.03 per share. The quarter ended September 30, 1996, does not include any income, or loss, recorded on the discontinued operation as the estimated loss on discontinued operation recorded at June 30, 1996, included a provision for fiscal 1997 anticipated operating losses. In accordance with Generally Accepted Accounting Principles, income or loss attributable to the discontinued operation subsequent to June 30, 1997, is reflected as incurred.

The Company has been seeking a buyer for Roll-it and has engaged the firm of J.J.B. Hilliard, W.L. Lyons, Inc. to assist in the sale. Several interested buyers have signed confidentiality agreements with the Company. Although it is difficult to predict, the Company expects to sell Roll-it during fiscal 1998.

Net Income

Net income for the quarter of $2,670,912, was 6.0% of sales compared to $2,346,592, for the first quarter of last year which was 5.2% of sales. Net income per share increased by 12.5% to $0.45 compared to $0.40 for the first quarter of fiscal 1997.

Liquidity and Capital Resources

Net cash from operating activities for the quarter provided $7,210,076 as compared to $1,605,947 for the first quarter of fiscal 1997. Accounts payable & accrued expenses increased by $4,389,464 in the first quarter of this year compared to $158,147 in the first quarter of last year. Also, accounts receivable increased only $1,418,076 in the first quarter of fiscal 1998 compared to $3,609,699 in the first quarter of fiscal 1997. These improvements in liquidity are a direct result of the Company's focus on cash management.

Capital expenditures totaled $1,217,248 for the three months ended September 30, 1997, compared to $1,538,118 last year. Capital expenditures for the fiscal year are expected to be at approximately the same levels as last year. Long-term debt decreased $6,600,000 due to the cash provided from operating activities. In the remainder of the year, the Company will continue to aggressively attempt to generate cash using the newly adopted Economic Value Added, or EVA, philosophy. Anticipated cash flow from operations will substantially fund working capital, capital expenditures and dividend payments.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 6. Exhibits and reports on Form 8-K

     (a) Exhibits - None

     (b) Reports on Form 8-K
     There were no reports on Form 8-K filed for the three months ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Knape & Vogt Manufacturing Company
                                                        (Registrant)





Date: November 12, 1997                        /s/ Allan E. Perry
                                               Allan E. Perry
                                               President and
                                               Chief Executive Officer

Date: November 12, 1997                        /s/ Richard C. Simkins
                                               Richard C. Simkins
                                               Executive Vice President, CFO,
                                               Secretary and Treasurer