Form 10-Q
period 1997-12-31
KNAPE & VOGT MANUFACTURING CO
filed 1998-02-11
CIK 56362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1997

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

                               YES __X__ NO ______

     3,485,742 common shares were outstanding as of January 31, 1998. 2,434,134 Class B common shares were outstanding as of January 31, 1998.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I.           FINANCIAL INFORMATION

     Item 1 Financial Statements.

          Condensed Consolidated Balance Sheets
          --December 31, 1997 (Unaudited) and June 30, 1997...................2

          Condensed Consolidated Statements of Income (Unaudited)
          --Six Months and Three Months Ended December 31, 1997 and 1996......3

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          --Six Months Ended December 31, 1997 and 1996.......................4

          Notes to Condensed Consolidated Financial Statements (Unaudited)....5

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................6-7

PART II. OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders..............8

     Item 6. Exhibits and Reports on Form 8-K.................................8

SIGNATURES....................................................................9

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         Dec. 31, 1997     June 30, 1997
                                                                        --------------     -------------
                                                                         (Unaudited)
Assets
         Cash and equivalents ......................................   $     224,384    $   1,146,546
         Accounts receivable - net .................................      24,804,609       24,991,341
         Refundable income taxes ...................................       1,855,116        1,578,681
         Inventories ...............................................      21,067,666       18,629,454
         Other current assets ......................................       3,675,466        3,686,042
         Net current assets of discontinued operation ..............       1,285,404        1,462,089
                                                                       -------------    -------------
                  Total current assets .............................      52,912,645       51,494,153
                                                                       -------------    -------------

         Property, plant and equipment .............................      83,297,781       80,771,246
         Less accumulated depreciation .............................      35,271,438       32,184,444
                                                                       -------------    -------------
                  Net property, plant and equipment ................      48,026,343       48,586,802
                                                                       -------------    -------------

         Net property, plant and equipment of discontinued operation       1,290,416        1,440,740
         Other assets ..............................................      22,716,766       24,220,003
                                                                       -------------    -------------

                                                                       $ 124,946,170    $ 125,741,698
                                                                       =============    =============

Liabilities and Stockholders' Equity
         Accounts payable ..........................................   $  13,921,753    $   5,976,683
         Other accrued liabilities .................................       5,420,233        6,251,436
                                                                       -------------    -------------
                  Total current liabilities ........................      19,341,986       12,228,119

         Long-term debt ............................................      18,800,000       29,000,000
         Deferred income taxes and other long-term liabilities .....      10,993,351       11,053,081
                                                                       -------------    -------------
                  Total liabilities ................................      49,135,337       52,281,200
                                                                       -------------    -------------

Stockholders' equity
         Common stock ..............................................      11,838,852       11,807,658
         Additional paid-in capital ................................      33,516,118       33,340,541
         Foreign currency translation adjustment ...................      (1,719,348)      (1,345,978)
         Retained earnings .........................................      32,175,211       29,658,277
                                                                       -------------    -------------
                  Total stockholders' equity .......................      75,810,833       73,460,498
                                                                       -------------    -------------

                                                                       $ 124,946,170    $ 125,741,698
                                                                       =============    =============

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                               Six Months Ended            Three Months Ended
                                       Dec. 31, 1997   Dec. 31, 1996  Dec. 31, 1997   Dec. 31, 1996
                                       --------------  -------------  -------------   -------------
Net sales ..........................   $ 87,336,259    $ 86,603,383   $ 42,677,957    $ 41,755,065

Cost of sales ......................     65,588,877      64,791,859     32,434,480      31,424,900
                                       ------------   ------------    ------------   -------------

Gross profit .......................     21,747,382      21,811,524     10,243,477      10,330,165

Selling and administrative expenses      13,981,742      14,209,014      6,767,474       6,922,933
                                       ------------    ------------    ------------   ------------

Operating income ...................      7,765,640       7,602,510      3,476,003       3,407,232

Other expenses .....................        746,404       1,089,190        323,793         554,504
                                       ------------    ------------    ------------   ------------

Income from continuing operations
   before income taxes .............      7,019,236       6,513,320      3,152,210       2,852,728

Income taxes - continuing operations      2,532,000       2,352,000      1,135,000       1,038,000
                                       ------------    ------------    ------------   ------------

Income from continuing operations ..      4,487,236       4,161,320      2,017,210       1,814,728

Income (loss) from discontinued
   operation, net of taxes .........        (93,639)              0       (294,525)              0
                                       ------------    ------------    ------------   ------------

Net income .........................   $  4,393,597    $  4,161,320   $  1,722,685    $  1,814,728
                                       ============    ============    ============   ============

Per common share:

Basic EPS:
Income from continuing operations ..   $        .76    $        .71   $       .34     $        .31
Income from discontinued operation .           (.02)            .00          (.05)             .00
                                       ------------    ------------    ------------   ------------
Net Income .........................   $        .74    $        .71   $       .29     $        .31
                                       ============    ============    ============   ============

Weighted average shares outstanding       5,915,080       5,886,514      5,915,666       5,887,454

Diluted EPS:
Income from continuing operations ..   $        .75    $        .71   $       .34     $       .31
Income from discontinued operation .           (.01)            .00          (.05)            .00
                                       ------------    ------------    ------------   -----------
Net Income .........................   $        .74    $        .71   $       .29     $       .31
                                       ============    ============   ============   ============

Weighted average shares outstanding       5,949,990       5,900,739     5,951,026       5,901,388

Cash Dividend - Common stock .......   $        .33    $        .33   $      .165     $      .165

Cash Dividend - Class B common stock   $        .30    $        .30   $       .15     $       .15

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six Months Ended
                                                      Dec. 31, 1997             Dec. 31, 1996
                                                      -------------             -------------
Operating Activities:
     Net income ...................................   $  4,393,597              $  4,161,320
     Non-cash items:
         Depreciation and amortization ............      3,826,709                 3,769,141
         Deferred income taxes ....................        155,000                   (19,000)
         Other long-term liabilities ..............       (210,597)                 (207,029)
         Changes in operating assets & liabilities:
              Accounts receivable .................        119,686                (2,070,711)
              Inventories .........................     (2,477,121)                 (107,778)
              Net assets of discontinued operation         141,448                   367,028
              Other current assets ................       (297,528)                1,166,926
              Accounts payable & accrued expenses .      7,152,629                (2,223,660)
                                                       -----------              ------------
Net cash provided by operating activities .........     12,803,823                 4,836,237
                                                       -----------              ------------

Investing Activities:
     Additions to property and equipment ..........     (2,673,543)               (2,739,039)
     Sale of property and equipment ...............          1,705                   238,183
     Payments for other assets ....................        807,138                  (453,295)
                                                       -----------              ------------
Net cash used for investing activities ............     (1,864,700)               (2,954,151)
                                                       -----------              ------------

Financing Activities:
     Proceeds from issuance of common stock .......        206,771                    89,435
     Additions to long-term debt ..................              0                   400,000
     Payments on long-term debt ...................    (10,200,000)                        0
     Cash dividends declared ......................     (1,876,663)               (1,866,587)
                                                      ------------              ------------
Net cash used for financing activities ............    (11,869,892)               (1,377,152)
                                                      ------------              ------------

Effect of Exchange Rate Changes on Cash ...........          8,607                    (5,876)
                                                      ------------              ------------

Net Increase (Decrease) in Cash & Equivalents .....       (922,162)                  499,058

Cash and Equivalents:
         Beginning of year ........................      1,146,546                   244,271
                                                      ------------              ------------
         End of period ............................   $    224,384              $    743,329
                                                      ============              ============

Cash Paid During the Period  - interest............   $    756,628              $  1,009,927
                             - income taxes .......   $  2,091,110              $  1,511,663

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

Common stock is $2 par - shares authorized 6,000,000 of common stock and 4,000,000 of Class B common stock. Shares issued: 3,485,292 of common stock and 2,434,134 of Class B stock at December 31, 1997; and 3,465,664 of common stock and 2,438,165 of Class B common stock at June 30, 1997.

Note 3 - Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

                                                 Dec. 31, 1997             June 30, 1997
                                                 -------------             -------------
Finished products                               $   11,727,439            $   11,219,379
Work in process                                      3,293,480                 1,950,391
Raw materials                                        6,046,747                 5,459,684
                                              ----------------          ----------------

Total                                           $   21,067,666            $   18,629,454
                                                ==============            ==============

Note 4 - New Accounting Standards Not Yet Adopted

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

Note 5 - Newly Adopted Accounting Standard

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." The statement simplifies the standards for computing earnings per share (EPS), and makes them comparable to international EPS standards. The statement requires the presentation of both "basic" and "diluted" EPS on the face of the income statement with a supplementary reconciliation of numerators and denominators used in the calculations. For the periods presented, the numerators remained the sam in both the basic and diluted EPS calculations. The denominator was increased in the diluted computation due to the recognition of stock options as common stock equivalents.

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


RESULTS OF OPERATIONS

Net Sales

The following table indicates the Company's sales (in millions) and percentage of total sales by product category for the six month and three month periods ended December 31, 1997 and 1996:

                                    Six Months Ended December 31,                          Three Months Ended December 31,
                                 1997                      1996                           1997                          1996
                                 ----                      ----                           ----                          ----
Shelving systems       $      41.1        47.1%     $     40.6        46.9%      $    19.4         45.4%       $    18.3       43.7%
Drawer slides                 31.9        36.5%           30.1        34.8%           16.3         38.2%            15.1       36.1%
Hardware                      14.3        16.4%           14.1        16.3%            7.0         16.4%             7.5       18.1%
Furniture components           0.0         0.0%            1.8         2.0%              0          0.0%             0.9        2.1%
                           -------       ------         ------       ------         ------        ------          ------      ------
Total                  $      87.3       100.0%     $     86.6       100.0%      $    42.7        100.0%        $   41.8      100.0%
                           =======       ======         ======       ======         ======        ======          ======      ======

Net sales for the six months and second quarter of fiscal 1998 increased $0.7 million, or 0.8%, and $0.9 million, or 2.2%, respectively, over the comparable periods of fiscal 1997. Shelving systems sales increased by $1.1 million, or 6.0%, for the quarter due to Hirsh's recent addition of two national retail customers for its free-standing shelving products. Drawer slide sales increased by $1.2 million, or 7.9%, for the quarter due to strong sales of precision drawer slides including initial shipments o precision drawer slides to the metal office furniture market. Hardware product line sales decreased during the quarter by $0.5 million from last year despite Feeny's continued increase in the sales of its kitchen and bath products. This increase was offset by a decrease in Hirsh's Iron Horse product line, caused by a reduction in promotions of the product line at major home centers. Furniture component sales were eliminated with the sale of Modar at the end of the third quarter of fiscal 1997.

Costs and Expenses

Cost of sales was 75.1% of sales for the first six months and 76.0% of sales for the second quarter of fiscal 1998 compared to 74.8% and 75.3% of sales for the first six months and second quarter of fiscal 1997, respectively. The increase is due to higher overtime costs and start-up costs associated with the Company's entry into the metal office furniture market.

Selling and administrative expenses for the six months was 16.0% of sales compared to 16.4% for the same period last year and for the second quarter decreased to 15.9% of sales from 16.6% for the same quarter last year. The reduction is due to the Company's ability to keep costs flat on a higher revenue stream, as well as the cost savings from the sale of Modar.

Other Expenses

Interest expense was $307,921 for the quarter ended December 31, 1997, compared to $517,881 for the quarter ended December 31, 1996. The Company has reduced its level of borrowing to $18,800,000 at December 31, 1997, from $35,400,000 at December 31, 1996. Interest expense for the six months ended December 31, 1997, was $717,112 compared to $1,021,188 for the six months ended December 31, 1996.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Income Taxes

The effective tax rates for the six months and quarter ended December 31, 1997, were 36.1% and 36.0% which were relatively consistent with the rates for the six months and quarter ended December 31, 1996, of 36.1% and 36.4%.

Income from Continuing Operations

Income from continuing operations was at record levels of $4,487,236 for the first six months and $2,017,210 for the second quarter of 1998. Basic earnings per share from continuing operations for the six months increased 7.0% to $.76 compared to $.71 last year and basic and diluted income per share for the quarter rose 9.7% to $.34 compared to $.31 in the second quarter of last year. Diluted earnings per share for the six months ended December 31, 1997, increased to $.75 from $.71 for the six months ended December 31, 1996.

Income from Discontinued Operation

Loss from discontinued operation was $93,639, or $.02 basic earnings per share and $.01 diluted earnings per share, for the first six months and $294,525, or $.05 basic and diluted earnings per share, for the second quarter of fiscal 1998. The six months and quarter ended December 31, 1996, did not include any income, or loss, recorded on the discontinued operation as the estimated loss on discontinued operation recorded at June 30, 1996, included a provision for fiscal 1997 anticipated operating losses. In accordance with Generally Accepted Accounting Principles, income or loss attributable to the discontinued operation subsequent to June 30, 1997, is reflected as incurred.

The Company has been seeking a buyer for Roll-it and has engaged the firm of J.J.B. Hilliard, W.L. Lyons, Inc. to assist in the sale. Several interested buyers have signed confidentiality agreements with the Company. Although it is difficult to predict, the Company expects to sell Roll-it during fiscal 1998.

Net Income

Net income of $4,393,597 for the six months was 5.0% of sales compared to $4,161,320, for the first six months last year which was 4.8% of sales. For the quarter ended December 31, 1997, net income was $1,722,685 which was 4.0% of sales compared to $1,814,728 which was 4.3% of sales for the second quarter of last year.

Liquidity and Capital Resources

Net cash from operating activities for the first six months provided $12,803,823 as compared to $4,836,237 for the first six months of fiscal 1997. Accounts payable & accrued expenses increased by $7,152,629 in the first six months of fiscal 1998 compared to a decrease of $2,223,660 in the first six months of fiscal 1997. Also, accounts receivable decreased $119,686 in the first six months of fiscal 1998 compared to an increase of $2,070,711 in the first six months of fiscal 1997. Net cash from operating activities was negatively impacted by an increase in inventories which is attributable to the increase in sales and sales backlog. The overall improvement in liquidity is a direct result of the Company's focus on cash management.

Capital expenditures totaled $2,673,543 for the six months ended December 31, 1997, compared to $2,739,039 for the six months ended December 31, 1996. Capital expenditures for the fiscal year are expected to be at approximately the same levels as last year. Long-term debt decreased $10,200,000 due to the cash provided from operating activities. In the remainder of the year, the Company will continue to aggressively attempt to generate cash using the newly adopted Economic Value Added, or EVA, philosophy. Anticipated cash flow from operations will substantially fund working capital, capital expenditures and dividend payments.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

          (a)  Knape  &  Vogt   Manufacturing   Company's   Annual   Meeting  of
     Shareholders was held on October 17, 1997.

          (b) Proxies were distributed by Knape & Vogt Manufacturing Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no opposition to management's nominees as listed in the proxy statement, and all nominees were elected.

     The vote on the nominees was:

                                                For                 Withheld
     John E. Fallon (1) (2)                   23,064,719           1,104,917
     Allan E. Perry (1) (3)                    2,455,075             344,602

     (1)  Term expires in 2000.
     (2) Elected by vote of holders of Common stock and Class B Common stock voting as a class.
     (3)  Elected by vote of holders of Common stock voting as a class.

     Members of the board of directors whose terms have not yet expired are William R. Dutmers, term expiring in 1999, Richard S. Knape, term expiring in 1999, Michael J. Kregor, term expiring in 1999, Mary Rita Cuddohy, term expiring in 1999, Raymond E. Knape, term expiring in 1998, Herbert F. Knape, term expiring in 1998, and Richard C. Simkins, term expiring in 1998.

          (c) The following proposal was adopted by a vote of the majority of the outstanding shares of Knape & Vogt Common Stock and Class B Common Stock as follows:

     A proposal to approve the Company's 1997 Stock Incentive Plan.

     The vote on the proposal above was:

     For                                         22,075,703
     Against                                      1,366,185
     Abstain                                        242,676


Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits - None

          (b) Reports on Form 8-K There were no reports on Form 8-K filed for the three months ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Knape & Vogt Manufacturing Company
                                                  (Registrant)





Date:        February 10, 1998                 /s/ Allan E. Perry
                                               Allan E. Perry
                                               President and
                                               Chief Executive Officer

Date:        February 10, 1998                 /s/ Richard C. Simkins
                                               Richard C. Simkins
                                               Executive Vice President, CFO,
                                               Secretary and Treasurer