Form 10-Q
period 1998-03-31
KNAPE & VOGT MANUFACTURING CO
filed 1998-05-08
CIK 56362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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

                               YES __X__ NO ______

         3,502,603 common shares were outstanding as of April 30, 1998. 2,433,022 Class B common shares were outstanding as of April 30, 1998.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I.           FINANCIAL INFORMATION

 Item 1   Financial Statements

     Condensed Consolidated Balance Sheets
     --March 31, 1998 (Unaudited) and June 30, 1997............................2

     Condensed Consolidated Statements of Income (Unaudited)
     --Nine Months and Three Months Ended March 31, 1998 and 1997..............3

     Condensed Consolidated Statements of Cash Flows (Unaudited)
     --Nine Months Ended March 31, 1998 and 1997...............................4

     Notes to Condensed Consolidated Financial Statements (Unaudited)..........5

  Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations....................................6-8

PART II.          OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K....................................9

SIGNATURES....................................................................10

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        March 31, 1998   June 30, 1997
                                                                       ---------------   -------------
                                                                       (Unaudited)
Assets
         Cash and equivalents                                          $   2,457,213    $   1,146,546
         Accounts receivable - net                                        27,941,850       24,991,341
         Refundable income taxes                                             200,000        1,578,681
         Inventories                                                      18,904,694       18,629,454
         Other current assets                                              4,211,614        3,686,042
         Net current assets of discontinued operation                              0        1,462,089
                                                                       -------------    -------------
                  Total current assets                                    53,715,371       51,494,153
                                                                       -------------    -------------
         Property, plant and equipment                                    84,207,825       80,771,246
         Less accumulated depreciation                                    37,026,644       32,184,444
                                                                       -------------    -------------
                  Net property, plant and equipment                       47,181,181       48,586,802
                                                                       -------------    -------------
         Net property, plant and equipment of discontinued operation               0        1,440,740
         Other assets                                                     22,104,480       24,220,003
                                                                       -------------    -------------
                                                                       $ 123,001,032    $ 125,741,698
                                                                       =============    =============

Liabilities and Stockholders' Equity
         Accounts payable                                              $  12,693,431    $   5,976,683
         Other accrued liabilities                                         9,451,408        6,251,436
                                                                       -------------    -------------
                  Total current liabilities                               22,144,839       12,228,119

         Long-term debt                                                   17,400,000       29,000,000
         Deferred income taxes and other long-term liabilities             9,003,035       11,053,081
                                                                       -------------    -------------
                  Total liabilities                                       48,547,874       52,281,200
                                                                       -------------    -------------

Stockholders' equity
         Common stock                                                     11,865,004       11,807,658
         Additional paid-in capital                                       33,684,865       33,340,541
         Foreign currency translation adjustment                          (1,605,305)      (1,345,978)
         Retained earnings                                                30,508,594       29,658,277
                                                                       -------------    -------------
                  Total stockholders' equity                              74,453,158       73,460,498
                                                                       -------------    -------------
                                                                       $ 123,001,032    $ 125,741,698
                                                                       =============    =============

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                               Nine Months Ended                Three Months Ended
                                       Mar. 31, 1998    Mar. 31, 1997    Mar. 31, 1998    Mar. 31, 1997
                                       --------------   -------------    -------------    -------------
Net sales                              $ 136,805,813    $ 132,675,931    $  49,469,554    $  46,072,548

Cost of sales                            103,503,505       99,406,928       37,914,628       34,615,069
                                       -------------    -------------    -------------    -------------
Gross profit                              33,302,308       33,269,003       11,554,926       11,457,479

Selling and administrative expenses       21,692,956       21,493,160        7,711,214        7,284,146

Restructuring charges                      2,386,971          373,235        2,386,971          373,235
                                       -------------    -------------    -------------    -------------
Operating income                           9,222,381       11,402,608        1,456,741        3,800,098

Other expenses                             1,081,662        1,631,869          335,258          542,679
                                       -------------    -------------    -------------    -------------
Income from continuing operations
   before income taxes                     8,140,719        9,770,739        1,121,483        3,257,419

Income taxes - continuing operations       3,105,000        3,548,000          573,000        1,196,000
                                       -------------    -------------    -------------    -------------

Income from continuing operations          5,035,719        6,222,739          548,483        2,061,419

Loss from discontinued operation,
   net of taxes                           (1,368,278)        (471,624)      (1,274,639)        (471,624)
                                       -------------    -------------    -------------    -------------

Net income (loss)                      $   3,667,441    $   5,751,115    $    (726,156)   $   1,589,795
                                       =============    =============    =============    =============

Per common share:

Basic EPS:
Income from continuing operations      $         .85    $        1.06    $         .09    $         .35
Loss from discontinued operation                (.23)            (.08)            (.21)            (.08)
                                       -------------    -------------    -------------    -------------
Net income                             $         .62    $         .98    $        (.12)   $         .27
                                       =============    =============    =============    =============

Weighted average shares outstanding        5,919,601        5,887,438        5,924,435        5,890,102

Diluted EPS:
Income from continuing operations      $         .85    $        1.05    $         .10    $         .34
Loss from discontinued operation                (.23)            (.08)            (.22)            (.08)
                                       -------------    -------------    -------------    -------------
Net income                             $         .62    $         .97    $        (.12)   $         .26
                                       =============    =============    =============    =============

Weighted average shares outstanding        5,953,418        5,902,206        5,964,794        5,908,438

Cash Dividend - Common stock           $        .495    $        .495    $        .165    $        .165

Cash Dividend - Class B common stock   $         .45    $         .45    $         .15    $         .15

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine Months Ended
                                                        Mar. 31, 1998    Mar. 31, 1997
                                                        -------------    -------------
Operating Activities:
     Net income                                         $  3,667,441    $  5,751,115
     Non-cash items:
         Depreciation and amortization                     5,911,058       5,800,839
         Deferred income taxes                            (1,732,000)         10,000
         Other long-term liabilities                        (315,137)       (303,220)
         Loss on sale of the discontinued operation          937,268               0
         Changes in operating assets and liabilities:
              Accounts receivable                         (3,000,045)     (5,331,826)
              Inventories                                   (297,524)        (45,218)
              Net assets of discontinued operation                 0         903,026
              Other current assets                           610,815         668,977
              Accounts payable and accrued expenses       10,100,202      (1,156,226)
                                                        ------------    ------------
Net cash from operating activities                        15,882,078       6,297,467
                                                        ------------    ------------

Investing Activities:
     Additions to property and equipment                  (3,548,463)     (5,044,891)
     Sale of property and equipment                            1,693       3,345,678
     Disposition of discontinued operation                 1,920,352               0
     Payments for other assets                             1,078,485        (645,988)
                                                        ------------    ------------
Net cash for investing activities                           (547,933)     (2,345,201)
                                                        ------------    ------------

Financing Activities:
     Proceeds from issuance of common stock                  401,670         119,810
     Payments on long-term debt                          (11,600,000)     (1,200,000)
     Cash dividends paid                                  (2,817,124)     (2,801,724)
                                                        ------------    ------------
Net cash for financing activities                        (14,015,454)     (3,881,914)
                                                        ------------    ------------

Effect of Exchange Rate Changes on Cash                       (8,024)        (10,563)
                                                        ------------    ------------

Net Increase in Cash & Equivalents                         1,310,667          59,789

Cash and Equivalents:
         Beginning of year                                 1,146,546         244,271
                                                        ------------    ------------
         End of period                                  $  2,457,213    $    304,060
                                                        ============    ============

Cash Paid During the Period - interest                  $  1,069,096    $  1,529,813
                            - income taxes              $  2,474,702    $  2,775,148

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

Common stock is $2 par - shares authorized 6,000,000 of common stock and 4,000,000 of Class B common stock. Shares issued: 3,499,480 of common stock and 2,433,022 of Class B stock at March 31, 1998; and 3,465,664 of common stock and 2,438,165 of Class B common stock at June 30, 1997.

Note 3 - Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

                                                 Mar. 31, 1998             June 30, 1997
                                                 -------------             -------------
Finished products                               $   11,286,174            $   11,219,379
Work in process                                      2,975,257                 1,950,391
Raw materials                                        4,643,263                 5,459,684
                                                --------------            --------------
Total                                           $   18,904,694            $   18,629,454
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

RESULTS OF OPERATIONS


Net Sales

The following table indicates the Company's sales (in millions) and percentage of total sales by product category for the nine month and three month periods ended March 31, 1998 and 1997:

                               Nine Months ended March 31,                               Three Months ended March 31,
                              1998                   1997                           1998                        1997
                              ----                   ----                           ----                        ----
Shelving systems          $  64.4      47.1%      $  61.8        46.6%      $  23.3         47.1%        $  21.1        45.8%
Drawer slides                50.9      37.2%         46.3        34.9%         19.0         38.4%           16.2        35.1%
Hardware                     21.5      15.7%         21.6        16.3%          7.2         14.5%            7.5        16.3%
Furniture components          0.0       0.0%          3.0         2.2%          0.0          0.0%            1.3         2.8%
                          -------     ------      -------       ------      -------        ------        -------       ------
Total                     $ 136.8     100.0%      $ 132.7       100.0%      $  49.5        100.0%        $  46.1       100.0%
                          =======     ======      =======       ======      =======        ======        =======       ======

Net sales for the nine months and third quarter of fiscal 1998 increased $4.1 million, or 3.1%, and $3.4 million, or 7.4%, respectively, over the comparable periods of fiscal 1997. Shelving systems sales increased by $2.2 million, or 10.4%, for the quarter due to the addition of two national retail customers for the free-standing shelving products which was previously announced in the second quarter. Drawer slide sales increased by $2.8 million, or 17.3%, for the quarter due to strong sales of precision drawer slides including continued ramp-up in shipments of precision drawer slides to the metal office furniture market. Hardware product line sales decreased during the quarter by $0.3 million from last year despite Feeny's continued increase in the sales of its kitchen and bath storage products. This increase was offset by a decrease in the Iron Horse product line, caused by a reduction in promotions of the product line at major home centers. Furniture component sales were eliminated with the sale of Modar at the end of the third quarter of fiscal 1997.

Costs and Expenses

Cost of sales was 75.7% of sales for the first nine months and 76.6% of sales for the third quarter of fiscal 1998 compared to 74.9% and 75.1% of sales for the first nine months and third quarter of fiscal 1997, respectively. The increase is due in part to the Company's continued investments in manufacturing and sales to aggressively enter the metal office furniture market. The increase in cost of sales also reflects transition costs that cannot be classified as restructuring related to the reorganization of the Company's Canadian operation near Toronto and continued softness in the Canadian dollar.

Selling and administrative expenses for the nine months was 15.9% of sales compared to 16.2% for the same period last year and for the third quarter decreased to 15.6% of sales from 15.8% for the same quarter last year. The reductions are due to the Company's ability to keep costs flat on a higher revenue stream, as well as the cost savings from the sale of Modar.

A one-time restructuring charge of $2,386,971 was recorded in the third quarter of fiscal 1998 for Knape & Vogt Canada. Knape & Vogt announced in March 1998 its plans to reorganize its Canadian operation, including the sale of the Company's manufacturing facility and equipment in the Toronto area. The Company will continue to sell and distribute its products in Canada and maintain a sales office in the Toronto area. The after-tax effect of the sale was a loss of $1,786,971 or $.30 per share.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The fiscal 1997 restructuring charge of $373,235 represents the difference between the original estimate and the actual loss from the decision to sell Modar, Inc. Modar was sold on March 28, 1997, to Preferred Fixture, Inc. located in Glastonbury, Connecticut. The after-tax effect of the sale was a loss of $246,235 or $.04 per share.

Other Expenses

Interest expense was $298,941 for the quarter ended March 31, 1998, compared to $497,603 for the quarter ended March 31, 1997. The Company has reduced its level of borrowing to $17,400,000 at March 31, 1998, from $33,800,000 at March 31,
1997. Interest expense for the nine months ended March 31, 1998, was $1,016,053 compared to $1,518,791 for the nine months ended March 31, 1997.

Income Taxes

The effective tax rate for the nine months and quarter ended March 31, 1998, was 38.1% and 51.1% compared to 36.3% and 36.7% for the nine months and quarter ended March 31, 1997. The effective tax rates are higher due to a possible restriction on fully utilizing the net operating losses generated in Canada, thereby reducing the tax benefit recognized on the restructuring loss recorded for Knape & Vogt Canada.

Income from Continuing Operations

Income from continuing operations was $5,035,719 for the first nine months and $548,483 for the third quarter of fiscal 1998. Diluted earnings per share from continuing operations for the nine months was $.85 compared to $1.05 in fiscal 1997. Diluted earnings per share for the quarter ended March 31, 1998 was $.10 compared to $.34 for the third quarter last year. Excluding the after-tax restructuring charges of $1,786,971 in fiscal 1998 and $246,235 in fiscal 1997, diluted earnings per share would have been $1.15 and $.40 for the nine and three months ended March 31, 1998, respectively, and $1.09 and $.38 for the nine and three months ended March 31, 1997.

Loss from Discontinued Operation

Loss from discontinued operation was $1,368,278, or $.23 diluted earnings per share, for the first nine months and $1,274,639, or $.22 diluted earnings per share for the three months ended March 31, 1998. The discontinued operation, Roll-it, was sold on March 27, 1998. Included in the fiscal 1998 loss from discontinued operation is a third quarter loss of $937,268, or $.16 per share, which represents the difference between the original estimate and the actual loss from the decision to sell Roll-it.

In the third quarter of fiscal 1997 the Company recorded a loss of $471,624, or $.08 diluted earnings per share, from discontinued operation, which was an adjustment to the estimated provision for operating losses of Roll-it through fiscal year 1997. Income or loss attributable to Roll-it's operations beyond fiscal year 1997 were recorded as incurred in each reporting period.

Net Income

Net income of $3,667,441 for the nine months was 2.7% of sales compared to $5,751,115 for the first nine months last year which was 4.3% of sales. For the quarter ended March 31, 1998, net loss was $726,156 compared to net income of $1,589,795 for the third quarter of last year.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Net income for the third quarter and nine months ended March 31, 1998, includes the after-tax charge of $1,786,971 to record the restructuring of Knape & Vogt Canada and a loss from discontinued operation of $1,368,278 for the nine months and $1,274,639 for the third quarter. Net income for the third quarter and nine months ended March 31, 1997, includes the after-tax charge of $246,235 for restructuring and $471,624 for loss from discontinued operation.

Excluding the restructuring charges and loss from discontinued operation charges, net income was $6,822,690 for the nine months, or 5.0% of sales, compared to $6,468,974 for the first nine months last year which was 4.9% of sales. For the quarter ended March 31, 1998, net income would have been $2,335,454 compared to $2,307,654 for the third quarter of last year.

Liquidity and Capital Resources

Net cash from operating activities for the first nine months of fiscal 1998 provided $15,882,078 as compared to $6,297,467 for the first nine months of fiscal 1997. Accounts payable and accrued expenses increased by $10,100,202 in the first nine months of fiscal 1998 compared to a decrease of $1,156,226 in the first nine months of fiscal 1997. Days sales outstanding at the end of the third quarter of fiscal 1998 were 54 compared to 58 at the end of fiscal 1997. This reduction has resulted in an improvement in our accounts receivable collection of over $2,000,000 compared to the end of the third quarter of fiscal 1997. The overall improvement in liquidity is a direct result of the Company's focus on cash management.

Capital expenditures totaled $3,548,463 for the nine months ended March 31, 1998, compared to $5,044,891 for the nine months ended March 31, 1997. Capital expenditures for the fiscal year are anticipated to be between $4,000,000 and $5,000,000. Long-term debt of $17,400,000 at the end of the third quarter has declined $11,600,000 since June 30, 1997, primarily due to cash provided from operating activities. In the remainder of the year, the Company will continue to aggressively attempt to generate cash using the newly adopted Economic Value Added, or EVA, philosophy. Anticipated cash flow from operations will substantially fund working capital, capital expenditures and dividend payments.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - None

          (b)  Reports on Form 8-K
               There were no reports on Form 8-K filed for the three months ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Knape & Vogt Manufacturing Company
                                                       (Registrant)





Date:        May 8, 1998                          /s/Allan E. Perry
                                                  Allan E. Perry
                                                  President and
                                                  Chief Executive Officer

Date:        May 8, 1998                          /s/ Richard C. Simkins
                                                  Richard C. Simkins
                                                  Executive Vice President, CFO,
                                                  Secretary and Treasurer