Form 10-Q/A
period 1998-03-31
KNAPE & VOGT MANUFACTURING CO
filed 1998-09-01
CIK 56362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q / A

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

                                      INDEX

                                                                        Page No.

PART I.           FINANCIAL INFORMATION

   Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets
       --March 31, 1998 (Unaudited) and June 30, 1997..........................2

       Condensed Consolidated Statements of Income (Unaudited)
       --Nine Months and Three Months Ended March 31, 1998 and 1997............3

       Condensed Consolidated Statements of Cash Flows (Unaudited)
       --Nine Months Ended March 31, 1998 and 1997.............................4

       Notes to Condensed Consolidated Financial Statements (Unaudited)........5

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................6-8

PART II.          OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K...................................9

SIGNATURES        ............................................................10

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        March 31, 1998         June 30, 1997
                                                                         (Unaudited)
Assets
         Cash and equivalents ......................................   $   2,457,213         $   1,146,546
         Accounts receivable - net .................................      27,941,850            24,991,341
         Refundable income taxes ...................................         200,000             1,578,681
         Inventories ...............................................      18,904,694            18,629,454
         Other current assets ......................................       4,211,614             3,686,042
         Net current assets of discontinued operation ..............               0             1,462,089
                                                                       -------------         -------------
                  Total current assets .............................      53,715,371            51,494,153
                                                                       -------------         -------------
         Property, plant and equipment .............................      84,207,825            80,771,246
         Less accumulated depreciation .............................      37,026,644            32,184,444
                                                                       -------------         -------------
                  Net property, plant and equipment ................      47,181,181            48,586,802
                                                                       -------------         -------------
         Net property, plant and equipment of discontinued operation               0             1,440,740
         Other assets ..............................................      22,104,480            24,220,003
                                                                       -------------         -------------
                                                                       $ 123,001,032         $ 125,741,698
                                                                       =============         =============
Liabilities and Stockholders' Equity
         Accounts payable ..........................................   $  12,693,431         $   5,976,683
         Other accrued liabilities .................................       9,451,408             6,251,436
                                                                       -------------         -------------
                  Total current liabilities ........................      22,144,839            12,228,119

         Long-term debt ............................................      17,400,000            29,000,000
         Deferred income taxes and other long-term liabilities .....       9,003,035            11,053,081
                                                                       -------------         -------------
                  Total liabilities ................................      48,547,874            52,281,200
                                                                       -------------         -------------
Stockholders' equity
         Common stock ..............................................      11,865,004            11,807,658
         Additional paid-in capital ................................      33,684,865            33,340,541
         Foreign currency translation adjustment ...................               0            (1,345,978)
         Retained earnings .........................................      28,903,289            29,658,277
                                                                       -------------         -------------
                  Total stockholders' equity .......................      74,453,158            73,460,498
                                                                       -------------         -------------
                                                                       $ 123,001,032         $ 125,741,698
                                                                       =============         =============

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Nine Months Ended                Three Months Ended
                                             Mar. 31, 1998   Mar. 31, 1997    Mar. 31, 1998   Mar. 31, 1997
                                            --------------   -------------    -------------   -------------
Net sales ..............................   $ 136,805,813    $ 132,675,931    $  49,469,554    $  46,072,548

Cost of sales ..........................     103,503,505       99,406,928       37,914,628       34,615,069
                                           -------------    -------------    -------------    -------------
Gross profit ...........................      33,302,308       33,269,003       11,554,926       11,457,479

Selling and administrative expenses ....      21,692,956       21,493,160        7,711,214        7,284,146

Restructuring charges ..................       3,992,276          373,235        3,992,276          373,235
                                           -------------    -------------    -------------    -------------
Operating income (loss) ................       7,617,076       11,402,608         (148,564)       3,800,098

Other expenses .........................       1,081,662        1,631,869          335,258          542,679
                                           -------------    -------------    -------------    -------------
Income (loss) from continuing operations
   before income taxes .................       6,535,414        9,770,739         (483,822)       3,257,419

Income taxes - continuing operations ...       3,105,000        3,548,000          573,000        1,196,000
                                           -------------    -------------    -------------    -------------
Income (loss) from continuing operations       3,430,414        6,222,739       (1,056,822)       2,061,419

Loss from discontinued operation,
   net of taxes ........................      (1,368,278)        (471,624)      (1,274,639)        (471,624)
                                           -------------    -------------    -------------    -------------
Net income (loss) ......................   $   2,062,136    $   5,751,115    $  (2,331,461)   $   1,589,795
                                           =============    =============    =============    =============

Per common share:

Basic EPS:
Income (loss) from continuing operations   $         .58    $        1.06    $        (.18)   $         .35
Loss from discontinued operation                    (.23)            (.08)            (.21)            (.08)
                                           -------------    -------------    -------------    -------------
Net income (loss)                          $         .35    $         .98    $        (.39)   $         .27
                                           =============    =============    =============    =============

Weighted average shares outstanding            5,919,601        5,887,438        5,924,435        5,890,102

Diluted EPS:
Income (loss) from continuing operations   $         .58    $        1.05    $        (.17)   $        .34
Loss from discontinued operation                    (.23)            (.08)            (.22)           (.08)
                                           -------------    -------------    -------------    -------------
Net income (loss)                          $         .35    $         .97    $        (.39)   $        .26
                                           =============    =============    =============    ============

Weighted average shares outstanding            5,953,418        5,902,206        5,964,794       5,908,438

Cash Dividend - Common stock               $        .495    $        .495    $        .165    $       .165

Cash Dividend - Class B common stock       $         .45    $         .45    $         .15    $        .15

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                 Mar. 31, 1998   Mar. 31, 1997
Operating Activities:
     Net income .............................................   $  2,062,136    $  5,751,115
     Non-cash items:
         Depreciation and amortization ......................      5,911,058       5,800,839
         Deferred income taxes ..............................     (1,732,000)         10,000
         Other long-term liabilities ........................       (315,137)       (303,220)
         Loss on sale of the discontinued operation .........        937,268               0
         Write-off of foreign currency translation adjustment      1,605,305               0
         Changes in operating assets and liabilities:
              Accounts receivable ...........................     (3,000,045)     (5,331,826)
              Inventories ...................................       (297,524)        (45,218)
              Net assets of discontinued operation ..........              0         903,026
              Other current assets ..........................        610,815         668,977
              Accounts payable and accrued expenses .........     10,100,202      (1,156,226)
                                                                ------------    ------------
Net cash from operating activities ..........................     15,882,078       6,297,467
                                                                ------------    ------------

Investing Activities:
     Additions to property and equipment ....................     (3,548,463)     (5,044,891)
     Sale of property and equipment .........................          1,693       3,345,678
     Disposition of discontinued operation ..................      1,920,352               0
     Payments for other assets ..............................      1,078,485        (645,988)
                                                                ------------    ------------
Net cash for investing activities ...........................       (547,933)     (2,345,201)
                                                                ------------    ------------

Financing Activities:
     Proceeds from issuance of common stock .................        401,670         119,810
     Payments on long-term debt .............................    (11,600,000)     (1,200,000)
     Cash dividends paid ....................................     (2,817,124)     (2,801,724)
                                                                ------------    ------------
Net cash for financing activities ...........................    (14,015,454)     (3,881,914)
                                                                ------------    ------------
Effect of Exchange Rate Changes on Cash .....................         (8,024)        (10,563)
                                                                ------------    ------------
Net Increase in Cash & Equivalents ..........................      1,310,667          59,789

Cash and Equivalents:
         Beginning of year ..................................      1,146,546         244,271
                                                                ------------    ------------
         End of period ......................................   $  2,457,213    $    304,060
                                                                ============    ============
Cash Paid During the Period    - interest                       $  1,069,096    $  1,529,813
                               - income taxes ...............   $  2,474,702    $  2,775,148

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

                                                 Mar. 31, 1998             June 30, 1997
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

Note 5 - Newly Adopted Accounting Standard

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." The statement simplifies the standards for computing earnings per share (EPS), and makes them comparable to international EPS standards. The statement requires the presentation of both "basic" and "diluted" EPS on the face of the income statement with a supplementary reconciliation of numerators and denominators used in the calculations. For the periods presented, the numerators remained the same in both the basic and diluted EPS calculations. The denominator was increased in the diluted computation due to the recognition of stock options as common stock equivalents.

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

RESULTS OF OPERATIONS


Net Sales

The following table indicates the Company's sales (in millions) and percentage of total sales by product category for the nine month and three month periods ended March 31, 1998 and 1997:

                               Nine Months ended March 31,                            Three Months ended March 31,
                            1998                      1997                         1998                                1997
                            ----                      ----                         ----                                ----
Shelving systems          $ 64.4        47.1%      $     61.8        46.6%      $     23.3         47.1%      $    21.1        45.8%
Drawer slides               50.9        37.2%            46.3        34.9%            19.0         38.4%           16.2        35.1%
Hardware                    21.5        15.7%            21.6        16.3%             7.2         14.5%            7.5        16.3%
Furniture components         0.0         0.0%             3.0         2.2%             0.0          0.0%            1.3         2.8%

Total                     $136.8       100.0%       $   132.7       100.0%      $     49.5        100.0%      $    46.1       100.0%

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

A one-time restructuring charge of $3,992,276 was recorded in the third quarter of fiscal 1998 for Knape & Vogt Canada. Knape & Vogt announced in March 1998 its plans to reorganize its Canadian operation, including the sale of the Company's manufacturing facility and equipment in the Toronto area. Included in the restructuring charge is a reduction of the foreign currency translation adjustment account of $1,605,305. The Company will continue to sell and distribute its products in Canada and maintain a sales office in the Toronto area. The after-tax effect of the restructuring was a loss of $3,392,276 or $.57 per share.

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

Income Taxes

The effective tax rate for the nine months and quarter ended March 31, 1998, was 47.5% and (118.4%) compared to 36.3% and 36.7% for the nine months and quarter ended March 31, 1997. The effective tax rates are higher due to a possible restriction on fully utilizing the net operating losses generated in Canada and the write-off of the cumulative foreign currency translation adjustment for which there is no expected tax benefit, thereby reducing the tax benefit recognized on the restructuring loss recorded for Knape & Vogt Canada.

Income (Loss) from Continuing Operations

Income (loss) from continuing operations was $3,430,414 for the first nine months and ($1,056,822) for the third quarter of fiscal 1998. Diluted earnings per share from continuing operations for the nine months was $.58 compared to $1.05 in fiscal 1997. Diluted earnings per share for the quarter ended March 31, 1998 was ($.17) compared to $.34 for the third quarter last year. Excluding the after-tax restructuring charges of $3,392,276 in fiscal 1998 and $246,235 in fiscal 1997, diluted earnings per share would have been $1.15 and $.40 for the nine and three months ended March 31, 1998, respectively, and $1.09 and $.38 for the nine and three months ended March 31, 1997.

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

Net Income

Net income of $2,062,136 for the nine months was 1.5% of sales compared to $5,751,115 for the first nine months last year which was 4.3% of sales. For the quarter ended March 31, 1998, net loss was $2,331,461 compared to net income of $1,589,795 for the third quarter of last year.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Net income for the third quarter and nine months ended March 31, 1998, includes the after-tax charge of $3,392,276 to record the restructuring of Knape & Vogt Canada and a loss from discontinued operation of $1,368,278 for the nine months and $1,274,639 for the third quarter. Net income for the third quarter and nine months ended March 31, 1997, includes the after-tax charge of $246,235 for restructuring and $471,624 for loss from discontinued operation.

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



                                              Knape & Vogt Manufacturing Company
                                                        (Registrant)





Date:  September 1, 1998                                 /s/ Allan E. Perry
                                                         Allan E. Perry
                                                         President and
                                                         Chief Executive Officer

Date:  September 1, 1998                                 /s/ Jack D. Poindexter
                                                         Jack D. Poindexter
                                                         Chief Financial Officer
                                                         and Treasurer