Form 10-K
period 1998-06-30
KNAPE & VOGT MANUFACTURING CO
filed 1998-09-01
CIK 56362

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1998
     or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $104,763,139 as of August 28, 1998.

Number of shares outstanding of each class of common stock as of August 28, 1998: 3,523,375 shares of Common Stock, par value $2.00 per share, and 2,427,727 shares of Class B Common Stock, par value $2.00 per share.

Documents incorporated by reference. Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on October 16, 1998, are incorporated by reference into Part III of this Report.

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

    The following significant events occurred in fiscal 1998:

     On March 27, 1998, the Company completed the sale of Roll-it, which was accounted for as a discontinued operation.

     In May of 1998 the Company sold its Knape & Vogt Canada manufacturing facility and equipment in the Toronto area as part of a plan of reorganization of its Canadian operation. The Company will continue to sell and distribute its products in Canada and maintain a sales office in the Toronto area.


     The following significant events occurred subsequent to June 30, 1998:

     On August 31, 1998, the Company entered into a definitive agreement to sell
     The  Hirsh  Company,   a  wholly  owned  subsidiary,   which   manufactures
     free-standing shelving, wood storage products and workshop accessories.

     On September 1, 1998, the Company announced its Board of Directors had approved a new financial strategy which includes authorization to purchase up to
1.35 million shares of the Company's common stock, including 1.2 million shares pursuant to a "Dutch Auction" self-tender offer. Also included in the new financial strategy was approval by the Board of Directors of a post Dutch Auction purchase in the open market or in privately negotiated transactions of common stock in an amount which when added to the number of shares of common stock purchased in the Dutch Auction would equal 1,350,000.

Item 1(b)--Financial Information About Industry Segments

     The Company believes that a dominant portion of the Company's operations (more than 95%) is in a single industry segment -- the design, manufacture, and marketing of storage products. Accordingly, no separate industry segment information is presented.

Item 1(c)--Narrative Description of Business

     Products, Services, Markets, and Methods of Distribution. The Company's storage products include a complete line of decorative and utility wall-attached shelving systems. Drawer slides manufactured by the Company include precision, Euro-style and utility slides. Precision drawer slides use ball bearings, and Euro-style and utility drawer slides use rollers. The Company manufactures many different hardware products such as closet rods, kitchen storage products and various fixtures.

     Approximately 44% of the Company's sales were to the consumer market and 56% of the Company's sales were to original equipment manufacturers and specialty distributors.

     While the Company does not maintain precise sales records by product category, management believes that the approximate sales of the Company's major product groups during the last three fiscal years were as follows:

                                                                  Year Ended June 30
    Class of Products                                      1998          1997            1996
                                                                (dollars in millions)
                                                         Sales         Sales            Sales
          Shelving Systems                             $ 83.0          $ 82.0          $ 79.5
          Drawer Slides                                  69.8            62.3            52.4
          Hardware                                       28.8            29.3            28.1
          Furniture Components                            0.0             3.0             3.0
                                                       ------          ------          ------
          Total                                        $181.6          $176.6          $163.0
                                                        =====           =====           =====

     New Product and Capital Spending Information. Capital spending in fiscal 1999 should remain at approximately the same level as in fiscal 1998, when capital spending was $4.2 million.

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

     Importance of Limited Number of Customers. The Company estimates that at present it has over 1,400 active customers with approximately 35,000 outlets, of which the five largest customers account for less than 15% of sales and no one of which accounts for more than 6% of sales. The Company does not believe that its business is dependent upon any single or small number of customers, the loss of which would have a materially adverse effect upon the Company.

     Backlog of Orders. The Company does not believe that information concerning backlog is material to an understanding of its business.

     Government Contracts. The Company does not believe that any portion of its business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

     Competition. All aspects of the business in which the Company is engaged are highly competitive. Competition is based upon price, service and quality. In the various markets served by the Company, it competes with a number of manufacturers that have significantly greater resources and sales, including several conglomerate corporations, and with numerous smaller companies. While the Company is not aware of any reliable statistics that are available to enable the Company to accurately determine its relative position in the industry, either overall or with respect to any particular product or market, the Company believes that it is one of the three leading manufacturers of its type of shelving systems in North America and that it is one of the three leading manufacturers of drawer slides in North America.

     Research, Design and Development. Approximately $1,225,000 was spent in fiscal 1998 in the development of new products and in the improvement of existing products; approximately $1,373,000 was spent in fiscal 1997 and $1,223,000 in fiscal 1996 for the same purposes. The amount of research and development expenditures are determined by specific identification of the costs, which are expensed as incurred.

     Environmental   Matters.   The  Company  does  not  believe  that  existing
environmental regulations will have any material effect upon the capital expenditures, earnings, and competitive position of the Company.

     Employees.  At June  30,  1998,  the  Company  employed  approximately  950 persons. None of the Company's employees are represented by collective bargaining agents except the hourly employees at The Hirsch Company, who are represented by the International Association of Bridge, Structural and Ornamental Iron Workers.

Item 1(d)--Information About Foreign Operations

     The Company's Canadian operation accounted for approximately 8% of consolidated sales. Approximately 5% of consolidated net sales were derived from export shipments from the Company's United States operations to customers in other foreign countries. The Company does not know of any particular risks attendant thereto, except that fluctuating exchange rates between the United States and Canadian currencies and other factors beyond the control of the Company, such as tariff and foreign economic policies, may affect future results of such business. Reference is made to Notes 2 and 3 of the Notes to the Company's Consolidated Financial Statements contained herein for the fiscal year ended June 30, 1998, for a presentation of additional information concerning the Company's foreign operations.

                               ITEM 2--PROPERTIES

     The Company owned or leased the following offices and manufacturing facilities as of June 30, 1998:

        Location                   Description                                       Interest
Grand Rapids, Michigan       Executive offices and manufacturing facilities;         Owned
                             444,000 sq. ft. on 41 acres.

Sparks, Nevada               Warehouse; 76,000 sq. ft.                               Leased

Skokie, Illinois             Manufacturing facility and offices;                     Leased
                             298,000 sq. ft. on 12 acres.

Muncie, Indiana              Manufacturing facilities and office;                    Owned
                             98,000 sq. ft. on 12 acres.

Muncie, Indiana              Warehouse; 5,000 sq. ft.                                Leased


Mississauga, Ontario         Office; 1,900 sq. ft.                                   Leased

The facilities indicated are owned in fee by the Company and are subject to no material encumbrances. The Company believes that its facilities are generally adequate for its operations and are maintained in a state of good repair. The Company believes it is in compliance with all applicable state and federal air and water pollution control laws. During the five years ended June 30, 1998, the Company spent approximately $28,000,000 for expansion, modernization and improvements of its facilities and equipment.

                            ITEM 3--LEGAL PROCEEDINGS

     As of the date hereof, the Company has no material pending legal proceedings other than ordinary routine litigation incidental to the Company's business.

           ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

              ADDITIONAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company were, at June 30, 1998, as follows:

                                                                                       Year First Elected
    Name                        Age           Positions and Offices Held               an Executive Officer
William R. Dutmers              41            Chairman of the Board of Directors              1998

Allan E. Perry                  58            Director, President and Chief                   1978
                                              Executive Officer

Richard C. Simkins              55            Director, Executive V.P., C.F.O.,               1985
                                              Secretary and Treasurer

Michael G. Van Rooy             45            Vice President - Manufacturing                  1994

John W. Vogus                   36            Vice President - Sales & Marketing              1997

Carman D. Hepburn               50            Vice President - Sales and Marketing            1985
                                              of Knape & Vogt Canada

     Mr. Dutmers was named Chairman of the Board of Directors in January 1998. Mr. Dutmers has been a member of the Board of Directors since April 1996.

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

     All terms of office are on an annual basis and will expire on October 16, 1998.

                                     PART II

            ITEM 5--MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
                COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Market Price. The Company's Common Stock is traded on the NASDAQ National Market under the ticker symbol KNAP. Stock price quotations can be found in major daily newspapers (listed KnapeV) and in the Wall Street Journal (listed KnapeVogt). As of August 28, 1998, there were approximately 3,300 shareholders of the Company's Common Stock and Class B Common Stock.

                              1998 Bid Price                           1997 Bid Price
                  ---------------------------------------- ----------------------------------------
Quarter                  High                 Low                 High                  Low
----------------  ------------------- -------------------- -------------------  -------------------
First                   $18.50               $15.88              $16.88               $12.25
Second                  $22.75               $18.50              $17.63               $14.25
Third                   $23.00               $20.00              $18.50               $15.50
Fourth                  $24.75               $21.25              $17.00               $14.75

     Dividends. The Company paid cash dividends on its shares of Common Stock and Class B Common Stock in the following amounts during the last two fiscal years.

                                                                          Per Share Cash Dividends
Year Ended June 30, 1998                                        Common Stock                Class B Common Stock
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

                                                                          Per Share Cash Dividends
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


     On August 14, 1998, the Board of Directors declared a $.165 per share cash dividend on shares of the Company's Common Stock and $.15 per share cash dividend on shares of its Class B Common Stock, payable September 4, 1998, to shareholders of record on August 25, 1998. On September 1, 1998, the Company announced its Board of Directors had approved a new financial strategy. Part of the new financial strategy included the substitution of quarterly stock dividends for cash dividends beginning with the fiscal 1999 second quarter.

                         ITEM 6--SELECTED FINANCIAL DATA

For the Year Ended                                              1998           1997            1996          1995           1994
                                                                (a)             (b)             (c)
Net sales...................................................$181,632,570   $176,630,294   $163,012,030   $168,190,969   $145,504,536
Cost of sales............................................... 139,332,670    133,081,765    124,408,648    127,296,470    107,701,337
Operating expenses (excluding interest expense).............  45,513,688     28,972,779     31,211,332     26,983,142     25,043,151
Interest expense............................................   1,224,394      1,986,522      2,253,992      2,471,652      1,426,328
Income (loss) from continuing operations before taxes.......  (4,438,182)    12,589,228      5,138,058     11,439,705     11,333,720
Income taxes................................................   3,931,000      4,264,000      2,035,000      3,849,000      4,020,000
Income (loss) from continuing operations....................  (8,369,182)     8,325,228      3,103,058      7,590,705      7,313,720
Income (loss) from discontinued operation...................  (1,368,278)      (471,624)    (3,037,926)       654,433        842,556
Net income (loss) ..........................................  (9,737,460)     7,853,604         65,132      8,245,138      8,156,276
Basic earnings per share from continuing operations.........       (1.41)          1.41           0.53           1.29           1.24
Basic earnings per share from discontinued operation........       (0.23)         (0.08)         (0.52)          0.11           0.15
Basic earnings per share....................................       (1.64)          1.33           0.01           1.40           1.39
Diluted earnings per share from continuing operations.......       (1.41)          1.41           0.53           1.29           1.24
Diluted earnings per share from discontinued operation......       (0.23)         (0.08)         (0.52)          0.11           0.14
Diluted earnings per share..................................       (1.64)          1.33           0.01           1.40           1.38
Dividends paid..............................................   3,760,383      3,738,138      3,727,321      3,722,814      3,373,493
Dividend payout, percent of income from continuing operations       (45%)           45%           120%            49%            46%
Dividends per share--common.................................        0.66           0.66           0.66           0.66           0.60
Dividends per share--Class B common ........................        0.60           0.60           0.60           0.60          0.545
Percentage of pre-tax income from continuing operations
  to sales                                                         (2.4%)          7.1%           3.2%           6.8%           7.8%
Capital expenditures........................................   4,228,552      7,763,482      8,032,779      4,181,472      3,837,249
Depreciation................................................  $6,604,799     $6,542,750     $6,190,031     $5,876,391     $5,250,453



At Year-End

Working capital............................................. $38,276,167    $39,266,034    $39,535,991    $45,796,753    $39,572,003
Ratio of current assets to current liabilities..............         2.5            4.2            4.0            5.8            3.4
Net property and equipment..................................  36,654,720     48,586,802     50,381,608     48,698,785     50,395,355
Total assets................................................ 104,033,087    125,741,698    129,225,159    131,433,714    133,655,919
Total debt..................................................   9,700,000     29,000,000     35,000,000     35,800,000     40,000,000
Debt to equity, percent.....................................         16%            39%            51%            49%            59%
Stockholders' equity........................................  61,756,674     73,460,498     69,173,750     72,713,836     67,973,890
Weighted average shares outstanding - basic.................   5,920,380      5,889,420      5,881,069      5,879,914      5,872,160
Weighted average shares outstanding - diluted...............   5,954,713      5,903,237      5,897,141      5,893,651      5,896,164
Stockholders' equity per share - basic......................      $10.43         $12.47         $11.76         $12.37         $11.58
Stockholders' equity per share - diluted....................      $10.37         $12.44          11.73          12.34          11.53
Number of employees.........................................         944          1,061          1,084          1,136          1,137

(a) 1998 figures include 1) an adjustment to the inventory obsolescence reserve of $910,000 recorded in cost of sales; 2) a restructuring charge for the reorganization of KV Canada of $3,992,276 recorded in operating expenses, and an income tax benefit of $600,000, for an after-tax effect of $3,392,276, or $0.57 per basic and diluted share; 3) an impairment charge for the sale of Hirsh of $11,800,000 recorded in operating expenses, and an income tax expense of $1,000,000, for an after-tax effect of $12,800,000, or $2.16 per basic and diluted share; 4) a $448,284 write-off of idle equipment; and 4) an after-tax charge of $937,268 or $0.16 per basic and diluted share to record the sale of Roll-it, a discontinued operation.

(b) 1997 figures include an after-tax charge of $246,235 or $0.04 per basic and diluted share to record the March 1997 sale of Modar.

(c) 1996 figures include an inventory liquidation of $863,000 recorded in cost of sales, a restructuring charge of $3,496,000 recorded in operating expenses, and an income tax benefit of $1,534,000, for an after-tax effect of $2,825,000, or $0.48 per basic and diluted share. The 1996 figures also include an after-tax charge of $2,700,000 to recognize the estimated loss on the sale of Roll-it, the Company's discontinued store fixture operation.

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

Results of Operations

     The table below sets forth certain items in the Consolidated Statements of Operations from continuing operations as a percentage of net sales:

Year ended June 30,                                  1998                 1997                1996
--------------------------------------------  ------------------  ------------------- -------------------
Net sales...................................        100.0%               100.0%              100.0%
Cost of sales...............................         76.7                 75.3                76.3
                                              ------------------  ------------------- -------------------
  Gross profit..............................         23.3                 24.7                23.7
Selling and administrative expenses.........         16.1                 16.1                16.8
Restructuring and impairment of assets......          8.7                   .3                 2.1
                                              ------------------  ------------------- -------------------
  Operating income (loss)...................         (1.5)                 8.3                 4.8
Interest expense............................           .6                  1.1                 1.4
Other expense...............................           .3                   .1                  .2
                                              ------------------  ------------------- -------------------
  Income (loss) from continuing operations
   before income taxes......................         (2.4)                 7.1                 3.2
Income taxes - continuing operations........          2.2                  2.4                 1.3
                                              ------------------  ------------------- -------------------
  Income (Loss)from continuing operations...        (4.6)%                 4.7%                1.9%
--------------------------------------------  ------------------  ------------------- -------------------

Fiscal 1998 compared with fiscal 1997

     Net sales in fiscal 1998 increased $5.0 million to a record $181.6 million, or 2.8%, over fiscal 1997 sales of $176.6 million. The increase in sales was due primarily to an increase in unit volumes. Drawer slide sales led this increase with a $7.5 million improvement. The increase was due to precision drawer slide sales continuing their rapid growth and the expansion of shipments into the metal office furniture market. Euro-style drawer slide sales increases in fiscal 1998 were offset by a decline in sales of utility slides. Drawer slide sales are expected to continue to increase in fiscal 1999 due to increases in demand for precision drawer slides and further penetration into the metal office furniture market. Shelving system sales increased by $1.0 million due to increases in sales of wall-attached shelving. The Company anticipates that sales from the wall-attached shelving portion of the shelving system product line will continue to grow in fiscal 1999. The free-standing shelving portion of the shelving system product line will be discontinued in fiscal 1999 with the sale of Hirsh (discussed below). Hardware sales declined $0.5 million in fiscal 1998 compared to fiscal 1997. Feeny's continued increase in the sales of its kitchen and bath storage products were offset by a decrease in the Hirsh Iron Horse product line. The decrease in sales of the Iron Horse product line was caused by a reduction in promotions of the product line at major home centers. Hardware sales will decline in fiscal 1999 with the discontinuance of the Iron Horse line due to the sale of Hirsh. The Company anticipates that sales of Feeny products will increase in fiscal 1999. Furniture component sales declined $3.0 million. No sales were recorded in fiscal 1998 due to the elimination of the product line in fiscal 1997 with the sale of Modar Inc. Hirsh sales in fiscal 1998 were approximately $38 million with about 90% of these sales in the shelving system product group and 10% in the hardware product group.

     Gross profit as a percentage of net sales was 23.3% in fiscal 1998, compared to 24.7% in fiscal 1997. Gross profit in fiscal 1998 included a $910,000 unfavorable adjustment to the inventory obsolescence reserve. Without this charge, gross profit as a percentage of net sales would have been 23.8 % in fiscal 1998. The decrease in margin is attributable to 1) the Company's continued investments in manufacturing and sales to aggressively enter the metal office furniture market; 2) transition costs that cannot be classified as restructuring related to the reorganization of the Company's Canadian operation near Toronto, and 3) continued softness in the Canadian dollar.

     Selling and administrative expenses as a percent of sales were 16.1% in both fiscal 1998 and fiscal 1997.

     A pre-tax restructuring charge of $3,992,276 was recorded in the third quarter of fiscal 1998 for Knape & Vogt Canada. In March 1998, Knape & Vogt announced its plans to reorganize its Canadian operation, including the sale of the Company's manufacturing facility and equipment in the Toronto area. The sale was completed in May of 1998. The Company will continue to sell and distribute its products in Canada and maintain a sales office in the Toronto area. The Company signed a definitive agreement to sell substantially all the assets of The Hirsh Company, a wholly owned subsidiary of Knape & Vogt, on August 31, 1998. At June 30, 1998, the carrying value of the net assets subject to the sale were reduced to fair value based on the estimated selling price less costs to sell. This resulted in a pre-tax impairment of assets charge of $11,800,000. The sale of Hirsh reflects the Company's desire to enhance its corporate margins and profitability and remain focused on its core drawer slide, kitchen and bath storage and wall-attached shelving products. During fiscal 1997, the sale of Modar was completed and resulted in an additional pre-tax restructuring and impairment of assets charge of $373,235 which represents the difference between the original estimate and the actual loss from the sale.

     Total other expenses in fiscal 1998 decreased by $356,318 compared to fiscal 1997. Interest expense declined 38% or $762,000, reflecting the Company's continued dedication to improving cash flow using Economic Value Added principles. The decrease in interest expense was offset by a $448,284 write-off of idle equipment.

     See Note 9 to the consolidated financial statements for an explanation of the effective income tax rate.

     Income (loss) from continuing operations in fiscal 1998 was ($8.4) million, or ($1.41) per diluted share, compared to $8.3 million, or $1.41 per diluted share in fiscal 1997. Without the $12.8 million after-tax charge for impairment of assets of Hirsh, the $3.4 million restructuring charge for Knape & Vogt Canada, the $0.6 million after-tax adjustment to the inventory reserve and the $0.2 adjustment due to the write-off of idle equipment, income from continuing operations would have been $8.6 million or $1.45 per diluted share in fiscal 1998. This is compared with $8.6 million, or $1.45 per diluted share, in fiscal 1997 without the restructuring charge pertaining to the sale of Modar.

     Net of the 1998 restructuring, impairment of assets and other one-time charges, the Company expects fiscal 1999 to generate improved income from continuing operations over fiscal 1998. However, the Company anticipates that the operating profit for the first quarter of fiscal 1999 will be less than operating profit for the first quarter of fiscal 1998, with other income causing net earnings for the first quarter of fiscal 1999 to be only slightly less than the net earnings for the first quarter of fiscal 1998. The Company expects that most of its profit improvement will be generated in the second half of fiscal 1999 as the Company further increases its sales of precision drawer slides and receives the benefit from the implementation of the Company's new KVOPS "Operation Improvement Program." At the cornerstone of KVOPS is Continuous Flow Manufacturing, which is designed to make the Company the low-cost producer, the best service provider and the quality leader.

     The results of operations of Roll-it, net of income taxes, are presented as a discontinued operation. In fiscal 1998, the after-tax loss from discontinued operation was $1.4 million compared to $0.5 million in fiscal 1997. On March 27, 1998, the Company signed an agreement to sell Roll-it which resulted in an additional loss of $1.0 million, which represents the difference between the original estimate and the actual loss from the sale of Roll-it.

Fiscal 1997 compared with fiscal 1996

     Net  sales in  fiscal  1997  increased  $13.6  million  to a record  $176.6 million, or 8.4%, over fiscal 1996 sales of $163.0 million. The increase in sales was due primarily to an increase in unit volumes. Drawer slide sales led this increase with a $9.9 million improvement. The majority of this increase was due to precision drawer slide sales continuing their rapid growth. Euro-style and utility slide sales were also improved over fiscal 1996. Shelving system sales increased by $2.5 million primarily due to an increase in wall-attached shelving. The increase in wall-attached shelving sales was primarily attributable to the addition of two significant customers in the middle of fiscal 1997. Hardware sales increased in fiscal 1997 by $1.2 million over fiscal 1996 levels led by the Feeny kitchen and bath product line. There was no change in furniture component sales in fiscal 1997, and with the sale of Modar, this product line has been eliminated.

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

     The results of operations of Roll-it, net of income taxes, are presented as a discontinued operation. In fiscal 1997, the after-tax loss from discontinued operation was $0.5 million compared to $3.0 million in fiscal 1996. The 1996 loss includes an estimated after-tax loss on the sale of Roll-it of $2.7 million.

Liquidity And Capital Resources

     The Company's focus on aggressively generating cash using the newly adopted Economic Value Added, or EVA, philosophy resulted in a reduction of long-term debt by $19.3 million to $9.7 million at the end of fiscal 1998 from $29.0 million at the end of fiscal 1997. The debt to equity ratio at the end of fiscal 1998 was 16% compared to 39% at the end of fiscal 1997. Net cash provided from operating activities in fiscal 1998 was a record $23.4 million. Financial resources, including borrowing capacity and anticipated funds from operations, are expected to be adequate to satisfy all short-term obligations and the internal growth objectives of the Company.

     Cash flows from operating activities generated $23.2 million in fiscal 1998 compared to $16.2 million in fiscal 1997. Cash flows in fiscal 1998 increased over fiscal 1997 levels primarily due to an increase in accounts payable. As part of the Company's focus on EVA and cash flow, payment terms for most of the Company's payables were extended by 30 days resulting in a $7.6 million increase.

     Investing activities provided $1.2 million in fiscal 1998 compared to $5.9 million of cash used for investing activities in fiscal 1997. Capital expenditures decreased to $4.2 million in fiscal 1998 from $7.8 million in fiscal 1997. In fiscal 1997, approximately $3.3 million was expended for additional equipment to manufacture precision drawer slides for the wood furniture and metal office furniture markets. The disposition of Roll-it, a discontinued operation, generated $2.0 million in cash in fiscal 1998. Capital expenditures in fiscal 1999 are expected to remain at approximately the same levels as in fiscal 1998. It is anticipated that the sale of Hirsh in fiscal 1999 will result in $15.9 million of cash, after expenses. The sale of Modar in fiscal 1997 was the primary reason for the $3.0 million of cash generated from the sales of property, plant and equipment.

     Financing activities used $22.6 million in fiscal 1998, compared to $9.4 million in fiscal 1997. The Company reduced debt by $19.3 million in fiscal 1998 and declared cash dividends of $3.8 million. The Company believes that cash flows from operations and funds available under an existing credit facility are sufficient to fund working capital requirements and capital expenditures in fiscal 1999. The Company announced on September 1, 1998, that it was initiating a stock dividend sale plan and eliminating cash dividends. Shareholders can elect to have their quarterly stock dividends automatically sold by a broker. On September 1, 1998, the Company announced the purchase by the Company of up to
1.2 million shares of the Company's common stock pursuant to a Dutch Auction self-tender offer. The Company also announced on September 1, 1998, that the Board of Directors approved, following the Dutch Auction, a purchase in the market or in negotiated transactions of common stock in an amount which when added to the number of shares of common stock purchased in the Dutch Auction would equal 1,350,000. The Company will use long-term debt to the point where financial flexibility is preserved and undue financial risk is not incurred.

Year 2000 Compliance

     The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the year 2000 and after. This could result in system failures or in miscalculations causing disruption of operations, including, but not limited to, an inability to process transactions, to send and receive electronic data, or to engage in routine business activities and operations.

     In 1995 the Company established a Year 2000 task force for Information Technology ("IT") to develop and implement a Year 2000 readiness program. The Company has developed a Year 2000 readiness plan, and has completed the audit, assessment and scope phases of its plan. The Company has completed an inventory of the software applications that it uses. The Company has also installed its Corporate Information System software at its subsidiaries to improve efficiency and facilitate Year 2000 compliance. The Company estimates that the implementation phase is 50% complete for the Company's IT systems. The Company's readiness program includes installing software releases designed to cause the software to be Year 2000 compliant. The Company is in the process of testing its IT systems for Year 2000 compliance, and expects testing activities to continue into 1999. The Company's goal is to be substantially Year 2000 compliant by December 1998, to allow for testing all systems during 1999.

     In addition, in 1997 the Company began evaluating non-IT systems such as imbedded chips in production equipment and personal computer hardware and software. With respect to these non-IT systems, the Company has completed the audit phase, and the assessment and scope phases are approximately 50% complete. The Company is presently in the process of testing and implementation, and is upgrading its non-IT systems to become Year 2000 compliant. The Company's goal is to complete the remediation of non-IT systems by June 30, 1999.

     In addition to reviewing its internal systems, the Company has had formal communications with its significant customers, vendors and freight companies concerning Year 2000 compliance, including electronic commerce. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations. The Company does not believe that its products and services involve any Year 2000 risks.

     The Company does not presently anticipate that the costs to address the Year 2000 issue will have a material adverse effect on the Company's financial condition, results of operations or liquidity. Present estimated cost for remediation are as follows:

                                                 Previous Fiscal Years          Fiscal 1999
               Labor                                 $ 313,000                   $276,000
               Software                                  4,000                     44,000
               Hardware                                 34,000                          0
               Year 2000 solution providers            101,000                     76,000
                                                    ----------                  ---------
                                                     $ 452,000                   $396,000
                                                    ==========                  =========

     The Company presently anticipates that it will complete its Year 2000 assessment and remediation by December 31, 1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 remediation plan according to the anticipated schedule. In addition, the Company may be adversely affected by the inability of other companies whose systems interact with the Company to become Year 2000 compliant and by potential interruptions of utility, communication or transportation systems as a result of Year 2000 issues.

     Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner. The Company expects to prepare its contingency plan during 1999.


     This report contains certain forward-looking statements which involve risks and uncertainties. When used in this report, the words "believe," "anticipate," "think," "intend," "goal," "forecast," "expect" and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning anticipated income from operations and net income for fiscal 1999. Such statements are subject to certain risks and uncertainties which would cause actual results to differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements which speak only as of the date of this report.

                ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     The Company is exposed to market risks, which include changes in U.S. interest rates and changes in foreign currency exchange rate as measured against the U.S. dollar.

     Interest Rate Risk -- The interest payable for the Company's revolving credit agreement is principally between 40 and 50 basis points above the federal funds rate and therefore affected by changes in market interest rates. However, the Company has the option to pay the balance in full at any time without penalty. As a result, the Company believes that the market risk is minimal.

     Foreign Currency Risk -- The Company has a sales office located in Canada. Sales are typically denominated in Canadian dollars, thereby creating exposures to changes in exchange rates. The changes in the Canadian/U.S. exchange rate may positively or negatively affect the Company's sales, gross margins, and retained earnings. The Company attempts to minimize currency exposure risk through working capital management. There can be no assurance that such an approach will be successful, especially in the event of a significant and sudden decline in the value of the Canadian dollar. The Company does not hedge against foreign currency risk.


               ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Immediately following are the consolidated balance sheets of the Company and its subsidiaries as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998, the notes thereto, summary of accounting policies, and the independent auditors' report.

               Knape & Vogt Manufacturing Company and Subsidiaries
                      Consolidated Statements of Operations

Year ended June 30,                                              1998                 1997              1996
-----------------------------------------------------------------------------------------------------------------
Net Sales                                                     $181,632,570         $176,630,294      $163,012,030

Cost of Sales                                                  139,332,670          133,081,765       124,408,648
-----------------------------------------------------------------------------------------------------------------
Gross Profit                                                    42,299,900           43,548,529        38,603,382
------------------------------------------------------------------------------------------------------------------
Expenses
     Selling and shipping                                       22,594,546           21,545,425        21,044,004
     Administrative and general                                  6,557,842            6,890,905         6,394,013
             Restructuring and impairment of assets             15,792,276              373,235         3,496,000
-------------------------------------------------------------------------------------------------- ------------------
Total Expenses                                                  44,944,664           28,809,565        30,934,017
-------------------------------------------------------------------------------------------------- ------------------
Operating Income (Loss)                                         (2,644,764)          14,738,964         7,669,365
-------------------------------------------------------------------------------------------------- ------------------
Other Expenses
     Interest                                                    1,224,394            1,986,522         2,253,992
     Other, net                                                    569,024              163,214           277,315
-------------------------------------------------------------------------------------------------- ------------------
Total Other Expenses                                             1,793,418            2,149,736         2,531,307
-------------------------------------------------------------------------------------------------- ------------------
     Income (Loss) From Continuing Operations Before Income Taxes
                                                                (4,438,182)          12,589,228         5,138,058
Income Taxes - Continuing Operations                             3,931,000            4,264,000         2,035,000
-------------------------------------------------------------------------------------------------- ------------------
Income (Loss) From Continuing Operations                        (8,369,182)           8,325,228         3,103,058
-------------------------------------------------------------------------------------------------- ------------------
     Discontinued Operation, Net of Income Taxes
     Loss from operations                                         (431,010)            (471,624)         (337,926)
     Estimated loss on sale                                       (937,268)                   -        (2,700,000)
--------------------------------------------------------------------------------------------------------------------
     Total Discontinued Operation, Net of
         Income Taxes                                           (1,368,278)            (471,624)       (3,037,926)
--------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                        $      (9,737,460)    $      7,853,604  $         65,132
================================================================================================== ==================
Basic Earnings Per Share
     Income (loss) from continuing operations            $           (1.41)    $           1.41  $            .53
        Loss from discontinued operation                 $           (0.23)    $         (0.08)  $           (.52)
-------------------------------------------------------------------------------------------------- ------------------
Net Income (Loss) Per Share                              $           (1.64)    $           1.33  $            .01
================================================================================================== ==================
Weighted Average Shares Outstanding                              5,920,380            5,889,420         5,881,069
-------------------------------------------------------------------------------------------------- ------------------
Diluted Earnings Per Share
            Income (loss) from continuing operations     $           (1.41)    $           1.41  $             53
            Loss from discontinued operation             $           (0.23)    $          (0.08) $           (.52)
-------------------------------------------------------------------------------------------------- ------------------
     Net Income (Loss) Per Share                         $           (1.64)    $           1.33  $            .01
=====================================================================================================================
     Weighted Average Shares Outstanding                         5,954,713            5,903,237         5,897,141
Dividends Per Share
     Common stock                                       $              .66    $             .66  $            .66
     Class B common stock                               $              .60    $             .60  $            .60
=====================================================================================================================
                    See accompanying notes to consolidated financial statements.

               Knape & Vogt Manufacturing Company and Subsidiaries
                           Consolidated Balance Sheets


June 30,                                                                                 1998                1997
-------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
     Cash                                                                       $   3,057,158       $   1,146,546
     Accounts receivable, less allowances of $352,000
       and $525,000, respectively                                                  25,677,043          24,991,341
     Refundable income taxes                                                          176,204           1,578,681
     Inventories                                                                   12,808,532          18,629,454
     Prepaid expenses                                                               2,706,490           3,686,042
     Net current assets of discontinued operation                                           -           1,462,089
        Net assets held for sale                                                   18,648,000                   -
-------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                               63,073,427          51,494,153
-------------------------------------------------------------------------------------------------------------------
Property and Equipment
     Land and improvements                                                          1,804,948           1,874,420
     Buildings                                                                     14,353,886          16,573,882
     Machinery and equipment                                                       44,743,067          62,322,944
-------------------------------------------------------------------------------------------------------------------
                                                                                   60,901,901          80,771,246
     Less accumulated depreciation                                                 24,247,181          32,184,444
-------------------------------------------------------------------------------------------------------------------
Net Property and Equipment                                                         36,654,720          48,586,802
-------------------------------------------------------------------------------------------------------------------
     Net Property and Equipment of Discontinued Operation                                   -           1,440,740
-------------------------------------------------------------------------------------------------------------------
Goodwill, net                                                                         593,277          18,409,767
-------------------------------------------------------------------------------------------------------------------
Other Assets                                                                        3,711,663           5,810,236
-------------------------------------------------------------------------------------------------------------------
                                                                             $    104,033,087    $    125,741,698
===================================================================================================================
                    See accompanying notes to consolidated financial statements.

               Knape & Vogt Manufacturing Company and Subsidiaries
                           Consolidated Balance Sheets


June 30,                                                                                 1998                1997
-------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable                                                        $     17,765,610    $      5,976,683
     Accruals:
         Income taxes                                                                 847,306             382,273
         Taxes other than income                                                      860,928           1,551,686
         Compensation                                                               3,067,186           2,460,426
         Retirement plan contributions                                                769,978             740,666
         Restructuring costs                                                          828,932                   -
         Miscellaneous                                                                657,320           1,116,385
-------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                          24,797,260          12,228,119

Supplemental Retirement Benefits                                                    1,837,153           1,579,653

Long-Term Debt                                                                      9,700,000          29,000,000

Deferred Lease Costs                                                                        -           1,818,428

Deferred Income Taxes                                                               5,942,000           7,655,000
-------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                  42,276,413          52,281,200
-------------------------------------------------------------------------------------------------------------------
Commitments

Stockholders' Equity
     Stock:
        Common, $2 par - 6,000,000 shares authorized; 3,530,042 and
            3,465,664 issued                                                        7,060,084           6,931,328
        Class B common, $2 par - 4,000,000 shares authorized;
            2,405,583 and 2,438,165 issued                                          4,811,166           4,876,330
        Preferred - 2,000,000 shares authorized and unissued                                -                   -
     Additional paid-in capital                                                    33,724,990          33,340,541
     Retained earnings                                                             16,160,434          29,658,277

     Cumulative foreign currency translation adjustment                                     -          (1,345,978)
-------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                         61,756,674          73,460,498
-------------------------------------------------------------------------------------------------------------------
                                                                             $    104,033,087    $    125,741,698
===================================================================================================================
                    See accompanying notes to consolidated financial statements.

               Knape & Vogt Manufacturing Company and Subsidiaries
                 Consolidated Statements of Stockholders' Equity


                                                                                                         Cumulative
                                                                                                            foreign
                                                                Additional                                 currency
                                                 Common            paid-in           Retained           translation
                                                  stock            capital           earnings            adjustment
-------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1995                     $   11,759,828   $    33,065,773    $     29,205,000     $    (1,316,765)
Net income for 1996                                    -                 -              65,132                   -
Cash dividends                                         -                 -          (3,727,321)                  -
     Stock issued under stock option plan          2,310            14,314                   -                   -
     Foreign currency translation adjustment           -                 -                   -             105,479
---------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                        11,762,138        33,080,087          25,542,811          (1,211,286)
Net income for 1997                                    -                 -           7,853,604                   -
Cash dividends                                         -                 -          (3,738,138)                  -
     Stock issued under stock option plan         45,520           260,454                   -                   -
     Foreign currency translation adjustment           -                 -                   -            (134,692)
---------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                        11,807,658        33,340,541          29,658,277          (1,345,978)
Net loss for 1998                                      -                 -          (9,737,460)                  -
Cash dividends                                         -                 -          (3,760,383)                  -

     Stock issued under stock option plan         63,592           384,449                   -                   -
     Foreign currency translation adjustment           -                 -                   -            (259,327)
     Sale of Knape & Vogt Canada assets                -                 -                   -           1,605,305
---------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                    $   11,871,250   $    33,724,990    $     16,160,434     $             -
=====================================================================================================================
                    See accompanying notes to consolidated financial statements.

               Knape & Vogt Manufacturing Company and Subsidiaries
                      Consolidated Statements of Cash Flows


Year ended June 30,                                                         1998              1997               1996
-----------------------------------------------------------------------------------------------------------------------
Operating Activities
     Net income (loss)                                                  $ (9,737,460)     $ 7,853,604          $ 65,132
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Depreciation of fixed assets                                      6,604,799        6,542,750         6,190,031
         Amortization of other assets                                      1,361,584        1,185,853         1,155,322
                   Decrease in deferred income taxes                        (752,000)        (334,800)       (1,060,000)
                   Increase in supplemental retirement benefits              264,957           76,740            64,612
                   Decrease in deferred lease costs                         (556,992)        (541,696)         (524,966)
                   Loss on sale of the discontinued operation                937,268                -         3,866,000
                   Write-off of foreign currency translation adjustment    1,605,305                -                 -
                   Impairment loss - Hirsh                                12,800,000                -                 -
                   Changes in operating assets and liabilities:
            Decrease (increase) in:
               Accounts receivable                                          (809,180)      (2,248,856)          515,079
               Refundable income taxes                                     1,157,735          272,579        (1,627,737)
               Inventories                                                 1,903,218        4,372,415           720,025
                              Net assets of discontinued operation          (995,000)         592,226           636,106
               Prepaid expenses                                              384,903         (629,600)         (160,535)
             Increase (decrease) in:
               Accounts payable                                            8,776,835        1,158,861           289,679
               Accrued restructuring costs                                   672,004       (3,440,184)        3,440,184
               Accruals                                                     (383,204)       1,326,505           (83,555)
-----------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                            23,234,772       16,186,397        13,485,377
-----------------------------------------------------------------------------------------------------------------------
Investing Activities
     Additions to property, plant and equipment                           (4,228,552)      (7,763,482)       (8,032,779)
     Sales of property, plant and equipment                                2,564,744        2,985,833           175,651
     Disposition of discontinued operation                                 2,045,364                -                 -
     Payments for other assets                                               803,530       (1,079,168)       (1,471,438)
-----------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used for) investing activities                  1,185,086       (5,856,817)       (9,328,566)
-----------------------------------------------------------------------------------------------------------------------
Financing Activities
     Cash dividends declared                                              (3,760,383)      (3,738,138)       (3,727,321)
     Proceeds from issuance of common stock                                  448,041          305,974            16,624
             Payments on long-term debt                                  (19,300,000)      (6,000,000)         (800,000)
-----------------------------------------------------------------------------------------------------------------------
         Net cash used for financing activities                          (22,612,342)      (9,432,164)       (4,510,697)
-----------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                      103,096            4,859            63,877
-----------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                            1,910,612          902,275          (290,009)
Cash, beginning of year                                                    1,146,546          244,271           534,280
-----------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                     $    3,057,158    $   1,146,546    $      244,271
=======================================================================================================================
                    See accompanying notes to consolidated financial statements.


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

     Inventories

     Inventories are stated at the lower of FIFO (first-in, first-out) cost or market at June 30, 1998 and 1997.

     Property, Equipment and Depreciation

     Property and equipment are stated at cost after elimination of fully depreciated items. For financial reporting purposes, depreciation is computed over the estimated useful lives of the assets by the straight-line method. For income tax purposes, accelerated depreciation methods and shorter useful lives are used.

     Goodwill

     Goodwill represents the amount by which the cost of businesses purchased exceeds the fair value of the net assets acquired. Goodwill is amortized over a period of 40 years using the straight-line method. Accumulated amortization of goodwill was $120,441 and $1,853,951 at June 30, 1998 and 1997, respectively. The Company periodically reviews goodwill for impairment based upon undiscounted operating income over the remaining life of the goodwill. While the estimates are based on management's historical experience and assumptions regarding future operations, the amounts the

              Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

     Company will ultimately realize could differ from those used in the 1998 SFAS No. 121 analysis.

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

     Accounting for the Impairment of Long-Lived Assets

     In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Advertising

     The Company expenses the costs of advertising as incurred. Advertising expense was $299,000 in 1998, $422,000 in 1997 and $553,000 in 1996.

     Earnings Per Share

     During fiscal 1998, the Company adopted SFAS No. 128, Earnings Per Share. SFAS No. 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. SFAS No. 128 requires that earnings per share amounts for all prior periods presented be restated to give effect to the provisions of the statement. SFAS No. 128 did not materially impact earnings per share information previously reported. For the periods presented, the numerators remained the same in both the basic and diluted earnings per share calculations. The denominator was increased in the diluted computation due to the recognition of stock options as common stock equivalents.

              Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements


     New Accounting Standards Not Yet Adopted

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for the Company for 1999 and requires comparative information for earlier years to be restated.

     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for the Company in 1999.

     SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits, revises existing disclosure requirements for pension and other postretirement benefit plans thereby intending to improve the understandability of benefit disclosures, eliminate certain requirements that the Financial Accounting Standards Board believes are no longer necessary, and standardize footnote disclosures. This statement is effective for the Company for 1999 and requires comparative information for earlier years to be restated.

     Management is currently  evaluating the impact,  if any, SFAS No. 130, SFAS
     No.  131  and  SFAS  No.  132  may  have  on  future  financial   statement
     disclosures.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

     Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard for fiscal year 2000 to affect its financial statements.

2.      Restructuring and
        Impairment of
        Assets

     In fiscal 1996 the Board of Directors of the Company approved a restructuring plan. The restructuring and impairment charge of $3,496,000 primarily related to severance and employee benefit costs ($1,635,000), the write-down of assets to be disposed of to their

              Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements


     fair market value ($1,509,000) and other costs ($352,000). The Board of Directors also authorized as part of the plan the liquidation of slow moving inventories of $863,000. After an income tax benefit of $1,534,000, these actions reduced fiscal year 1996 earnings by $2,825,000 or $.48 per diluted share.

     During 1997, the sale of Modar was completed and resulted in an additional impairment charge of $373,235 which represents the difference between the original estimate and the actual loss from the sale. After a related income tax benefit of $127,000, fiscal year 1997 earnings were reduced by $246,235 or $.04 per diluted share.

     A one-time restructuring charge of $3,992,276 was recorded in the third quarter of fiscal 1998 for Knape & Vogt Canada. Included in the restructuring charge is a reduction of the foreign currency translation adjustment account of $1,605,305. In March 1998, Knape & Vogt announced its plans to reorganize its Canadian operation, including the sale of the Company's manufacturing facility and equipment in the Toronto area. The sale was completed in May of 1998. The Company will continue to sell and distribute its products in Canada and maintain a sales office in the Toronto area. The after-tax effect of the sale was a loss of $3,392,276, or $.57 per diluted share.

     The Company is in the process of completing the negotiation of a definitive agreement to sell The Hirsh Company, a wholly owned subsidiary (see Note
     13). Hirsh manufactures free-standing shelving, wood storage products and workshop accessories. At June 30, 1998, the carrying value of the net assets subject to the sale was reduced to fair value based on the estimated selling price less costs to sell. This resulted in a loss of $12,800,000, which is included in the restructuring and impairment of assets line of the consolidated statement of operations. The loss includes the write-off of the unamortized balance of goodwill recorded in connection with the purchase of Hirsh. Management expects to complete the sale during the first quarter of fiscal year ending June 30, 1999.

     The components of the net assets held for sale are as follows:

Current assets                                                  $   4,483,000
Property and equipment                                              6,923,000
Other assets                                                        8,985,000
Liabilities                                                        (1,743,000)
-----------------------------------------------------------------------------
Net assets held for sale                                        $  18,648,000
=============================================================================

Summary operating results for Hirsh (in thousands) are as follows:

June 30,                                       1998         1997         1996
-------------------------------------------------------------------------------
Revenues                                  $  35,634    $  36,589    $  37,312
Costs and expenses                           47,880       37,344       37,880
-------------------------------------------------------------------------------
Income (loss) before taxes                  (12,246)        (755)        (568)
Income tax expense (benefit)                    998          (79)         (57)

Net income (loss)                         $(13,244)     $  (676)     $   (511)
===============================================================================

3.      Discontinued Operation

     On August 20, 1996, the Company announced its decision to sell the Roll-it division of Knape & Vogt Canada Inc. (Roll-it), the Company's store fixture operation. Accordingly, Roll-it is reported as a discontinued operation, and the consolidated

              Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements


     financial statements have been reclassified to segregate the net assets and operating results of the business.

     The estimated loss recorded during fiscal 1996 on the sale of Roll-it was $3.9 million, which included a reduction in asset values of $3.6 million and a provision for anticipated closing costs and operating losses until disposal of $.3 million. The loss was reported net of an income tax benefit of $1.2 million, for an after-tax loss of $2.7 million.

     During the third quarter of fiscal year 1997, the Company recorded an additional after-tax loss of $471,624 which was an adjustment to the estimated provision for operating loss of Roll-it through fiscal year 1997. Income or loss attributable to Roll-it's operations beyond fiscal year 1997 through the date of the sale will be reflected as incurred in each reporting period.

     On March 27, 1998, the Company signed an agreement to sell Roll-it which resulted in an additional loss of $937,268, which represents the difference between the original estimate and the actual loss from the sale of Roll-it.

     Summary operating results of the discontinued operation (in thousands) are as follows:

June 30,                                       1998         1997         1996
-------------------------------------------------------------------------------
Revenues                                  $  11,865    $  10,531    $  13,540

Costs and expenses                           12,519       11,237       13,990
-------------------------------------------------------------------------------
Income (loss) before taxes                     (654)        (706)        (450)

Income tax expense (benefit)                   (223)        (234)        (112)
-------------------------------------------------------------------------------
Net Income (Loss)                         $    (431)    $   (472)  $     (338)
===============================================================================


4. Inventories

     Inventories are summarized as follows:

June 30,                                               1998              1997
-------------------------------------------------------------------------------
Finished products                           $     7,369,923    $   11,219,379
Work in process                                   1,719,891         1,950,391
Raw materials and supplies                        3,718,718         5,459,684
-------------------------------------------------------------------------------
                                            $    12,808,532    $   18,629,454
===============================================================================


5.      Long-Term Debt

     At June 30, 1998 and 1997, long-term debt consisted of borrowings under an unsecured revolving credit agreement which provides for loans up to $47,500,000 with interest between 40 and 50 basis points above the federal funds rate depending on the Company's interest coverage ratio (averaging 6% for the month ended June 30, 1998). There was a $9,700,000 balance outstanding under the revolving credit agreement at June 30, 1998. The agreement contains certain covenants which the Company is in compliance with at June 30, 1998. The revolving credit agreement is required to be repaid by November 1, 1999. Annually, the Company may request that the maturity of the revolving credit agreement be extended by another year.

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements



6.      Retirement Plans

     The Company has several noncontributory defined benefit pension plans and defined contribution plans covering substantially all of its employees. The defined benefit plans provide benefits based on the participants' years of service. The Company's funding policy for defined benefit plans is to make annual contributions which equal or exceed regulatory requirements. The Company's Board of Directors annually approves contributions to defined contribution plans. The pension and profit-sharing plans hold a combined total of 304,425 shares of the Company's Class B common stock with a market value of $6,849,563 and $4,870,800 at June 30, 1998 and 1997, respectively.
     Dividends paid to the plans totaled $182,655 for the years ended June 30, 1998 and 1997.

     The Company also has a supplemental retirement program for designated officers of the Company which also includes death and disability benefits.

     The costs of retirement benefits are as follows:

Year ended June 30,                        1998           1997           1996
-------------------------------------------------------------------------------
    Discretionary profit-sharing    $   758,055    $   685,564    $   585,965
    Pension                             535,192        309,415        261,781
    Supplemental retirement             320,534        199,700        193,960
-------------------------------------------------------------------------------
                                    $ 1,613,781    $ 1,194,679    $ 1,041,706
===============================================================================


     Net periodic cost for the pension plans include the following components:

Year ended June 30,                      1998            1997            1996
-------------------------------------------------------------------------------
Service cost - benefits earned
 during the period                $    267,092    $    276,718    $    280,075
Interest cost on projected
 benefit obligation                    885,949         847,333         737,433
Actual return on plan assets        (2,102,398)     (1,504,890)     (1,208,193)
Net deferral and amortization of
 unrecognized amounts                1,282,412         715,578         452,466
-------------------------------------------------------------------------------
Net periodic pension cost         $    333,055    $    334,739    $    261,781
===============================================================================

     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation of the pension plans was 7.5% and 8.5% at June 30, 1998 and 1997, respectively. The expected long-term rate of return on plan assets was 8.5%.

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements


     The funded status of the pension plans is as follows:

June 30,                                                 1998            1997
-------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
     Accumulated and projected benefit
         obligation, vested benefits of
         $11,799,750 and $10,280,087             $ 12,292,838    $ 10,681,208
     Plan assets at fair value, primarily
     equity securities and fixed income funds      13,389,253      11,794,363
-------------------------------------------------------------------------------
Plan assets in excess of projected
     benefit obligations                            1,096,415       1,113,155
-------------------------------------------------------------------------------
Unrecognized net obligations:
    Unrecognized net loss (gain)                       47,659        (248,149)
    Unrecognized prior service cost                 1,287,172       1,421,142
    Unrecognized transition net assets,
        being recognized over 12.4 years             (293,700)       (348,100)
-------------------------------------------------------------------------------
Unrecognized net obligations                        1,041,131         824,893

Prepaid pension cost included in other assets    $  2,137,546    $  1,938,048
===============================================================================

7.      Postretirement Health
        Care Benefits

     The Company maintains a defined benefit postretirement plan for substantially all employees which provides certain health care benefits. Eligibility and benefits are based on age and years of service. On July 1, 1992, the Company adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, on a prospective basis. The transition obligation represents the difference between the Company's July 1, 1992, accrued postretirement benefit costs prior to the adoption of SFAS No. 106 and the Plan's unfunded liability as of that date reduced by a 1994 revision in the eligibility definition for benefits. During 1998, the unrecognized prior service costs were combined with the above noted items and are all being amortized over 15 years.

     The components of net periodic postretirement benefit cost are as follows:

Year ended June 30,                             1998        1997         1996
--------------------------------------------------------------------------------
Service cost - benefits earned
  during the year                             $  85,042   $  86,588    $  82,461
Interest cost on projected benefit
  obligation                                    156,507     138,498      126,329
Amortization of transition liability
  over 15 years                                  48,037      93,861       93,861
Amortization of prior service costs                   -     (57,279)     (57,279)
Amortization of unrecognized net loss            27,614      24,412       18,415
--------------------------------------------------------------------------------
Net postretirement health care cost           $ 317,200   $ 286,080    $ 263,787
================================================================================

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements



     A reconciliation of the accumulated postretirement benefit obligation to the liability recognized in the consolidated balance sheets is as follows:

June 30,                                               1998              1997
-------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
    Active participants                     $     1,000,409    $      931,487
    Retirees                                      1,093,330           769,823
-------------------------------------------------------------------------------
                                                  2,093,739         1,701,310
Unrecognized transition obligation                 (672,524)       (1,407,902)
-------------------------------------------------------------------------------
                                                  1,421,215           293,408
Unrecognized net loss                              (679,380)         (467,660)
Unrecognized prior service cost                           -           687,341
-------------------------------------------------------------------------------
Postretirement health care liability        $       741,835    $      513,089
===============================================================================

     The actuarial calculation assumes a health care inflation rate of 7.45% in 1998 and grades down uniformly to 5.0% in 2002 and remains level thereafter. The health care cost trend rate has an effect on the amounts reported. Increasing the health care inflation rate by 1% would increase the June 30, 1998, accumulated postretirement benefit obligation by $248,527, and the 1998 net postretirement health care cost by $33,551. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5%. The Company's postretirement health care plans are not funded. Prior to 1993, the cost of providing postretirement benefits was expensed as incurred.

8.      Lease Commitments

     The Company is leasing certain real property and equipment under noncancelable agreements which expire at various dates through 2000. The definitive agreement being negotiated for the sale of Hirsh (see Notes 2 and 13) includes the assumption of the lease for the Hirsh building by the buyer of Hirsh.

     Annual  minimum  rental  payments   required  under  operating  leases  are
     (excluding Hirsh) as follows:

Year ending June 30,
-----------------------------------------------------------------------------
1999                                                            $     230,351
2000                                                                  141,956
                                                                -------------
                                                                $     372,307
===============================================================================

     Rent expense under all operating leases was approximately $1,848,000, $1,991,000 and $2,076,000 in 1998, 1997 and 1996, respectively.

9.      Income Taxes

     The components of income (loss) from continuing operations before taxes consists of:

Year ended June 30,                     1998             1997            1996
-------------------------------------------------------------------------------
United States                  $   (919,274)    $  12,028,340    $  5,603,192
Foreign                          (3,518,908)          560,888        (465,134)
-------------------------------------------------------------------------------
Income (loss) from
 continuing operations
 before income taxes           $ (4,438,182)    $  12,589,228    $  5,138,058
===============================================================================

     Income tax expense (benefit) from continuing operations consists of:

Year ended June 30,                   1998             1997              1996
-------------------------------------------------------------------------------
Current:
    United States            $   3,740,000    $   4,558,800    $    3,189,000
    Foreign                        541,000         (115,000)         (152,000)
    State and local                368,000          155,000            58,000
-------------------------------------------------------------------------------
Total current                    4,649,000        4,598,800         3,095,000
-------------------------------------------------------------------------------
Deferred:
    United States                  377,000         (546,800)        (1,159,000)
    Foreign                       (955,000)         287,000             14,000
    State and local               (140,000)         (75,000)            85,000
-------------------------------------------------------------------------------
Total deferred                    (718,000)        (334,800)        (1,060,000)
-------------------------------------------------------------------------------
Income tax expense           $   3,931,000    $   4,264,000    $     2,035,000
===============================================================================

     The difference between the federal statutory tax rate and the effective tax rate on continuing operations is as follows:

Year ended June 30,                     1998            1997              1996
------------------------------------------------------------------------------
Income (loss) from
       continuing operations    $ (1,509,000)    $ 4,280,000   $   1,747,000
Foreign earnings taxed at
    different rates                  237,000         109,000        (137,000)
Nondeductible losses-Hirsh Sale    5,012,000               -               -
Write-off of foreign currency
    translation adjustment           546,000               -               -
State and local income
       taxes                         530,000         159,000         141,000
Tax credits and other               (885,000)       (284,000)        (73,000)
Tax bracket change                         -               -         357,000
-------------------------------------------------------------------------------
Income tax expense              $  3,931,000    $  4,264,000    $  2,035,000
===============================================================================

              Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements


     The sources of the net deferred income tax liability are as follows:

June 30,                                               1998              1997
-------------------------------------------------------------------------------
    Property and equipment                  $     7,716,000    $    9,475,000
    Pension accrual                                 705,000           756,000
    Net operating loss carryforward                (995,000)       (1,308,000)
    Stock basis of Canadian subsidiary           (1,419,000)       (1,105,000)
    Other                                           (65,000)         (163,000)
-------------------------------------------------------------------------------
                                            $     5,942,000    $    7,655,000
===============================================================================

     For Canadian tax purposes, the Company has net operating losses expiring through 2005 totaling approximately $5,000,000. The tax benefit reflected above for these loss carryforwards is net of a valuation allowance of $1,255,000.

10.     Stock Option Plan

     The 1987 Stock Option Plan granted key employees of the Company options to purchase shares of common stock. Options were granted at or above the market price of the Company's common stock on the date of the grant, were exercisable from that date and terminated ten years from the grant date. The plan, as amended in October 1994 and in October 1991, authorized a total of 300,000 shares to be available for issuance under the plan. Grants can no longer be made under the 1987 Stock Option Plan.

     Transactions under the 1987 Stock Option Plan are as follows:

                                                  Weighted             Weighted
                                                   average              average
                                                  exercise             exercise
June 30,                                 1998        price       1997     price
--------------------------------------------------------------------------------
Options outstanding,
   beginning of year                  170,337       $15.55    172,740    $15.57
Granted                                     -         0.00     50,000     15.50
Exercised                             (31,796)       16.40    (22,760)    15.50
Forfeited                              (4,500)       17.00    (29,643)    15.50
---------------------------------------------------------------------------------
Options outstanding and
 exercisable, end of year             134,041       $15.30    170,337    $15.55
=================================================================================
Options available for grant,
 end of year                                -                  26,610
=================================================================================
Weighted average fair value of
 options granted during the year          N/A                   $4.92
=================================================================================

              Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

     The Company accounts for its stock option plans in accordance with APB Opinion 25, Accounting for Stock Issued to Employees. Since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation cost is recognized under APB Opinion 25. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to provide pro forma information regarding net income compensation costs for the Company's stock option plan had been determined using a fair value based estimate. The Company uses the Black-Scholes option-pricing model to determine the fair value of each option at the grant date with the following weighted average assumptions:

                                                            1998         1997
-------------------------------------------------------------------------------
Dividends per share                                    $    0.66    $    0.66
Expected volatility                                       0.3134       0.3592
Risk-free interest rate                                     5.4%         6.5%
Expected lives                                              10.0          9.3
===============================================================================

     Under the  accounting  provisions of SFAS No. 123, the Company's net income
     (loss), earnings per share and pro forma amounts are indicated below:

                                                         1998            1997
-------------------------------------------------------------------------------
Net income (loss):
    As reported                                 $  (9,737,460)    $ 7,853,604
    Pro forma                                      (9,737,460)      7,680,684
Earnings per share:
    As reported                                         (1.64)           1.33
    Pro forma                                           (1.64)           1.30
===============================================================================

     Shareholders at the 1997 annual meeting approved the Company's 1997 Stock Incentive Plan. Under this plan, up to 600,000 shares of the Company's common stock are available for issuance. Issuance can be in the form of stock options or restricted stock; however, no more than 50,000 shares can be issued as restricted stock. Stock options can be granted as incentive stock options or nonqualified stock options. The number of shares of common stock subject to an option granted to a participant under this plan will be determined based on the amount of the participant's election under the EVA bonus plan. Each participant may elect to receive options by electing to forego a portion of the cash bonus that may be earned by them, with the option price determined in accordance with the plan. The exercise price per share of common stock purchasable under an option shall be a single fixed exercise price equal to 100% of the fair market value of the common stock at the award date increase (based on U.S. Treasury Securities plus 2% less a projected dividend yield) compounded annually over the term of the option. In general, the options vest three years after the date of option was granted and expire five years after the grant date. No options or restricted stock shares were granted during fiscal 1998.

     Of the 600,000 shares available for issuance under the 1997 Stock Incentive Plan, no more than 50,000 shares may be issued as restricted stock. The Executive

              Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements



     Compensation Committee shall, subject to the approval of the Board of Directors, determine the eligible persons to whom, and the price (if any) to be paid by the participant. The participant shall not be permitted to sell, transfer, pledge, or assign the shares of the restricted stock awarded under this Plan. Subject to these limits, the Committee has sole discretion to set, accelerate or waive the restrictions of the stock. Except as provided above, upon issuance of the restricted stock, the participant will have all the rights of a shareholder with respect to the shares, including the right to vote them and to receive all dividends and other related distributions. If termination of employment occurs within the restricted period, all shares of stock still subject to restriction will vest or be forfeited in accordance with the terms and conditions established by the Committee.

     In July 1, 1998, William Dutmers, Chairman of the Board of Knape & Vogt, was granted 10,500 shares of common stock. The stock is subject to restrictions on transfer for one year. The stock is the primary compensation for one year's service by Mr. Dutmers to the Company as Chairman of the Board of Directors. In addition, under the EVA bonus plan, Mr. Dutmers is eligible to receive a target bonus of 65% times the value of the above awarded shares which is determined by using the average stock price in the 30 day period preceding the date of grant. Mr. Dutmers has elected to utilize up to 50% of his fiscal 1999 target bonus to purchase leveraged stock options.


11.     Stockholders' Equity

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


12.     Supplemental Cash Flow
        Information

     Total interest paid during the years ended June 30, 1998, 1997 and 1996, was $1,310,066, $2,025,599 and $2,245,136, respectively.

     Total income taxes paid during the years ended June 30, 1998, 1997 and 1996, were $3,686,753, $4,324,000 and $2,540,139, respectively.

     In 1998 the Company recorded an accrued liability of approximately $3,000,000 in connection with the sale of Hirsh. The accrual represents closing and other costs associated with the planned sale of Hirsh.

13.     Subsequent Events

     The Board of Directors gave final approval on August 31, 1998, authorizing the purchase by the Company of up to 1,200,000 shares of the Company's common stock pursuant to a Dutch Auction self-tender offer at a price range to be determined. The self-tender offer will commence in September 1998. The Company plans to use a portion of the proceeds from the sale of Hirsh and its existing credit facility to fund the repurchase of shares of stock

     The Board also approved a purchase in the open market or in privately negotiated transactions, following the completion of the Dutch Auction, of shares of common stock

              Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements


     in an amount which when added to the number of shares of common stock purchased in the Dutch Auction would equal 1,350,000.

     Also, on August 31, 1998, the Company signed the definitive agreement to sell The Hirsh Co. (see Notes 2 and 8).

Independent Auditors' Report


Board of Directors
Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Knape & Vogt Manufacturing Company and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knape & Vogt Manufacturing Company and subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.



/s/ BDO Seidman, LLP
Grand Rapids, Michigan
August 7, 1998
except for Note 13, as to which the date is August 31, 1998

          ITEM 9--DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No changes in, or disagreements with, the Company's accountants occurred, requiring disclosure under Item 304 of Regulation S-K.

                                    PART III

           ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors of Registrant. Information relating to directors and director nominees of the Company, contained in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held October 16, 1998, and filed pursuant to Regulation 14A, is incorporated herein by reference.


     Executive Officers of Registrant. Information relating to the executive officers of the Company is included in Part I of this Form 10-K.

                         ITEM 11--EXECUTIVE COMPENSATION

     The information under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," and "Aggregated Stock Option Exercises in Fiscal 1998 and Year End Option Values," is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 16, 1998, filed pursuant to Regulation 14A.

     ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the captions "Voting Securities and Principal Shareholders" and "Directors and Nominees" is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 16, 1998, filed pursuant to Regulation 14A.

             ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Directors and Nominees" is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 16, 1998, filed pursuant to Regulation 14A.

                                     PART IV

    ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements

     The following financial statements and schedules, all of which are set forth in Item 8, are filed as part of this report.

                                                                  Page Number in
                                                                     10-K Report

    Consolidated Statements of Operations                                     13
    Consolidated Balance Sheets                                               14
    Consolidated Statements of Stockholders' Equity                           16
    Consolidated Statements of Cash Flows                                     17
    Notes to Consolidated Financial Statements                                18
    Independent Auditors' Report                                              31


     (2) Financial Statement Schedule

     The  following   financial   statement  schedule  and  related  Independent
Auditors' Report on such schedule are included in this Form 10-K on the pages noted.

                                                                  Page Number in
                                                                     10-K Report

    Independent Auditors' Report on such schedule                             34
    Schedule II -- Valuation and Qualifying Accounts and Reserves             35


     All other schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

     (3) Exhibits

     Reference is made to the Exhibit Index which is found on page 37 of this Form 10-K Annual Report.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 1998.

                    Independent Auditors' Report on Schedule



Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

The audits referred to in our report dated August 7, 1998, except for Note 13, as to which the date is August 31, 1998, relating to the consolidated financial statements of Knape & Vogt Manufacturing Company which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying table of contents. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
August 7, 1998

               Knape & Vogt Manufacturing Company and Subsidiaries
          Schedule II - Valuation and Qualifying Accounts and Reserves



             Column A                      Column B         Column C          Column D          Column E
--------------------------------------------------------------------------------------------------------
                                           Balance         Charged to                           Balance
                                          beginning        costs and                            end of
Description                               of period       expenses(1)       Deductions(1)       period
--------------------------------------------------------------------------------------------------------
Year ended June 30, 1998:
 Allowances deducted from assets:
    Accounts receivable for:
      Doubtful accounts                     $268,000         $390,000            $381,000       $277,000
      Cash discounts                         257,000                -              63,000        194,000
--------------------------------------------------------------------------------------------------------
                                            $525,000         $390,000            $444,000       $471,000

Year ended June 30, 1997
 Allowances deducted from
  assets:
    Accounts receivable for:
      Doubtful accounts              $       340,000        $ 318,000           $ 390,000      $ 268,000
      Cash discounts                         223,000           34,000                   -        257,000
--------------------------------------------------------------------------------------------------------
                                           $ 563,000        $ 352,000           $ 390,000      $ 525,000

Year ended June 30, 1996
 Allowances deducted from
  assets:
    Accounts receivable for:
      Doubtful accounts                    $ 338,000        $ 593,000        $ 591,000          $340,000
      Cash discounts                         216,000            7,000                -           223,000
----------------------------------  ----------------  --------------- ----------------  ----------------
                                            $554,000        $ 600,000        $ 591,000          $563,000


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


                                      KNAPE & VOGT MANUFACTURING COMPANY


                                      By  /s/ Allan E. Perry
                                          Allan E. Perry, President and Chief
                                          Executive Officer

Date:  September 1, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 1, 1998, by the following persons on behalf of the registrant in the capacities indicated. Each director or officer of the registrant, whose signature appears below, hereby appoints Richard C. Simkins as his attorney-in-fact, to sign in his name and on his behalf, as a director or officer of the registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.


/s/ Allan E. Perry                           /s/ William R. Dutmers
Allan E. Perry, Chief Executive Officer      William R. Dutmers,
and Director                                 Chairman of the Board

/s/ Richard C. Simkins                       /s/ Jack D. Poindexter
Richard C. Simkins, Executive Vice           Jack D. Poindexter, Principal
President and Director                       Financial and Accounting Officer

                                             /s/ John E. Fallon
Mary Rita Cuddohy, Director                  John E. Fallon, Director

                                             /s/ Herbert F. Knape
Michael J. Kregor, Director                  Herbert F. Knape, Director

/s/ Raymond E. Knape                         /s/ Richard S. Knape
Raymond E. Knape, Director                   Richard S. Knape, Director

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

10(e) Agreement dated November 1, 1997, amending loan agreement with Old Kent Bank - filed herewith.

10(f) Knape & Vogt Manufacturing Company 1997 Stock Incentive Plan, which was filed as Appendix A to the Registrant's proxy statement dated September 17, 1997, is incorporated by reference.

10(g) Letter Agreement dated July 1, 1998 between Knape & Vogt Manufacturing Company and William R. Dutmers - filed herewith.

10(h) Restricted Share Award Agreement dated July 1, 1998 between Knape & Vogt Manufacturing Company and William R Dutmers - filed herewith.

10(i) Management Continuity Agreement dated July 1, 1997, between Knape & Vogt Manufacturing Company and Allan E. Perry - filed herewith. Registrant has entered into identical agreements with Messrs. Richard
          C. Simkins, Michael G. Van Rooy and John Vogus.

21        Subsidiaries of Registrant.

23        Consent of BDO Seidman, LLP, independent public accountants.

24        Power of Attorney (Included on page 36).

27        Financial Data Schedule

                                 EXHIBIT 10(e)

                                 REVOLVING NOTE
$47,500,000                                               Grand Rapids, Michigan
                                                                November 1, 1997

     FOR VALUE RECEIVED, the undersigned, KNAPE & VOGT MANUFACTURING COMPANY, a Michigan corporation (the "Company"), hereby promises to pay to the order of OLD KENT BANK, a Michigan banking corporation (the "Bank"), in lawful currency of the United States of America and in immediately available funds, on November 1, 1999, the principal sum of Forty-seven Million Five Hundred Thousand Dollars ($47,500,000), or, if less, the aggregate unpaid principal amount of revolving Loans made by the Bank to the Company pursuant to the Loan Agreement described below and to pay interest on the unpaid principal balance hereof from time to time outstanding, in like money and funds, for the period from the date hereof until those Revolving Loans shall be paid in full, at the rates per annum and on the dates proviced in the Loan Agreement referred to below.

     The Bank is hereby authorized by the Company to note on the schedule attached to this Revolving Note or on its books and records the date and amount of each Revolving Loan, the applicable interest rate and type and duration of the related Interest Period (if applicable), the amount of each payment or prepayment of principal thereon, and the other information provided for on that schedule, which schedule or such books and records, as the case may be, shall constitute prima facie evidence of the information so noted, provided that any failure by the Bank to make any that notation shall not relieve the Company of its obligation to repay the outstanding principal amount of this Revolving Note, all accrued interest hereon and any amount payable with respect hereto in accordance with the terms of this Revolving Note and the Loan Agreement.

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


                                       KNAPE & VOGT MANUFACTURING COMPANY

                                       By /s/  Richard C. Simkins
                                               Richard C. Simkins
                                       Its        Executive Vice President


                                       Accepted by:

                                       OLD KENT BANK

                                       By
                                           Andrew P. Gavulic, Vice President
#196636

                                 EXHIBIT 10(g)



                                  July 1, 1998



Mr. William R. Dutmers
1848 Antisdale Road
Muskegon, MI 49441

Dear Bill:

     This letter will serve as our agreement concerning your compensation and the services to be provided by you to Knape & Vogt Manufacturing Company (the "Company"). This agreement becomes effective as of July 1, 1998.

     Services Rendered. You are presently serving as Chairman of the Board of Directors of the Company. You have been providing and expect to continue providing consulting services to the Company concerning mergers, acquisitions, asset dispositions and other special projects that may be assigned to you from time to time by the Board of Directors or management of the Company. You will also be expected to perform those duties outlined in a written job description to be approved by the Compensation Committee and the full Board of Directors prior to July 1, 1998. It is expected that you will devote at least 80% of your business time to the Company's business. You will report directly to the Board of Directors.

     Restricted Shares. Your base compensation for services rendered will be an annual award at the beginning of each fiscal year of 10,500 restricted shares of the Company's common stock. This restricted share award will be granted as of the beginning of each fiscal year for five years, subject to prior termination of the arrangement by the Board of Directors. The restricted shares will not vest and may not be transferred until one year after they are issued. During the restricted period, the restricted shares will be forfeited if you cease to be Chairman of the Board of Directors for any reason or cease to be a member of the Board of Directors for any reason, other than your death or disability. After the one year restricted period, the restricted shares will vest and become freely transferrable. The restricted shares will be issued to you in a private placement and will not have been registered under state and federal securities law. During the one year restriction period, you will be permitted to vote the restricted shares and will be entitled to dividends paid on the restricted shares. The

Mr. William R. Dutmers
July 1, 1998
Page 2


restricted shares will vest automatically upon a change of control of the Company. The terms and conditions of the restricted shares will be described in more detail in a Restricted Share Award Agreement to be signed by you and the Company, a copy of which is attached to this letter.

     EVA Bonus. During the term of this Agreement, you will be paid a bonus based on Economic Value Added determined in the same manner as provided in the Company's Management Incentive Compensation Plan (the EVA Bonus Plan). For purposes of calculating an equivalent to the bonus that would be payable under the EVA Bonus Plan, your "base" for EVA bonus purposes for each fiscal year will equal the fair market value of the 10,500 restricted shares. Fair market value will be the average closing price per share during the month of June as reported in the Wall Street Journal prior to the date the restricted shares were awarded. July 1 will be the award date for the restricted shares. Your Target Bonus Percentage will be 65% for purposes of calculating your EVA bonus. Any bonus earned by you will be allocated to leveraged stock options in the same percentage as the maximum percentage of EVA bonus that the Company's President and Chief Executive Officer is eligible to designate as his EVA Bonus Option Amount under the EVA Bonus Plan. In addition, if the amount of leveraged stock options that the President and Chief Executive Officer of the Company is eligible to receive is reduced because of the limitations contained in Section 6.4(a) of the 1997 Stock Incentive Plan, then the number of leveraged stock options that you may receive will also be reduced on a pro rata basis. Although you are not a participant in the Company's EVA Bonus Plan, the leveraged stock options will be granted to you on terms equivalent to the leveraged stock options that would have been granted under the EVA Bonus Plan had you been a participant in the EVA Bonus Plan. The options and the shares covered by the options will be issued in a private placement and will not be registered under state and federal securities laws.

     Additional Compensation. The Company will also provide you with coverage under the Company's medical insurance plan. The Company will lease a suitable automobile for your use and reimburse you for automobile expenses related to the Company's business.

     Independent Contractor. We agree that you are providing services to the Company as an independent contractor, and not as an employee. As an independent contractor, you set your own hours and determine the manner and method of your performance. This agreement is not an employment agreement and does not create an employment relationship.

Mr. William R. Dutmers
July 1, 1998
Page 3

     This agreement supersedes and replaces any and all other agreements or arrangements and may be canceled by you or the Company at any time. This agreement is not a commitment to nominate or elect you to the Company's Board of Directors.

     If this letter accurately reflects the agreement between you and the Company concerning these matters, please acknowledge below and return a copy to the Company.

                                        Sincerely,

                                        KNAPE & VOGT MANUFACTURING COMPANY



                                        By: /s/ Allan E. Perry

                                          Its: President

Acknowledged and agreed:


/s/William R. Dutmers
William R. Dutmers




::ODMA\PCDOCS\GRR\140334\1

                                  EXHIBIT 10(h)

                        RESTRICTED SHARE AWARD AGREEMENT


     AGREEMENT made as of this 1st day of July, 1998, by KNAPE & VOGT MANUFACTURING COMPANY, a Michigan corporation (the "Company"), and WILLIAM R. DUTMERS, an individual (the "Grantee").

RECITALS

     The Company and the Grantee have entered into a consulting agreement providing for the grant by the Company to the Grantee of restricted shares of common stock of the Company.

     The Board of Directors of the Company has approved an award of restricted shares to the Grantee upon the terms and conditions set forth in this Agreement.

     The Company and the Employee desire to confirm in this Agreement the terms, conditions and restrictions applicable to the award of restricted stock.

     NOW, THEREFORE, intending to be bound, the parties agree as follows:

1.       DEFINITIONS

     1.1 "Board" means the Board of Directors of the Company.

     1.2  "Change in Control"  shall have the  meaning  ascribed to such term in
Section 10.2 of the Company's 1997 Stock Incentive Plan.

     1.3 "Common Stock" means the common stock of the Company, par value $2.00 per share.

     1.4 "Company" means Knape & Vogt Manufacturing Company, a Michigan corporation, its successors and assigns.

     1.5 "Effective Date of this Agreement" means July 1, 1998.

     1.6 "Fiscal Year" means the twelve month period ending June 30 of each year, or such other fiscal year as may be adopted for the Company by the Board.

     1.7 "Restricted Share" means a Share which is subject to the restriction on sale, pledge or other transfer imposed by Section 3.1. An "Unrestricted Share" is a Share which is no longer a Restricted Share.

     1.8 "Reverted Shares" means Shares which have reverted to the Company pursuant to Section 5.2.

     1.9 "Shares" means the shares of Common Stock awarded, issued and delivered to the Grantee under this Agreement. If, as a result of a stock split, stock dividend, combination of stock, or any other change or exchange of securities, by reclassification, reorganization, recapitalization or otherwise, the Shares shall be increased or decreased, or changed into or exchanged for a different number or kind of shares of stock or other securities of the Company or another corporation, the term "Shares" shall mean and include the shares of stock or other securities issued with respect to the Shares.

     1.10 "Vested Shares" shall have the meaning expressed in Section 5.1.

2.       AWARD AND ACCEPTANCE OF AWARD; TAX ELECTION

     2.1 Award. The Company confirms the award to the Grantee of 10,500 shares of Common Stock (the "Shares") as restricted stock, upon the terms, restrictions and conditions of this Agreement. The award of Shares shall be effective as of the Effective Date of this Agreement. The Company agrees to issue and deliver to the Grantee a certificate representing the Shares promptly after the Effective Date of this Agreement.

     2.2 Acceptance. The Grantee accepts this award of Shares and agrees to hold them subject to the terms, restrictions and conditions of this Agreement.

     2.3 Tax Election. The Grantee may elect to be taxed in 1998 [the year in which this award is made] on the fair market value of the Shares awarded by signing an election to be so taxed under Section 83(b) of the Internal Revenue Code, and filing such election with the Internal Revenue Service within thirty
(30) days after the Effective Date of this Agreement. If the Grantee chooses not to make such an election, the Grantee will be taxed on the fair market value of the Shares in the year in which the restrictions lapse.

     2.4 No Withholding. The Grantee recognizes that he is an independent contractor with respect to the Company and not an employee of the Company. The Company will not withhold any amounts from the award of Shares for tax purposes. Grantee is responsible for his own tax consequences with respect to the award of Shares.

3.       RESTRICTIONS ON TRANSFER OF SHARES; LAPSE OF RESTRICTIONS

     3.1 Transfer Prohibition. The Grantee shall not sell, pledge or otherwise assign or transfer any Share or any interest in any Share while such Share is a Restricted Share.

     3.2 Restricted Shares. Every Share shall be a Restricted Share until the restrictions lapse as provided in Section 3.6.

     3.3 Securities Law Compliance. The Grantee shall not sell or transfer any Share or any interest in any Share, whether such Share is or is not a Restricted Share, unless either (a) the Company shall consent in writing to such transfer, or (b) the Company shall have received an opinion of counsel satisfactory to the Company to the effect that such transfer will not violate the registration requirements imposed by the Securities Act of 1933 or any other provision of law which the Company shall desire such opinion to cover. The Grantee acknowledges that the Shares have not been registered under the federal securities laws or the securities laws of any state.

     3.4 Legend. Every certificate representing a Share shall at all times bear the following legend:

         "The transferability of this certificate and the shares of stock represented hereby are subject to the terms and conditions (including forfeiture) of the Award Agreement entered into between the registered owner and the Company, dated July 1, 1998. A copy of the Award Agreement is on file in the offices of the Company, 2700 Oak Industrial Drive, N.E., Grand Rapids, MI 49505."

     3.5 Stop Transfer Instructions. The Company shall have the right to issue instructions to the transfer agent for the shares of the Company, prohibiting transfer of any Shares except in accordance with the requirements of this Agreement.

     3.6 Unrestricted Shares. The restrictions imposed by Section 3.1 shall lapse at the time a Share becomes a Vested Share pursuant to Section 5.1. At that time, the Share will be an Unrestricted Share.

     3.7 New Certificate for Unrestricted Shares. If the Grantee holds a certificate representing Shares which are no longer Restricted Shares, the Grantee shall be entitled to receive from the Company, in exchange therefor, a certificate representing such Unrestricted Shares, bearing a legend, if the Company shall deem such a legend to be appropriate, only to the effect that the transfer of such Shares is prohibited if it would violate the Securities Act of 1933, or any state securities law. If the Grantee's certificate represents both Restricted and Unrestricted Shares, the Grantee shall be entitled to receive two certificates in exchange therefor, one of which shall represent the Restricted Shares and one of which shall represent Unrestricted Shares.

     3.8  Rights of  Shareholder.  Except for the  restrictions  imposed in this
Article 3 and unless the Shares have reverted to the Company pursuant to Section 5.2, the Grantee shall have all the rights of a shareholder with respect to the Restricted Shares, including the right to vote and to receive the dividends declared and paid thereon.

4.       ACQUISITION WARRANTIES

     In order to induce the Company to issue and deliver the Shares on the terms of this Agreement, the Grantee warrants to and agrees with the Company as follows:

     4.1 No Participating Interest. The Grantee is acquiring the Shares for the Grantee's own account, and has not made any arrangement to convey any interest in the Shares to any person, other than to transfer Reverted Shares to the Company pursuant to Section 5.3.

     4.2 Ability to Evaluate. Because of the Grantee's knowledge and experience in financial and business matters, the Grantee is capable of evaluating the merits and risks of acquiring the Shares under the arrangements prescribed by this Agreement.

     4.3 Familiarity with Company. The Grantee is familiar with the business, financial condition, earnings and prospects of the Company, and confirms that the Company has not made any representation regarding the foregoing matters or the merits of this Agreement.

     4.4 All Questions Answered. The Grantee understands all of the terms of this Agreement and the consequences to the Grantee of any actions which may be taken under this Agreement. The Grantee confirms there are no questions relating to any such matters which have not been answered to the Grantee's complete satisfaction.

     4.5 Accredited Investors Status. The Grantee represents and warrants to the Company that he is an "accredited investor" as such term is defined in Regulation D under the Securities Act of 1933, as amended, because Grantee's net worth exceeds $1,000,000.

     4.6 Separate Award. The Company and the Grantee understand that Grantee is not a participant in the Company's 1997 Stock Incentive Plan, and this Agreement is not subject to the Company's 1997 Stock Incentive Plan.

5.       VESTING AND REVERSION

     5.1 Vesting.  All Shares shall become 100% Vested  Shares on the earlier of
(i) July 1, 1999 (one year from the date of this Agreement), (ii) the occurrence of a Change of Control, (iii) Grantee's death, or (iv) Grantee's disability, unless prior to such time such shares revert to the Company pursuant to Section
5.2 of this Agreement because Grantee ceases to be Chairman of the board or a member of the Board of Directors for any reason (other than death or disability), whether Grantee's departure was because of resignation or any other reason (other than death or disability).

     5.2 Reversion. Unless already vested pursuant to Section 5.1 above, all Shares which have not become Vested Shares shall automatically revert to the Company if prior to July 1, 1999 (one year from the date of this Agreement) Grantee ceases to be Chairman of the Board of Directors or a member of the Board of Directors for any reason (other than death or disability), whether Grantee's departure was because of resignation or any other reason. No compensation shall be payable to the Grantee for shares which revert to the Company (other than death or disability).

     5.3 Effect of Reversion. Upon reversion of any Shares (a) absolute ownership thereof shall automatically revert to the Company at that time, (b) such Shares shall be deemed to be "Reverted Shares" for purposes of this Agreement, (c) all the Grantee's rights and interests in the Reverted Shares shall cease at that time, and (d) the Grantee shall be obligated immediately to surrender to the Company the certificates representing the Reverted Shares, but the failure to do so shall not impair the immediate effect of clauses (a), (b) and (c) above.

6.       GENERAL PROVISIONS

     6.1 No Right to Employment. This Agreement is not an employment contract. Grantee is an independent contractor with respect to the Company.

     6.2 Severability. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be valid and enforceable, but if any provision of this Agreement shall be held to be prohibited or unenforceable under applicable law (a) such provision shall be deemed amended to accomplish the objectives of the provision as originally written to the fullest extent permitted by law, and (b) all other provisions of this Agreement shall remain in full force and effect.

     6.3 Captions. The captions used in this Agreement are for convenience only, do not constitute a part of this Agreement and all of the provisions of this Agreement shall be enforced and construed as if no captions had been used.

     6.4 Complete Agreement. This Agreement and the Letter Agreement dated July 1, 1998, between the Company and Grantee contain the complete agreement between the parties relating in any way to the subject matter of this Agreement and supersede any prior understandings, agreements or representations, written or oral, which may have related to such subject matter in any way.

     6.5 Notices.

          (a) Procedures Required. Each communication given or delivered under this Agreement must be in writing and may be given by personal delivery or by certified mail, return receipt requested. A written communication shall be deemed to have been given on the date it shall be delivered to the address required by this Agreement.

          (b) Communications to the Company. Communications to the Company shall be addressed to it at the principal corporate headquarters and marked to the attention of the Company's Executive Compensation Committee Chair.

          (c) Communications to the Grantee. Every communication to the Grantee shall be addressed to the Grantee at the address given immediately below the Grantee's signature to this Agreement, or to such other address as the Grantee shall specify to the Company.

     6.6 Assignment. This Agreement is not assignable by the Grantee during the Grantee's lifetime. This Agreement shall be binding upon and inure to the benefit of (a) the successors and assigns of the Company, and (b) any person to whom the Grantee's rights under this Agreement may pass by reason of the Grantee's death.

     6.7 Amendment. This Agreement may be amended, modified or terminated by written agreement between the Company and the Grantee.

     6.8 Waiver. No delay or omission in exercising any right hereunder shall operate as a waiver of such right or of any other right hereunder. A waiver upon any one occasion shall not be construed as a bar or waiver of any right or remedy on any other occasion. All of the rights and remedies of the parties hereto, whether evidenced hereby or granted by law, shall be cumulative.

     6.9 Choice of Law. This Agreement shall be deemed to be a contract made under the laws of the State of Michigan and for all purposes shall be construed in accordance with and governed by the laws of the State of Michigan.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

Grantee:                                  KNAPE & VOGT MANUFACTURING
                                          COMPANY


/s/William R. Dutmers                     By /s/Allan E. Perry
William R. Dutmers                           Its   President

Address:

1848 Antisdale

Muskegon, MI 49441



::ODMA\PCDOCS\GRR\140209\3

                                 EXHIBIT 10(i)

                         MANAGEMENT CONTINUITY AGREEMENT


     THIS IS AN  AGREEMENT  between  KNAPE  & VOGT  MANUFACTURING  COMPANY  (the
"Corporation"), whose principal offices are 2700 Oak Industrial Drive, N.E. Grand Rapids, MI 49505, and ALLAN E. PERRY (the "Executive"), who resides at 10127 Augusta Valley Court, S.E., Ada, MI 49301, dated July 1, 1997.

                                    RECITALS

     The Executive is a key executive officer of the Corporation whose continued dedication, availability, advice and counsel to the Corporation is deemed important to the Board of Directors of the Corporation ("Board"), the Corporation and its shareholders. The services of the Executive, his experience and knowledge of the affairs of the Corporation and his reputation and contacts in the industry are extremely valuable to the Corporation. The Corporation wishes to attract and retain such well-qualified executives, and it is in the best interests of the Corporation and of the Executive to secure the continued services of the Executive notwithstanding any change in control of the Corporation. The Corporation considers the establishment and maintenance of a sound and vital management to be part of its overall corporate strategy and to be essential to protecting and enhancing the best interests of this Corporation and its shareholders. Accordingly, the Board has approved this Agreement with the Executive and authorized its execution and delivery on behalf of the Corporation.

                                    AGREEMENT

     1. Term of Agreement. This Agreement will begin on the date entered above (the "Commencement Date") and will continue in effect through the third anniversary of the Commencement Date. However, as of the third anniversary of the Commencement Date, and as of each third anniversary date thereafter, the term of this Agreement may be extended for three (3) additional years if the Board specifically approves such an extension. If this Agreement is not so extended, it will terminate unless the following sentence applies. If a Change of Control occurs during the term of this Agreement, this Agreement will continue in effect for at least thirty-six (36) months beyond the end of the month in which any Change of Control occurs.

     2. Definitions. The following defined terms shall have the meanings set forth below, for purposes of this Agreement:

          (a) Change of Control. A "Change of Control" of the Corporation shall be deemed to have occurred only if:

               (i) Any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act")) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing fifty-one percent (51%) or more of the combined voting power of the Corporation's then outstanding securities; or

               (ii) At any time a majority of the Board of Directors of the Corporation is comprised of other than Continuing Directors (for purposes of this and the following paragraphs, the term Continuing Director means a director who was either (A) first elected or appointed as a Director prior to the date of this Agreement; or (B) subsequently elected or appointed as a director if such director was nominated or appointed by at least a majority of the then Continuing Directors); or

               (iii) Any of the following occur:

                    (A) Any merger or consolidation  of the  Corporation,  other than a merger or consolidation in which the voting securities of the Corporation immediately prior to the merger or consolidation continue to represent (either by remaining outstanding or being converted into securities of the surviving entity) fifty-one percent (51%) or more of the combined voting power of the Corporation or surviving entity immediately after the merger or consolidation with another entity;

                    (B) Any sale, exchange,  lease, mortgage,  pledge, transfer, or other disposition (in a single trans action or a series of related transactions) of all or substantially all of the assets of the Corporation, which shall not include any asset sales approved by the Continuing Directors for the specific purpose of downsizing of the Corporation's continuing business operations;

                    (C) Any liquidation or dissolution of the Corporation; or

                    (D) Any  transaction  or series  of  related  trans  actions having, directly or indirectly, the same effect as any of the foregoing; or any agreement, contract, or other arrangement providing for any of the foregoing.

          (b) Disability. "Disability" means that, as a result of Executive's incapacity due to physical or mental illness, the Executive shall have been found to be eligible for the receipt of benefits under the Corporation's long term disability plan.

          (c) Cause. "Cause" means (i) the willful commission by the Executive of a criminal or other act that causes or will probably cause substantial economic damage to the Corporation or a Subsidiary or substantial injury to the business reputation of the Corporation or a Subsidiary; (ii) the commission by the Executive of an act of fraud in the performance of such Executive's duties on behalf of the Corporation or a Subsidiary; or (iii) the continuing willful failure of the Executive to perform the duties of such Executive to the Corporation or a Subsidiary (other than any such failure resulting from the Executive's Disability or occurring after issuance by Executive of a Notice of Termination for Good Reason) after written notice thereof (specifying the particulars thereof in reasonable detail) and a reasonable opportunity to be heard and cure such failure are given to the Executive by the Executive Compensation Committee of the Board. For purposes of this subparagraph, no act, or failure to act, on the Executive's part shall be deemed "willful" unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the action or omission was in the best interest of the Corporation or a Subsidiary.

          (d) Good Reason. For purposes of this Agreement, "Good Reason" means the occurrence of any one or more of the following without the Executive's express written consent:

               (i) The assignment to Executive of duties which are materially different from or inconsistent with the duties, responsibilities, and status of Executive's position at any time during the six (6) month period prior to the Change of Control of the Corporation, or which result in a significant reduction in Executive's authority and responsibility as a senior executive of the Corporation;

               (ii) A reduction by the Corporation in Executive's base salary or salary grade as of the day prior to the Change of

          Control, or the failure to grant salary increases and bonus payments on a basis comparable to those granted to other executives of the Corporation, or reduction of Executive's most recent incentive bonus potential prior to the Change of Control under the Corporation's Management Bonus Plan, or any successor plan;

               (iii) The Corporation requiring Executive to be based at a location in excess of forty (40) miles from the location where Executive is currently based, or in the event of any relocation of the Executive with the Executive's express written consent, the failure of the Corporation or a Subsidiary to pay (or reimburse the Executive for) all reasonable moving expenses by the Executive relating to a change of principal residence in connection with such relocation and to indemnify the Executive against any loss realized in the sale of the Executive's principal residence in connection with any such change of residence, all to the effect that the Executive shall incur no loss on an after tax basis;

               (iv) The failure of the Corporation to obtain a satisfactory agreement from any successor to the Corporation to assume and agree to perform this Agreement, as contemplated in Paragraph 6 hereof;

               (v) Any termination by the Corporation of Executive's employment that is not effected pursuant to a Notice of Termination;

               (vi) Any termination of Executive's employment, reduction in Executive's compensation or benefits, or adverse change in Executive's location or duties, if such termination, reduction or adverse change
          (aa) occurs within six (6) months before a Change of Control, (bb) is in contemplation of such Change in Control, and (cc) is taken to avoid the effect of this Agreement should such action occur after such Change in Control;

               (vii) The failure of the Corporation to provide the Executive with substantially the same fringe benefits (including, without limitation, retirement plan, health care, insurance, stock options and paid vacations) that were provided to him immediately prior to the Change in Control, or with a package of fringe benefits that, though one or more of such benefits may vary from those in effect immediately prior to such Change in Control, is substantially comparable in all material respects to such fringe benefits taken as a whole.

          The existence of Good Reason shall not be affected by Executive's Disability. Executive's continued employment shall not constitute a waiver of Executive's rights with respect to any circumstance constituting Good Reason under this Agreement.

          (e) Notice of  Termination.  "Notice of  Termination"  means a written notice indicating the specific termination provision in this Agreement relied upon and setting forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the employment under the provision so indicated. The Executive shall not be entitled to give a Notice of Termination that the Executive is terminating employment for Good Reason more than six (6) months following the occurrence of the event alleged to constitute Good Reason, except with respect to an event which occurred before the Change of Control, in which case the Notice of Termination must be given within six (6) months following the Change of Control.

          (f) Retirement. "Retirement" means having reached normal retirement age as defined in the Corporation's profit sharing plan or taking early retirement in accordance with the terms of the Corporation's profit sharing plan.

          (g) Subsidiary. "Subsidiary" means a corporation with at least eighty percent (80%) of its outstanding capital stock owned by the Corporation.

     3. Eligibility for Severance Benefits. Subject to Paragraph 5, the Executive shall receive the Severance Benefits described in Paragraph 4 if the Executive's employment is terminated during the term of this Agreement, and

          (a) The termination occurs within thirty-six (36) months after a Change of Control, unless the termination is (i) because of Executive's death or Disability, (ii) by the Corporation for Cause, or (iii) by the Executive other than for Good Reason; or

          (b) The Corporation terminates the employment within six (6) months before a Change of Control, in contemplation of such Change of

     Control, and to avoid the effect of this Agreement should such action occur after such Change of Control.

     4. Severance Benefits. Subject to Paragraph 5, the Executive shall receive the following Severance Benefits (in addition to accrued compensation and vested benefits) if eligible under Paragraph 3:

          (a) A lump sum cash amount equal to Executive's annual base salary at the highest annual rate in effect during the twelve (12) month period immediately prior to the Change of Control or, if greater, at the rate in effect at the time Notice of Termination is given (or on the date the employment is terminated if no Notice of Termination is required), multiplied by 2.5;

          (b) The average incentive bonus paid to Executive over the preceding three (3) full year period, multiplied by 2.5;

          (c) For a three (3) year period after the date the employment is terminated, the Corporation will arrange to provide to Executive at the Corporation's expense, with:

               (i) Health care coverage equal to that in effect for Executive prior to the termination (or, if more favorable to Executive, that furnished generally to salaried employees of the Corporation), including, but not limited to, hospital, surgical, medical, dental, prescription and dependent coverages. Upon the expiration of the health care benefits required to be provided pursuant to this subparagraph 4(c), the Executive shall be entitled to the continuation of such benefits under the provisions of the Consolidated Omnibus Budget Reconciliation Act. Health care benefits otherwise receivable by Executive pursuant to this subparagraph 4(c) shall be reduced to the extent comparable benefits are actually received by Executive from a subsequent employer during the three (3) year period following the date the employment is terminated and any such benefits actually received by Executive shall be reported to the Corporation;

               (ii) Life and accidental death and dismemberment insurance coverage (including supplemental coverage purchase opportunity and double indemnity for accidental death) equal (including policy terms) to that in effect at the time Notice of Termination is given (or on the date the employment is terminated if no Notice of Termination is required) or, if more favorable to Executive, equal to that in effect at the date the Change of Control occurs; and

               (iii) Disability insurance coverage (including policy terms) equal to that in effect at the time Notice of Termination is given (or on the date employment is terminated if no Notice of Termination is required) or, if more favorable to Executive, equal to that in effect immediately prior to the Change of Control; provided, however, that no income replacement benefits will be payable under such disability policy with regard to the three (3) year period following a termination of employment provided that the payments payable under subparagraphs 4(a) and (b) above have been made;

          (d) The Corporation shall pay all fees for outplacement services for the Executive up to a maximum equal to fifteen percent (15%) of the Executive's base salary used to calculate his benefit under subparagraph 4(a) plus provide a travel expense account of up to $5000 to reimburse job search travel;

          (e) In computing and determining Severance Benefits under subparagraphs 4(a), (b), (c), and (d) above, a decrease in Executive's salary, incentive bonus, or insurance benefits shall be disregarded if such decrease occurs within six (6) months before a Change of Control, is in contemplation of such Change of Control, and is taken to avoid the effect of this Agreement should such action be taken after such Change of Control; in such event, the salary, incentive bonus, and/or insurance benefits used to determine Severance Benefits shall be that in effect immediately before the decrease that is disregarded pursuant to this subparagraph 4(c);

          (f) Executive shall not be required to mitigate the amount of any payment provided for in this Paragraph 4 by seeking other employment or otherwise, nor shall the amount of any payment provided for in this Paragraph 4 be reduced by any compensation earned by Executive as the result of employment by another employer after the date the employment is terminated, or otherwise, with the exception of a reduction in health insurance coverage as provided in subparagraph 4(c)(i).

     The payments provided in subparagraphs 4(a) and (b) above shall be made not later than thirty (30) business days following the date the employment terminates.

     Any termination by the Corporation for Cause or due to Executive's Disability, or by Executive for Good Reason shall be communicated by Notice of Termination to the other party.

     5. Maximum Payments. Notwithstanding any provision in this Agreement to the contrary, if part or all of any amount to be paid to Executive by the Corporation under this Agreement or otherwise constitute a "parachute payment" (or payments) under Section 280G or any other similar provision of the Internal Revenue Code of 1986, as amended (the "Code"), the following limitation shall apply:

                  If the aggregate present value of such parachute payments (the "Parachute Amount") exceeds 2.99 times Executive's "base amount" as defined in Section 280G of the Code, and if as a result the amounts otherwise payable to or for the benefit of the Executive subsequent to the termination of his employment, and taken into account in calculating the Parachute Amount (the "termination payments"), shall be reduced and/or delayed, as further described below, to the extent necessary so that the Parachute Amount is equal to 2.99 times the Executive's "base amount."

     Any determination or calculation described in this Paragraph 5 shall be made by the Corporation's independent accountants. Such determination, and any proposed reduction and/or delay in termination payments shall be furnished in writing promptly by the accountants to the Executive. The Executive may then elect, in his sole discretion, which and how much of any particular termination payment shall be reduced and/or delayed and shall advise the Corporation in writing of his election, within thirty (30) days of the accountant's determination, of the reduction or delay in termination payments. If no such election is made by the Executive within such 30-day period, the Corporation may elect which and how much of any termination payment shall be reduced and/or delayed and shall notify the Executive promptly of such election. As promptly as practicable following such determination and the elections hereunder, the Corporation shall pay to or distribute to or for the benefit of the Executive such amounts as are then due to the Executive.

     Any disagreement regarding a reduction or delay in termination payments will be subject to arbitration under Paragraph 15 of this Agreement. Neither the Executive's designation of specific payments to be reduced or delayed, nor the Executive's acceptance of reduced or delayed payments, shall waive the Executive's right to contest such reduction or delay.

     6. Successors; Binding Agreements. This Agreement shall inure to the benefit of and be enforceable by Executive's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. Executive's rights and benefits under this Agreement may not be assigned, except that if Executive dies while any amount would still be payable to Executive hereunder if Executive had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement, to the beneficiaries designated by the Executive to receive benefits under this Agreement in a writing on file with the Corporation at the time of the Executive's death or, if there is no such beneficiary, to Executive's estate. The Corporation will require any successor (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business and/or assets of the Corporation (or of any division or Subsidiary thereof employing Executive) to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place. Failure of the Corporation to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle Executive to compensation from the Corporation in the same amount and on the same terms to which Executive would be entitled hereunder if Executive terminated the employment for Good Reason following a Change of Control.

     7. Withholding of Taxes. The Corporation may withhold from any amounts payable under this Agreement all federal, state, city, or other taxes as required by law.

     8. Notice. For the purpose of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to the respective addressees set forth on the first page of this Agreement, or at such other addresses as the parties may designate in writing.

     9. Miscellaneous. No provision of this Agreement may be modified, waived, or discharged unless such waiver, modification, or discharge is agreed to in writing and signed by Executive and such officer as may be specifically designated by the Board of Directors of the Corporation. The validity, interpretation, construction, and performance of this Agreement shall be governed by the laws of the State of Michigan.

     10. Employment Rights. This Agreement shall not confer upon Executive any right to continue in the employ of the Corporation or its subsidiaries and shall not in any way affect the right of the Corporation or its subsidiaries to dismiss or otherwise terminate Executive's employment at any time with or without cause.

     11. No Vested Interest. Neither Executive nor Executive's beneficiary shall have any right, title, or interest in any benefit under this Agreement prior to the occurrence of the right to the payment thereof, or in any property of the Corporation or its subsidiaries or affiliates.

     12. Prior Agreements. This Agreement contains the understanding between the parties hereto with respect to Severance Benefits in connection with a Change of Control of the Corporation and supersedes any such prior agreement between the Corporation (or any predecessor of the Corporation) and Executive. If there is any discrepancy or conflict between this Agreement and any plan, policy, or program of the Corporation regarding any term or condition of Severance Benefits in connection with a Change of Control of the Corporation, the language of this Agreement shall govern.

     13. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     14. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together shall constitute one and the same instrument.

     15. Arbitration. The sole and exclusive method for resolving any dispute arising out of this Agreement shall be arbitration in accordance with this paragraph. Except as provided otherwise in this paragraph, arbitration pursuant to this paragraph shall be governed by the Commercial Arbitration Rules of the American Arbitration Association. A party wishing to obtain arbitration of an issue shall deliver written notice to the other party, including a description of the issue to be arbitrated. Within fifteen (15) days after either party demands arbitration, the Corporation and the Executive shall each appoint an arbitrator. Within fifteen (15) additional days, these two arbitrators shall appoint the third arbitrator by mutual agreement; if they fail to agree within said fifteen (15) day period, then the third arbitrator shall be selected promptly pursuant to the rules of the American Arbitration Association for Commercial Arbitration. The arbitration panel shall hold a hearing in Kent County, Michigan, within ninety (90) days after the appointment of the third arbitrator. The fees and expenses of the arbitrator, and any American
Arbitration Association fees, shall be paid by the Corporation. Both the Corporation and the Executive may be represented by counsel and may present testimony and other evidence at the hearing. Within ninety (90) days after commencement of the hearing, the arbitration panel will issue a written decision; the majority vote of two of the three arbitrators shall control. The majority decision of the arbitrators shall be final and binding on the parties, and shall be enforceable in accordance with law. Judgment may be entered on the arbitrators' award in any court having jurisdiction. The Executive shall be entitled to seek specific performances of his rights under this Agreement during the pendency of any dispute or controversy arising under or in connection with this Agreement. The Corporation will reimburse Executive for all reasonable attorney fees incurred by Executive as the result of any arbitration with regard to any issue under this Agreement (or any judicial proceeding to compel or to enforce such arbitration); (i) which is initiated by Executive if the Corporation is found in such proceeding to have violated this Agreement substantially as alleged by Executive; or (ii) which is initiated by the Corporation, unless Executive is found in such proceeding to have violated this Agreement substantially as alleged by the Corporation.

     IN WITNESS WHEREOF, the parties have signed this Agreement as of the day and year written above.

                                    CORPORATION:

                                    KNAPE & VOGT MANUFACTURING
                                    COMPANY


                                    By /s/Herbert F. Knape

                                    Its:  Chairman of the Executive Compensation
                                          Committee


                                    EXECUTIVE:


                                    /s/Allan E. Perry
                                    Allan E. Perry





::ODMA\PCDOCS\GRR\46599\1

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

Feeny Manufacturing Company (organized under the laws of Michigan)

The Hirsh Company (organized under the laws of Illinois)

                                   EXHIBIT 23


         Consent of Independent Certified Public Accountants



We hereby consent to the incorporation by reference of our reports dated August 7, 1998, except for Note 13, as to which the date is August 31, 1998, relating to the consolidated financial statements and schedule of Knape & Vogt Manufacturing Company, appearing in that Corporation's annual report on Form 10-K for the year ended June 30, 1998, in that corporation's previously filed Form S-8 Registration Statements (file numbers 33-20227, 33-43704, 33-88206, 33-88212 and 333-45411).





/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
September 1, 1998