Form 10-Q
period 1998-09-30
KNAPE & VOGT MANUFACTURING CO
filed 1998-11-06
CIK 56362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

                                 YES __X__  NO ______

        2,511,805 common shares were outstanding as of October 30, 1998. 2,251,703 Class B common shares were outstanding as of October 30, 1998.

The Exhibit Index appears on page 13.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I    FINANCIAL INFORMATION

     Item 1. Financial Statements.

          Condensed Consolidated Balance Sheets
          --September 30, 1998 and June 30, 1998...............................2

          Condensed Consolidated Statements of Income
          --Three Months Ended September 30, 1998 and 1997.....................3

          Condensed Consolidated Statements of Cash Flows
          --Three Months Ended September 30, 1998 and 1997.....................4

          Notes to Condensed Consolidated Financial Statements ..............5-6

     Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................7-9

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......10

PART II   OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders..............11

     Item 6. Exhibits and Reports on Form 8-K.................................11

SIGNATURES ...................................................................12

EXHIBIT INDEX.................................................................13

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       (Unaudited)          (Audited)
                                                      Sept. 30, 1998       June 30, 1998
                                                     -----------------  -----------------
Assets

Current assets
     Cash and equivalents                               $  12,420,761    $   3,057,158
     Accounts receivable - net                             25,946,723       25,677,043
     Inventories                                           12,253,899       12,808,532
     Prepaid expenses and other                             2,823,446        2,882,694
     Net assets held for sale                                    --         18,648,000
                                                        -------------    -------------
Total current assets                                       53,444,829       63,073,427
                                                        -------------    -------------
Property, plant and equipment                              61,275,300       60,901,901
Less accumulated depreciation                              25,494,810       24,247,181
                                                        -------------    -------------
      Net property, plant and equipment                    35,780,490       36,654,720
                                                        -------------    -------------
Other assets                                                4,128,449        4,304,940
                                                        -------------    -------------
                                                        $  93,353,768    $ 104,033,087
                                                        =============    =============

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                   $  11,917,695    $  17,765,610
     Other accrued liabilities                              9,831,829        7,031,650
                                                        -------------    -------------
Total current liabilities                                  21,749,524       24,797,260
                                                        -------------    -------------

Long-term debt                                                   --          9,700,000
Deferred income taxes and other long-term liabilities       7,894,148        7,779,153
                                                        -------------    -------------
     Total liabilities                                     29,643,672       42,276,413
                                                        -------------    -------------

Stockholders' Equity
Common stock                                               11,949,758       11,871,250
Additional paid-in capital                                 34,292,815       33,724,990
Restricted stock grants                                      (177,188)            --
Accumulated other comprehensive income:
     Foreign currency translation adjustment                  (92,636)            --
Retained earnings                                          17,737,347       16,160,434
                                                        -------------    -------------
       Total stockholders' equity                          63,710,096       61,756,674
                                                        -------------    -------------

                                                        $  93,353,768    $ 104,033,087
                                                        =============    =============
See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  Three Months Ended
                                                          Sept. 30, 1998      Sept. 30, 1997
                                                        ------------------   ------------------
Net sales                                                    $ 43,678,644    $ 44,658,302

Cost of sales                                                  33,784,740      33,154,397
                                                             ------------    ------------

Gross profit                                                    9,893,904      11,503,905

Selling and administrative expenses                             6,208,269       7,214,268
                                                             ------------    ------------

Operating income                                                3,685,635       4,289,637

Other expenses (income)                                          (286,347)        422,611
                                                             ------------    ------------

     Income from continuing operations before income taxes
                                                                3,971,982       3,867,026

Income taxes - continuing operations                            1,450,000       1,397,000
                                                             ------------    ------------

Income from continuing operations                               2,521,982       2,470,026


Income from discontinued operation, net of
     income taxes                                                    --           200,886
                                                             ------------    ------------


Net income                                                   $  2,521,982    $  2,670,912
                                                             ============    ============


Basic earnings per share
Income from continuing operations                            $       0.42    $       0.42
Income from discontinued operation                                   0.00            0.03
                                                             ------------    ------------
Net income per share                                         $       0.42    $       0.45
                                                             ============    ============

Weighted average shares outstanding                             5,963,149       5,906,710


Diluted earnings per share
Income from continuing operations                            $       0.42    $       0.42
Income from discontinued operation                                   0.00            0.03
                                                             ------------    ------------
Net income per share                                         $       0.42    $       0.45
                                                             ============    ============

Weighted average shares outstanding                             5,981,511       5,930,196

Cash dividend - common stock                                 $       .165    $       .165

Cash dividend - Class B common stock                         $        .15    $        .15

See accompanying notes

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Three Months Ended

                                                                              Sept. 30, 1998   Sept. 30, 1997
                                                                             ---------------- ----------------
Operating Activities:
     Net income                                                               $  2,521,982    $  2,670,912
     Non-cash items:
         Depreciation and amortization                                           1,698,645       1,876,628
         Deferred income taxes                                                      53,000            --
         Other long-term liabilities                                               (25,591)         81,845
         Stock grants earned                                                        59,062            --
         Changes in operating assets and liabilities:
                  Accounts receivable                                             (328,597)     (1,418,076)
                  Inventories                                                      554,633        (630,812)
                  Net assets of discontinued operation                                --          (304,332)
                  Other current assets                                             710,045         544,447
                  Accounts payable and accrued expenses                         (3,372,137)      4,389,464
                                                                                -----------      ----------
     Net cash provided by operating activities                                   1,871,042       7,210,076
                                                                               ------------     ------------
Investing Activities:
     Additions to property, plant and equipment                                   (373,399)     (1,217,248)
     Sale of Hirsh subsidiary                                                   18,129,569            --
     Payments for other assets                                                       7,493         798,787
                                                                                -----------     -----------
     Net cash provided by (used for) investing activities                       17,763,663        (418,461)
                                                                              ------------    ------------

Financing Activities:
     Cash dividends paid                                                          (945,069)       (938,031)
     Proceeds from issuance of common stock                                        410,083          45,596
     Payments on long-term debt                                                 (9,700,000)     (6,600,000)
                                                                               ------------     -----------
     Net cash used for financing activities                                    (10,234,986)     (7,492,435)
                                                                               ------------     ------------

Effect of Exchange Rate Changes on Cash                                            (36,116)           (645)
                                                                              ------------    ------------

Net Increase (Decrease) in Cash and Equivalents                                  9,363,603        (701,465)

Cash and equivalents, beginning of year                                          3,057,158       1,146,546
                                                                              ------------    ------------

Cash and equivalents, end of period                                           $ 12,420,761    $    445,081
                                                                              ============    ============

Cash Paid During the Period - interest                                        $    172,383    $    430,445
                            - income taxes                                    $    177,773    $    115,000

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Security and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results of operations. Interim results are not necessarily indicative of the results for the year end and are subject to year end adjustments, and audit by independent public accountants. The balance sheet at June 30, 1998, has been taken from the audited financial statements at that date. The condensed consolidated financial statements and notes should be read in conjunction with the Company's 1998 annual report.

Note 2 - Common Stock and Per Share Information

Income per share is determined based on weighted average number of shares outstanding during each period. The numerator was the same for the calculation of both basic and diluted earnings per share. The denominator was increased in the diluted computation due to the recognition of stock options as common stock equivalents.

Common stock is $2 par - shares authorized 6,000,000 of common stock and 4,000,000 of Class B common stock.

Note 3 - Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

                                                Sept. 30, 1998      June 30, 1998
                                                --------------      -------------
Finished products                                 $ 6,837,557       $ 7,369,923
Work in process                                     2,117,670         1,719,891
Raw materials                                       3,298,672         3,718,718
                                                   -----------       -----------

Total                                             $12,253,899       $12,808,532
                                                  ===========       ===========

Note 4 - New Accounting Standards Not Yet Adopted

Effective for fiscal years beginning after June 15, 1999, the Company must adopt Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. Then based on certain conditions, it is determined whether the derivative is considered to be a hedge instrument, which determines when the resulting gain or loss on the derivative is recognized. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard to affect its financial statements.

Note 5 - Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", issued in June 1997, was adopted by the Company during the three months ended September 30, 1998. This statement requires that all components of comprehensive income and total comprehensive income be reported in one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners and distributions to owners.

Comprehensive income and its components consist of the following:

                                               Sept. 30, 1998            Sept. 30, 1997
                                                --------------            --------------
Net income                                        $ 2,521,982               $ 2,670,912
Other comprehensive income:
   Foreign currency translation adjustment            (92,636)                   (4,523)
                                                     ---------             -------------

Comprehensive income                                $2,429,346             $   2,666,389
                                                    ==========             =============

Accumulated other comprehensive income (loss) totaled $(92,636) and $-0- at September 30, 1998 and June 30, 1998, respectively. During the three month periods ended September 30, 1998, and September 30, 1997, translation adjustments of $(92,636) and $(4,523), respectively, resulting from foreign currency denominated assets and liabilities of the Company's foreign subsidiaries and related to fluctuations in exchange rates, were charged directly to a component of stockholders' equity in the accompanying condensed consolidated balance sheets.

Note 6 - Sale of The Hirsh Company

On September 1, 1998, the Company sold The Hirsh Company (Hirsh), a wholly owned subsidiary. This resulted in a pre-tax loss of $11,800,000, which was included in the June 30, 1998, financial results. The loss includes the write-off of the unamortized balance of goodwill recorded in connection with the purchase of Hirsh. In connection with the sale, the Company recognized an additional tax cost of $1,000,000, resulting in a total loss related to the sale of Hirsh of $12,800,000.

Note 7 - Stock Repurchase

On September 1, 1998, the Company announced the purchase of up to 1,200,000 shares of the Company's common stock pursuant to a Dutch Auction self-tender offer at a price range of $19 to $22 per share. The Board of Directors also approved a purchase in the open market or in privately negotiated transactions, following the completion of the Dutch Action, of shares of common stock in an amount which when added to the number of shares of common stock purchased in the Dutch Auction would equal 1,350,000. Th Dutch Action was concluded on October 7, 1998, with the purchase of 1,230,784 shares at a price of $21 per share. The following unaudited pro forma data summarizes the impact the Dutch Auction would have had on stockholders' equity if the transaction had been completed prior to the end of the first quarter of fiscal 1999.

                                                        Actual              Pro forma
                                                     Sept. 30, 1998       Sept. 30, 1998
                                                     --------------      ---------------
Stockholders' equity:
Common stock ...................................      $ 11,949,758       $  9,488,190
Additional paid in capital .....................        34,292,815         10,907,919
Restricted stock grants ........................          (177,188)          (177,188)
Accumulated other comprehensive income:
         Foreign currency translation adjustment           (92,636)           (92,636)
Retained earnings ..............................        17,737,347         17,737,347
                                                        -----------       ------------
Total stockholders' equity .....................      $ 63,710,096       $ 37,863,632
                                                       ===========       =============

Note 8 - Stock Dividend

Beginning in the third quarter of fiscal 1999, the Company will issue stock dividends rather than cash dividends. In connection with this change, the Company filed a registration statement on September 30, 1998 for a Stock Dividend Sale Plan (the "Plan"). The Plan provides stockholders an opportunity to sell the stock dividends received on a quarterly basis at a reduced brokerage charge.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this section include forward-looking statements involving risks and uncertainties. When used in this document, the words "believes," "expected," "anticipates," "goal" and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning future improvements in gross margin, the benefits of the KVOPS effort, and the expected ability of the Company and its key customers, dealers and suppliers to successfully manage Year 2000 Issues. Such statements are subject to certain risks and uncertainties which would cause actual results to differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements which speak only as of the date of this report.

RESULTS OF OPERATIONS

Net Sales

The following table indicates the Company's sales (in millions) and percentage of total sales by product category for the three months ended September 30, 1998 and 1997:

                                    Three Months Ended September 30,
                             1998                         1997
                             ----                         ----
Shelving systems           $     19.4        44.4%      $     21.7        48.6%
Drawer slides                    17.6        40.3%            15.7        35.1%
Hardware                          6.7        15.3%             7.3        16.3%
                           ----------        -----     -----------        -----

Total                      $     43.7       100.0%      $     44.7       100.0%
                           ==========       ======      ==========       ======

Net sales for the first quarter of fiscal 1999 decreased $1.0 million, or 2.2%, over the comparable period of fiscal 1998. Excluding the impact of the sale of Hirsh on September 1, 1998, net sales for the first quarter of fiscal 1999 increased approximately 4% compared to the same period in the prior year. The decrease of 10.6% in the shelving systems reflects the sale of Hirsh. The increase of 12.1% in drawer slides was attributable to a double-digit volume increase in precision drawer slides, primarily for the metal office furniture market. Management believes that sales of precision drawer slides to the metal office furniture market represent a sizable opportunity for the Company and is continuing to pursue this market after its initial entrance into it one year ago.

Gross Profit and Expenses

Gross profit, as a percentage of net sales, was 22.7% for the first quarter of fiscal 1999 compared to 25.8% for the first quarter of fiscal 1998. The decline in gross profit is due to increased pricing pressure in the retail market and to the Company's ongoing investment in production and sales to position the Company for continued growth in the metal office furniture market. Management believes that gross profit will improve during the second half of the year due to two factors. First, the investment costs incurred to enter the metal office furniture market are expected to decline. Second, the Company should begin to realize some of the early benefits of its continuous flow manufacturing effort, KVOPS, which is currently underway. This ongoing improvement process is intended to simplify manufacturing operations, increase capacity, reduce shipping times and decrease inventory levels.

Selling and administrative expenses, as a percentage of net sales, decreased to 14.2% for the first quarter of fiscal 1999 from 16.2% of sales for the same period in the prior year. Fiscal 1999 results were favorably impacted by a one-time Michigan Single Business Tax refund of $557,460, or $.09 per diluted share, after-tax. Excluding the refund, selling and administrative expenses were at the same level as in the prior year.

Other Expenses

Interest expense was $117,165 for the current quarter compared to $409,191 for the quarter ended September 30, 1997. Following the sale of Hirsh, the Company was able to repay all of its outstanding debt. This compares to $22,400,000 of outstanding debt at September 30, 1997.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Other net income of $403,512 was recognized in the first quarter of fiscal 1999, compared to other net expense of $13,420 in the first quarter of the prior year. Fiscal 1999 results included two patent infringement settlements and interest earned on the Michigan Single Business Tax refund. These items totaled $256,122, or $.04 per diluted share, after-tax.

Income Taxes

The effective tax rate for the quarter ended September 30, 1998, remained relatively constant at 36.5% as compared to 36.1% for the quarter ended September 30, 1997.

Income from Continuing Operations

Income from continuing operations was $2,521,982 for the first quarter of fiscal 1999, compared to $2,470,026 in the prior year. Earnings per share from continuing operations were $0.42 per share for both the first quarter of fiscal 1999 and fiscal 1998.

Income from Discontinued Operation

The quarter ended September 30, 1998, does not include any income, or loss, recorded on discontinued operation, due to the fact that the discontinued operation, Roll-it, was sold in fiscal 1998. Income from discontinued operation for the first quarter of fiscal 1998 was $200,886 or $.03 per diluted share.

Net Income

Net income for the quarter of $2,521,982 was 5.8% of net sales compared to $2,670,912 for the first quarter of last year which was 6.0% of net sales. Net income per share was $0.42 per diluted share in the first quarter of fiscal 1999, compared to $0.45 per diluted share for the first quarter of fiscal 1998.

Liquidity and Capital Resources

Net cash from operating activities for the first quarter of fiscal 1999 provided $1,871,042 as compared to $7,210,076 for the first quarter of fiscal 1998. In fiscal 1999, the current liabilities are substantially lower than at June 30, 1998, due to two factors. First, several of the liabilities of Hirsh were transferred to the parent company at the time the subsidiary was sold. Hirsh typically had 60 days of payables recorded on the balance sheet; however, at the end of September 1998, only 30 days remained. Second, in the prior year, the Company adopted a more aggressive payment policy with its vendors which resulted in a higher accounts payable balance and a significant one-time increase in cash flows. Utilizing the philosophy of Economic Value Added, the Company will continue to search for opportunities such as this to improve cash flow.

Capital expenditures totaled $373,399 for the three months ended September 30, 1998, compared to $1,217,248 last year. The Company expects capital expenditures for the remainder of the current year to outpace the prior year as a result of the Company's ongoing investment in new product tooling and the KVOPS effort. In fiscal 1999, the Company recorded $18,129,569 of proceeds from the sale of the Hirsh subsidiary. The related loss was recorded in fiscal 1998.

The Company was able to repay all of its outstanding debt in the first quarter of fiscal 1999, utilizing the proceeds from the sale of Hirsh. In early October 1998, the Company completed the Dutch Auction tender offer with the repurchase of 1,230,784 shares of stock at $21 per share. This transaction was financed using existing cash balances and approximately $13 million of long-term borrowings.

Anticipated cash flow from operations and available balances on the revolving credit line will be utilized to fund working capital, capital expenditures and dividend payments.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Year 2000

The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the year 2000 and after. This could result in system failures or in miscalculations, causing disruption of operations, including, but not limited to, an inability to process transactions, to send and receive electronic data, or to engage in routine business activities and operations.

In 1995, the Company established a Year 2000 task force for Information Technology ("IT") to develop and implement a Year 2000 readiness program. The Company has developed a Year 2000 readiness plan, and has completed the audit, assessment and scope phases of its plan. The Company has completed an inventory of the software applications that it uses. The Company has also installed its Corporate Information System software at its subsidiaries to improve efficiency and to facilitate Year 2000 compliance. The Company estimates that the readiness program phase is approximately 60% complete for the Company's IT systems. The company's readiness program includes installing software releases designed to cause the software to be Year 2000 compliant. The Company is in the process of testing its IT systems for Year 2000 compliance, and expects testing activities to continue into 1999. The Company's goal is to be substantially Year 2000 compliant by December 1998, to allow for testing all systems during 1999.

In addition, in 1997 the Company began evaluating non-IT systems such as imbedded chips in production equipment and personal computer hardware and software. With respect to these non-IT systems, the company has completed the audit phase, and the assessment and scope phases are approximately 60% complete. The company is presently in the process of testing and implementation, and is upgrading its non-IT systems to become Year 2000 compliant. The Company's goal is to complete the remediation of non-IT systems by June 30, 1999.

Finally, the Company has had formal communications with its significant customers, vendors and freight companies concerning Year 2000 compliance, including electronic commerce. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations. The Company does not believe that its products and services involve any Year 2000 risks.

To date, the Company has spent approximately $458,000 on Year 2000 and expects to spend an additional $404,000 to complete this work.

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

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The Company is exposed to market risks, which include changes in U.S. interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

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

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     (a) Knape & Vogt Manufacturing Company's Annual Meeting of Shareholders was held on October 16, 1998.

     (b) Proxies were distributed by Knape & Vogt Manufacturing Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no opposition to management's nominees as listed in the proxy statement, and all nominees were elected.

               The vote on the nominees was:

                                                      For               Withheld
               Herbert F. Knape (1) (2)           21,920,654           1,061,666
               Raymond E. Knape (1) (3)            2,925,375              59,415

               (1) Term expires in 2001.
               (2) Elected by vote of holders of Common stock and Class B Common stock voting as a class.
               (3) Elected by vote of holders of Common stock voting as a class.

               Members of the board of directors whose terms have not yet expired are William R. Dutmers, term expiring in 1999, Richard S. Knape, term expiring in 1999, Michael J. Kregor, term expiring in 1999, Mary Rita Cuddohy, term expiring in 1999, John E. Fallon, term expiring in 2000, and Allen E. Perry, term expiring in 2000.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          See Exhibit Index

     (b)  Reports on Form 8-K

          A Form 8-K, dated September 1, 1998, was filed to report the sale of the Company's wholly-owned subsidiary, The Hirsh Company. The Form 8-K contained pro forma financial statements for the period ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Knape & Vogt Manufacturing Company
                                                   (Registrant)





Date:   November 6, 1998                               /s/ Allan E. Perry
                                                       Allan E. Perry
                                                       President and
                                                       Chief Executive Officer

Date:   November 6, 1998                               /s/ Jack D. Poindexter
                                                       Jack D. Poindexter
                                                       Chief Financial Officer,
                                                       Treasurer and Secretary

                                  EXHIBIT INDEX

10.1 Asset Purchase Agreement dated as of August 31, 1998, among Steelworks, Inc., the Hirsh Company and Knape & Vogt Manufacturing Company (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated September 1, 1998).

10.2 Noncompetition Agreement dated as of September 1, 1998, among Steelworks, Inc. and Knape & Vogt Manufacturing Company (incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K dated September 1, 1998).

(27)      Financial Data Schedule (Exhibit available upon request)