Form 10-Q
period 1998-12-31
KNAPE & VOGT MANUFACTURING CO
filed 1999-02-10
CIK 56362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


           For the Transition Period From ___________ To _____________

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

                            YES __X__   NO ______

        2,445,844 common shares were outstanding as of January 29, 1999. 2,249,290 Class B common shares were outstanding as of January 29, 1999.

The Exhibit Index appears on page 14.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements.

        Condensed Consolidated Balance Sheets
        --December 31, 1998 and June 30, 1998..................................2

        Condensed Consolidated Statements of Income
        --Six Months and Three Months Ended December 31, 1998 and 1997.........3

        Condensed Consolidated Statements of Cash Flows
        --Six Months Ended December 31, 1998 and 1997..........................4

        Notes to Condensed Consolidated Financial Statements.................5-6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................7-10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......11

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K................................12

SIGNATURES....................................................................13

EXHIBIT INDEX.................................................................14

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)           (Audited)
                                                                              Dec. 31, 1998        June 30, 1998
                                                                          -----------------    -----------------
Assets
Current assets
     Cash and equivalents                                                 $       2,348,083      $      3,057,158
     Accounts receivable - net                                                   22,036,426            25,677,043
     Inventories                                                                 13,271,547            12,808,532
     Prepaid expenses and other                                                   2,416,861             2,882,694
     Net assets held for sale                                                             -            18,648,000
                                                                          -----------------     -----------------
Total current assets                                                             40,072,917            63,073,427
                                                                          -----------------     -----------------
Property, plant and equipment                                                    63,926,292            60,901,901
Less accumulated depreciation                                                    29,077,400            24,247,181
                                                                          -----------------     -----------------
      Net property, plant and equipment                                          34,848,892            36,654,720
                                                                          -----------------     -----------------
Other assets                                                                      4,173,944             4,304,940
                                                                          -----------------     -----------------
                                                                          $      79,095,753      $    104,033,087
                                                                          =================     =================


Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                                      $     12,354,067      $     17,765,610
     Other accrued liabilities                                                    6,507,871             7,031,650
                                                                           ----------------      ----------------
Total current liabilities                                                        18,861,938            24,797,260
                                                                           ----------------      ----------------
Long-term debt                                                                   15,800,000             9,700,000
Deferred income taxes and other long-term liabilities                             8,240,493             7,779,153
                                                                           ----------------      ----------------
     Total liabilities                                                           42,902,431            42,276,413
                                                                           ----------------      ----------------
Stockholders' Equity
Common stock                                                                      9,390,268            11,871,250
Additional paid-in capital                                                        9,515,508            33,724,990
Restricted stock grants                                                            (118,125)                    -
Accumulated other comprehensive income:
     Foreign currency translation adjustment                                       (157,453)                    -
     Minimum supplemental executive retirement plan
      liability adjustment                                                         (447,189)                    -
Retained earnings                                                                18,010,313            16,160,434
                                                                           ----------------      ----------------
       Total stockholders' equity                                                36,193,322            61,756,674
                                                                           ----------------      ----------------
                                                                           $     79,095,753      $    104,033,087
                                                                           ================      ================

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          For the Six Months Ended                   For the Three Months Ended
                                                    Dec. 31, 1998          Dec. 31, 1997        Dec. 31, 1998         Dec. 31, 1997
                                                    -------------          -------------        -------------         -------------
Net sales                                          $     80,037,720       $     87,336,259     $     36,359,076      $   42,677,957

Cost of sales                                            61,490,520             65,588,877           27,705,780          32,434,480
                                                   ----------------       ----------------     ----------------      --------------
Gross profit                                             18,547,200             21,747,382            8,653,296          10,243,477

Selling and administrative expenses                      12,899,773             13,981,742            6,691,504           6,767,474

Impairment loss                                             600,000                      -              600,000                   -
                                                   ----------------       ----------------     ----------------      --------------
Operating income                                          5,047,427              7,765,640            1,361,792           3,476,003

Other expenses (income)                                    (330,727)               746,404              (44,380)            323,793
                                                   ----------------       ----------------     ----------------      --------------
Income from continuing operations
   before income taxes                                    5,378,154              7,019,236            1,406,172           3,152,210

Income taxes - continuing operations                      1,831,000              2,532,000              381,000           1,135,000
                                                   ----------------       ----------------     ----------------      --------------
Income from continuing operations                         3,547,154              4,487,236            1,025,172           2,017,210

Loss from discontinued operation,
   net of taxes                                                   -                (93,639)                   -            (294,525)
                                                   ----------------       ----------------     ----------------      --------------
Net income                                         $      3,547,154       $      4,393,597     $      1,025,172      $    1,722,685
                                                   ================       ================     ================      ==============

Basic earnings per share:
Income from continuing operations                            $  .66               $    .76             $    .21            $    .34
Loss from discontinued operation                                  -                   (.02)                   -                (.05)
                                                   ----------------       ----------------     ----------------      --------------
Net income per share                                         $  .66               $    .74             $    .21            $    .29
                                                   ================       ================     ================      ==============

Weighted average shares outstanding                       5,377,363              5,915,080            4,803,596           5,915,666

Diluted earnings per share:
Income from continuing operations                            $  .66               $    .75             $    .21                 .34
Loss from discontinued operation                                  -                   (.01)                   -                (.05)
                                                   ----------------       ----------------     ----------------      --------------
Net income per share                                         $  .66               $    .74             $    .21            $    .29
                                                   ================       ================     ================      ==============
Weighted average shares outstanding                       5,395,805              5,949,990            4,814,648           5,951,026

Cash dividend - common stock                                 $  .33               $    .33             $   .165            $   .165

Cash dividend - Class B common stock                         $  .30               $    .30             $    .15            $    .15

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Six Months Ended

                                                                  Dec. 31, 1998       Dec. 31, 1997
                                                                 ---------------     ---------------
Operating Activities:
     Net income                                                  $  3,547,154        $  4,393,597
     Non-cash items:
         Depreciation and amortization                              3,138,106           3,826,709
         Deferred income taxes                                       (284,295)            155,000
         Other long-term liabilities                                  176,583            (210,597)
         Impairment loss                                              600,000                   -
         Stock grants earned                                          118,125                   -
         Changes in operating assets and liabilities:
                  Accounts receivable                               3,550,016             119,686
                  Inventories                                        (463,015)         (2,477,121)
                  Net assets of discontinued operation                141,448
                  Other current assets                              1,150,238            (297,528)
                  Accounts payable and accrued expenses            (6,214,089)          7,152,629
     Net cash provided by operating activities                      5,318,823          12,803,823
                                                                 ------------         -----------

Investing Activities:
     Additions to property, plant and equipment                    (1,316,005)         (2,673,543)
     Sale of property, plant and equipment                                  -               1,705
     Sale of Hirsh subsidiary                                      18,129,569                   -
     Payments for other assets                                       (202,825)            807,138
     Net cash provided by (used for) investing activities          16,610,739          (1,864,700)
                                                                 ------------         -----------

Financing Activities:
     Cash dividends paid                                           (1,697,275)         (1,876,663)
     Proceeds from issuance of common stock                           569,943             206,771
     Repurchase and retirement of common stock                    (27,544,264)                  -
     Borrowings (payments) on long-term debt                        6,100,000         (10,200,000)
     Net cash used for financing activities                       (22,571,596)        (11,869,892)
                                                                 ------------        ------------

Effect of Exchange Rate Changes on Cash                               (67,041)              8,607
                                                                 ------------        ------------

Net Decrease in Cash and Equivalents                                 (709,075)           (922,162)

Cash and equivalents, beginning of year                             3,057,158           1,146,546
                                                                 ------------        ------------

Cash and equivalents, end of period                              $  2,348,083        $    224,384
                                                                 ============        ============

Cash Paid During the Period - interest                           $    295,792        $    756,628
                            - income taxes                       $  2,359,000        $  2,091,110

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations and consist of only normal recurring adjustments. Interim results are not necessarily indicative of the results for the year-end and are subject to year-end adjustments, and audit by independent public accountants. The balance sheet at June 30, 1998, has been taken from the audited financial statements at that date. The condensed consolidated financial statements and notes should be read in conjunction with the Company's 1998 annual report.

Note 2 - Common Stock and Per Share Information

Income per share is determined based on the weighted average number of shares outstanding during each period. The numerator was the same for the calculation of both basic and diluted earnings per share. The denominator was increased in the diluted computation due to the recognition of stock options as common stock equivalents.

Common stock is $2 par - shares authorized 6,000,000 of common stock and 4,000,000 of Class B common stock.

Note 3 - Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

                                                 Dec. 31, 1998             June 30, 1998
                                                 -------------             -------------
Finished products                                 $  8,057,694            $    7,369,923
Work in process                                      1,907,568                 1,719,891
Raw materials                                        3,306,285                 3,718,718
                                                    ----------            --------------

Total                                             $ 13,271,547            $   12,808,532
                                                  ============            ==============

Note 4 - New Accounting Standards Not Yet Adopted

Statement of Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information" will be adopted by the Company in the fourth quarter of fiscal 1999. The statement establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" will be adopted by the Company in the fourth quarter of fiscal 1999. The statement revises existing disclosure requirements for pension and other postretirement benefit plans. Its intent is to improve the understandability of benefit disclosures, to eliminate certain requirements that the Financial Accounting Standards Board believes are no longer necessary and to standardize footnote disclosures.

The Company is currently evaluating the impact, if any, that SFAS No. 131 and SFAS No. 132 may have on its financial statements.

Effective for fiscal years beginning after June 15, 1999, the Company must adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. Then based on certain conditions, it is determined whether the derivative is considered to be a hedge instrument, which determines when the resulting gain or loss on the derivative is recognized. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this new standard to affect its financial statements.

Note 5 - Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", issued in June 1997, was adopted by the Company in the first quarter ended September 30, 1998. This statement requires that all components of comprehensive income and total comprehensive income be reported in one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners and distributions to owners.

Comprehensive income and its components consist of the following:

                                                       Six Months Ended December 31,           Three Months Ended December 31,
                                                     1998                   1997                 1998                    1997
                                                     ----                   ----                 ----                    ----
Net income                                      $     3,547,154        $     4,393,597      $     1,025,172      $     1,722,685
Other comprehensive income:
  Foreign currency translation adjustment              (157,453)              (373,370)             (64,817)            (368,847)
  Minimum SERP liability adjustment                    (447,189)                     -             (447,189)                   -
                                                ----------------       ---------------      ---------------      ---------------
Comprehensive income                            $     2,942,512        $     4,020,227      $       513,166      $     1,353,838
                                                ===============        ===============      ===============      ===============

Note 6 - Sale of The Hirsh Company

On September 1, 1998, the Company sold The Hirsh Company (Hirsh), a wholly-owned subsidiary. This resulted in a pre-tax loss of $11,800,000, which was included in the June 30, 1998, financial results. The loss includes the write-off of the unamortized balance of goodwill recorded in connection with the purchase of Hirsh. In connection with the sale, the Company recognized an additional tax cost of $1,000,000, resulting in a total loss related to the sale of Hirsh of $12,800,000.

Note 7 - Stock Repurchase

On September 1, 1998, the Company announced its intention to purchase up to 1,200,000 shares of the Company's common stock pursuant to a Dutch Auction self-tender offer at a price range of $19 to $22 per share. The Board of Directors also approved the purchase in the open market or in privately negotiated transactions, following the completion of the Dutch Auction, of shares of common stock in an amount which when added to the number of shares of common stock purchased in the Dutch Auction would equal 1,350,000. The Dutch Auction was concluded on October 7, 1998, with the purchase of 1,230,784 shares at a price of $21 per share. An additional 58,200 shares were purchased in the second quarter of fiscal 1999 for approximately $1,069,000.

At the January 22, 1999 Board of Directors meeting, the Board approved another 400,000 shares for the stock repurchase program.

Note 8 - Impairment Loss

During the second quarter of fiscal 1999, the Company decided to re-deploy certain production assets to product lines considered to have higher growth potential. This resulted in the write-down of the tooling ($.6 million pre-tax) and excess inventory ($.4 million pre-tax, charged directly to cost of sales) related to the discontinued product lines.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this section include forward-looking statements involving risks and uncertainties. When used in this document, the words "believes," "expected," "anticipates," "goal," and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning future improvements in gross profit, and the expected ability of the Company and its key customers, dealers and suppliers to successfully manage Year 2000 issues. Such statements are subject to certain risks and uncertainties which would cause actual results to differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements which speak only as of the date of this report.


RESULTS OF OPERATIONS

Net Sales

The following table indicates the Company's sales (in millions) and percentage of total sales by product category for the six month and three month periods ended December 31, 1998 and 1997:

                              Six Months Ended December 31,                          Three Months Ended December 31,
                           1998                         1997                         1998                       1997
                           ----                         ----                         ----                       ----
Shelving systems        $31.4        39.2%           $41.1        47.1%           $12.0         32.9%         $19.4        45.4%
Drawer slides            36.3        45.3%            31.9        36.5%            18.7         51.3%          16.3        38.2%
Hardware                 12.3        15.5%            14.3        16.4%             5.7         15.8%           7.0        16.4%
                       ------       ------           -----       ------           -----        ------        ------       ------
Total                   $80.0       100.0%           $87.3       100.0%           $36.4        100.0%         $42.7       100.0%
                       ======       ======           =====       ======           =====        ======        ======       ======

Net sales for the second quarter and first six months of fiscal 1999 decreased $6.3 million and $7.3 million, respectively, from the same periods in the prior year. The decrease in net sales was attributable to the sale of the Hirsh Company in September 1998. This was also the reason for the significant decline in shelving systems during fiscal 1999. Excluding the contribution of the Hirsh sales in the prior year, second quarter fiscal 1999 sales increased 7.4 percent and net sales for the first six months of fiscal 1999 increased 6.0 percent compared to the same periods in fiscal 1998.

The overall sales growth as well as the growth in drawer slides was attributable to the rapid growth in the precision drawer slide business. Sales of precision slides increased approximately 35 percent in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998.

Gross Profit

Gross profit, as a percentage of net sales, was 23.8% for the second quarter and
23.2 % for the first six months of fiscal 1999 compared to 24.0% and 24.9%, respectively, for the same periods in the prior year. The gross profit improvement realized in the second quarter of fiscal 1999 reflects the Company's focus on its manufacturing process combined with its continued evaluation of customer and product line profitability. As a result of the evaluation process, the Company recorded a reserve of $400,000 for potentially obsolete inventory related to certain product lines it has decided to discontinue.

Operating Expenses

Selling and administrative expenses, as a percentage of net sales, for the second quarter of fiscal 1999 increased from 15.9% in the same period in the prior year to 18.4%. For the six month period ended December 31, 1998, selling and general administrative expenses, as a percentage of net sales, of 16.1% remained comparable to the prior year of 16.0%. The increase in the second quarter was primarily attributable to severance payments and costs associated with the Company's strategic planning effort.

As a result of the decision to re-deploy certain production assets, the Company also recorded an impairment loss of $600,000 in the second quarter of fiscal 1999. This loss reflects the write-down of the related tooling assets to their estimated fair value.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Other Expenses/(Income)

Interest expense was $188,613 for the quarter and $305,778 for the six months ended December 31, 1998, compared to $307,921 and $717,112, respectively, for the same periods in the prior year. The decrease in interest expense was attributable to the fact that the Company has reduced its average borrowing level during fiscal 1999.

Other income was $232,993 for the second quarter and $636,505 for the first six months of fiscal 1999. This compares to other expense of $15,872 and $29,292, respectively, for fiscal 1998. The income recognized in fiscal 1999 reflects interest income received on Michigan Single Business tax refunds and two patent infringement settlements.

Income Taxes

The effective tax rates for the quarter and six months ended December 31, 1998, were 27.1% and 34.0% compared with the rates of 36.0% and 36.1%, respectively, for the same periods in the prior year. The decrease was primarily due to foreign tax credits recognized in the second quarter of fiscal 1999.

Income from Continuing Operations

Income from continuing operations was $1,025,172 for the second quarter and $3,547,154 for the first six months of 1999. This compares to $2,017,210 and $4,487,236, respectively, for the same periods in the prior year.

Loss from Discontinued Operation

The second quarter and first six months of fiscal 1999 do not include any income, or loss, recorded on discontinued operation, due to the fact that the discontinued operation, Roll-it, was sold in fiscal 1998. Loss from discontinued operation for the second quarter of fiscal 1998 was $294,525 or $.05 per diluted share and for the first six months of fiscal 1998 was $93,639 or $.01 per diluted share.

Net Income

For the quarter ended December 31, 1998, net income was $1,025,172 or $.21 per diluted share compared to $1,722,685 or $.29 per diluted share for the second quarter of last year. Net income of $3,547,154, or $.66 per diluted share was recorded for the first six months of fiscal 1999 compared to $4,393,597, or $.74 for the same period in the prior year. The impairment loss and related inventory obsolescence reserve recorded in the second quarter of fiscal 1999 were the primary reasons for the decline on both a quarterly and year to date basis.

Due to the impact that the repurchase of shares as part of the Dutch Auction tender offer had on the weighted average shares outstanding computation, the quarterly earnings per diluted share for fiscal 1999 of $.42 in the first quarter and $.21 in the second quarter do not equal the six month earnings per diluted share of $.66.

Liquidity and Capital Resources

Net cash from operating activities for the first six months provided $5,318,823 as compared to $12,803,823 for the first six months of fiscal 1998. In fiscal 1999, the current liabilities are substantially lower than at June 30, 1998, due to two factors. First, in the prior year, the Company adopted a more aggressive payment policy with its vendors which resulted in a higher accounts payable balance and a significant one-time increase in cash flows. Second, even though the Company is still utilizing the more aggressive payment policy with its vendors, payables have decreased in fiscal 1999 due to the sale of the Hirsh Company.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Capital expenditures totaled $1,316,005 for the six months ended December 31, 1998, compared to $2,673,543 for the six months ended December 31, 1997. Due to the strategic planning efforts currently underway at the Company, it is difficult for management to predict the anticipated level of capital expenditures for the remainder of the year, however, there are no significant capital commitments existing at December 31, 1998. The strategic planning efforts should be substantially completed by the end of the third quarter of fiscal 1999. In fiscal 1999, the Company recorded $18,129,569 of proceeds from the sale of the Hirsh subsidiary. The related loss was recorded in fiscal 1998.

In early October 1998, the Company completed the Dutch Auction tender offer with the repurchase of 1,230,784 shares of stock at $21 per share. Through the end of the second quarter of fiscal 1999, the Company repurchased another 58,200 shares on the open market. For the six months ended December 31, 1998, the Company has returned $29.2 million to its shareholders through the repurchase of common stock and issuance of dividends. At the January 22, 1999 meeting, the Board approved another 400,000 shares for the stock repurchase program.

The Company has been able to successfully fund these repurchases while still maintaining a long-term debt balance of $15.8 million at December 31, 1998. This compares to a long-term debt balance of $18.8 million one year ago and $9.7 million at June 30, 1998. The continued strong cash flows from operations of $5.3 million for the first six months of fiscal 1999 and the cash received from the sale of the Hirsh Company have enabled KV to reduce long-term debt when compared to the same period in the prior year and still return a significant amount of cash to its shareholders. The increase from the June 30, 1998 balance reflects amounts borrowed to fund the Dutch Auction tender offer.

On September 30, 1998, the Company filed a registration statement for a Stock Dividend Sale Plan and announced its intention to convert the quarterly cash dividends to quarterly stock dividends beginning in the third quarter of fiscal 1999. At the January 22, 1999 meeting, the Board deferred a decision on whether to authorize the replacement of the quarterly cash dividends with quarterly stock dividends until fiscal 2000. The Board intends to further evaluate the potential benefits of quarterly stock dividends before proceeding.

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

In 1995, the Company established a Year 2000 task force for Information Technology ("IT") to develop and implement a Year 2000 readiness program. The Company has developed a Year 2000 readiness plan, and has completed the audit, assessment and scope phases of its plan. The Company has completed an inventory of the software applications that it uses. The Company has also installed its Corporate Information System software at its subsidiaries to improve efficiency and to facilitate Year 2000 compliance. The Company estimates that the readiness program phase is approximately 76% complete for the Company's IT systems. The Company's readiness program includes installing software releases designed to cause the software to be Year 2000 compliant. The Company is in the process of testing its IT systems for Year 2000 compliance, and will continue testing activities in 1999.

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

To date, the Company has spent approximately $720,000 on the Year 2000 issue and expects to spend an additional $144,000 to complete this work.

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

Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner. The Company has begun to prepare its contingency plan.

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

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                    See Exhibit Index

         (b)     Reports on Form 8-K
                    There were no reports on Form 8-K filed for the three months ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Knape & Vogt Manufacturing Company
                                                     (Registrant)




Date:        February 10, 1999                    /s/ Allan E. Perry
                                                  Allan E. Perry
                                                  President and
                                                  Chief Executive Officer

Date:        February 10, 1999                    /s/ Jack D. Poindexter
                                                  Jack D. Poindexter
                                                  Chief Financial Officer,
                                                  Treasurer and Secretary

                                  EXHIBIT INDEX


(27)     Financial Data Schedule