Form 10-Q
period 1999-03-31
KNAPE & VOGT MANUFACTURING CO
filed 1999-05-07
CIK 56362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

                                 YES __X__  NO ____

     2,082,190 common shares were outstanding as of April 30, 1999. 2,249,290 Class B common shares were outstanding as of April 30, 1999.

The Exhibit Index appears on page 14.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements.

          Condensed Consolidated Balance Sheets
          --March 31, 1999 and June 30, 1998..................................2

          Condensed Consolidated Statements of Income
          --Nine Months and Three Months Ended March 31, 1999 and 1998........3

          Condensed Consolidated Statements of Cash Flows
          --Nine Months Ended March 31, 1999 and 1998.........................4

          Notes to Condensed Consolidated Financial Statements..............5-6

     Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................7-10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....11

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K...............................12

SIGNATURES...................................................................13

EXHIBIT INDEX................................................................14

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         (Unaudited)       (Audited)
                                                        March 31, 1999    June 30, 1998
                                                       ---------------   --------------
Assets

Current assets
     Cash and equivalents                               $   1,115,151    $   3,057,158
     Accounts receivable - net                             20,813,145       25,677,043
     Inventories                                           14,121,690       12,808,532
     Prepaid expenses and other                             2,540,481        2,882,694
     Net assets held for sale                                       -       18,648,000
                                                        -------------    -------------
Total current assets                                       38,590,467       63,073,427
                                                        -------------    -------------

Property, plant and equipment                              65,273,594       60,901,901
Less accumulated depreciation                              30,273,381       24,247,181
                                                        -------------    -------------
Net property, plant and equipment                          35,000,213       36,654,720
                                                        -------------    -------------
Other assets                                                3,940,380        4,304,940
                                                        -------------    -------------
                                                        $  77,531,060    $ 104,033,087
                                                        =============    =============

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                   $   9,428,835    $  17,765,610
     Other accrued liabilities                              8,332,290        7,031,650
                                                        -------------    -------------
Total current liabilities                                  17,761,125       24,797,260
                                                        -------------    -------------

Long-term debt                                             18,000,000        9,700,000
Deferred income taxes and other long-term liabilities       8,440,273        7,779,153
                                                        -------------    -------------
Total liabilities                                          44,201,398       42,276,413
                                                        -------------    -------------
Stockholders' Equity
Common stock                                                8,931,960       11,871,250
Additional paid-in capital                                  6,184,357       33,724,990
Restricted stock grants                                       (59,063)               -
Accumulated other comprehensive income:
     Foreign currency translation adjustment                 (116,466)               -
     Minimum supplemental executive retirement plan
       liability adjustment                                  (447,714)               -
Retained earnings                                          18,836,588       16,160,434
                                                        -------------     ------------
Total stockholders' equity                                 33,329,662       61,756,674
                                                        -------------    -------------
                                                        $  77,531,060    $ 104,033,087
                                                        =============    =============

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 For the Nine Months Ended                   For the Three Months Ended

                                            Mar. 31, 1999          Mar. 31, 1998        Mar. 31, 1999         Mar. 31, 1998
                                            -------------          -------------        -------------         -------------
Net sales                                   $ 116,075,990          $ 136,805,813        $  36,038,270         $  49,469,554

Cost of sales                                  88,583,489            103,503,505           27,092,969            37,914,628
                                           --------------          -------------        -------------         -------------
Gross profit                                   27,492,501             33,302,308            8,945,301            11,554,926

Selling and administrative expenses            19,176,244             21,692,956            6,276,471             7,711,214

Impairment/restructuring loss                     600,000              3,992,276                    -             3,992,276
                                           --------------         --------------        -------------         -------------
Operating income (loss)                         7,716,257              7,617,076            2,668,830              (148,564)

Other expenses (income)                           (93,014)             1,081,662              237,713               335,258
                                           --------------         --------------        -------------         -------------

Income (loss) from continuing operations
   before income taxes                          7,809,271              6,535,414            2,431,117              (483,822)

Income taxes - continuing operations            2,697,000              3,105,000              866,000                573,000
                                           --------------         --------------        -------------         -------------
Income (loss) from continuing operations        5,112,271              3,430,414            1,565,117             (1,056,822)


Loss from discontinued operation,
   net of taxes                                         -             (1,368,278)                   -             (1,274,639)
                                           --------------         --------------        -------------         --------------
Net income (loss)                          $    5,112,271         $    2,062,136        $   1,565,117         $   (2,331,461)
                                           ==============         ==============        =============         ==============

Basic earnings per share:
Income (loss) from continuing operations   $         1.00         $          .58        $         .34         $         (.18)
Loss from discontinued operation                        -                   (.23)                   -                   (.21)
                                           --------------         --------------        -------------         --------------
Net income (loss) per share                $         1.00         $          .35        $         .34         $         (.39)
                                           ==============         ==============        =============         ==============
Weighted average shares outstanding             5,129,301              5,919,601            4,622,142              5,924,435

Diluted earnings per share:
Income (loss) from continuing operations   $          .99         $          .58        $         .34         $         (.17)
Loss from discontinued operation                        -                   (.23)                   -                   (.22)
                                           --------------         --------------        -------------         --------------
Net income (loss) per share                $          .99         $          .35        $         .34         $         (.39)
                                           ==============         ==============        =============         ==============

Weighted average shares outstanding             5,143,606              5,953,418            4,627,993              5,964,794

Cash dividend - common stock               $         .495         $         .495        $        .165         $         .165

Cash dividend - Class B common stock       $          .45         $          .45        $         .15         $          .15

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                -----------------
                                                                      Mar. 31, 1999          Mar. 31, 1998
                                                                      -------------          -------------
Operating Activities:
     Net income                                                        $ 5,112,271            $  2,062,136
     Non-cash items:
         Depreciation and amortization                                   4,597,447               5,911,058
         Deferred income taxes                                            (406,129)             (1,732,000)
         Other long-term liabilities                                       506,454                (315,137)
         Loss on sale of the discontinued operation                              -                 937,268
         Write-off of foreign currency translation adjustment                    -               1,605,305
         Impairment loss                                                   600,000                       -
         Loss on disposal of fixed assets                                  101,086                       -
         Stock grants earned                                               177,187                       -
         Changes in operating assets and liabilities:
                  Accounts receivable                                    4,799,746              (3,000,045)
                  Inventories                                           (1,208,158)               (297,524)
                  Other current assets                                   1,132,684                 610,815
                  Accounts payable and accrued expenses                 (7,331,151)             10,100,202
                                                                      ------------             -----------
     Net cash provided by operating activities                           8,081,437              15,882,078
                                                                      ------------             -----------

Investing Activities:
     Additions to property, plant and equipment                         (3,066,746)             (3,548,463)
     Sale of property, plant and equipment                                       -                   1,693
     Sale of Hirsh subsidiary                                           18,129,569                       -
     Disposition of discontinued operation                                       -               1,920,352
     Payments for other assets                                            (133,074)              1,078,485
                                                                      ------------             -----------
     Net cash provided by (used for) investing activities               14,929,749                (547,933)
                                                                      ------------             -----------

Financing Activities:
     Cash dividends paid                                                (2,436,117)             (2,817,124)
     Proceeds from issuance of common stock                                570,096                 401,670
     Repurchase and retirement of common stock                         (31,333,723)                      -
     Borrowings (payments) on long-term debt                             8,300,000             (11,600,000)
                                                                      ------------             -----------
     Net cash used for financing activities                            (24,899,744)            (14,015,454)
                                                                      ------------             ------------

Effect of Exchange Rate Changes on Cash                                    (53,449)                 (8,024)
                                                                      ------------             -----------

Net Increase (Decrease) in Cash and Equivalents                         (1,942,007)              1,310,667

Cash and equivalents, beginning of year                                  3,057,158               1,146,546
                                                                      ------------             -----------

Cash and equivalents, end of period                                   $  1,115,151             $ 2,457,213
                                                                      ============             ===========

Cash Paid During the Period - interest                                $    509,390             $ 1,069,096
                            - income taxes                            $  3,242,773             $ 2,474,702

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

Note 3 - Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

                                                 Mar. 31, 1999             June 30, 1998
                                                 -------------             -------------
Finished products                                 $  9,314,028             $   7,369,923
Work in process                                      1,712,639                 1,719,891
Raw materials                                        3,095,023                 3,718,718
                                                  ------------             -------------
Total                                             $ 14,121,690             $  12,808,532
                                                  ============             =============

Note 4 - New Accounting Standards Not Yet Adopted

Statement of Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information" will be implemented by the Company for the fiscal year ended June 30, 1999. The statement establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" will be implemented by the Company for the fiscal year ended June 30, 1999. The statement revises existing disclosure requirements for pension and other postretirement benefit plans. Its intent is to improve the understandability of benefit disclosures, to eliminate certain requirements that the Financial Accounting Standards Board believes are no longer necessary and to standardize footnote disclosures.

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

Comprehensive income and its components consist of the following:

                                                      Nine Months Ended March 31,            Three Months Ended March 31,
                                                     1999                   1998            1999                    1998
                                                     ----                   ----            ----                    ----
Net income                                        $  5,112,271        $  2,062,136        $  1,565,117       $ (2,331,461)
Other comprehensive income:
  Foreign currency translation adjustment             (116,466)          1,345,978              40,987          1,719,348
  Minimum SERP liability adjustment                   (447,714)                  -                (525)                 -
                                                  ------------        ------------        ------------       ------------
Comprehensive income                              $  4,548,091        $  3,408,114        $  1,605,579       $  ( 612,113)
                                                  ============        ============        ============       ============

Note 6 - Sale of The Hirsh Company

On September 1, 1998, the Company sold The Hirsh Company (Hirsh), a wholly-owned subsidiary. This resulted in a pre-tax loss of $11,800,000, which was included in the June 30, 1998, financial results. The loss included the write-off of the unamortized balance of goodwill recorded in connection with the purchase of Hirsh. In connection with the sale, the Company recognized an additional tax cost of $1,000,000, resulting in a total loss related to the sale of Hirsh of $12,800,000.

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

At the January 22, 1999 Board of Directors meeting, the Board approved another 400,000 shares for the stock repurchase program. Utilizing both of the Board authorizations, the Company has purchased an additional 287,354 shares through the third quarter of fiscal 1999 for approximately $4.9 million with the price per share ranging from approximately $14.63 to $18.75.

Note 8 - Impairment Loss

During the second quarter of fiscal 1999, the Company decided to re-deploy certain drawer slide production assets to product lines considered to have higher growth potential. This resulted in the write-down of the tooling ($.6 million pre-tax) and excess inventory ($.4 million pre-tax, charged directly to cost of sales) related to the discontinued product lines.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this section include forward-looking statements involving risks and uncertainties. When used in this document, the words "believes," "expects," "anticipates," "goal," "think," "forecast," "project," and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning future revenue growth, and the expected ability of the Company and its key customers, dealers and suppliers to successfully manage Year 2000 issues. Such statements are subject to certain risks and uncertainties which would cause actual results to differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements which speak only as of the date of this report.


RESULTS OF OPERATIONS

Net Sales

The following table indicates the Company's sales (in millions) and percentage of total sales by product category for the nine month and three month periods ended March 31, 1999 and 1998:

                             Nine Months Ended March 31,                              Three Months Ended March 31,
                         1999                        1998                          1999                         1998
                         ----                        ----                          ----                         ----
Shelving systems         $44.2        38.0%           $64.4        47.1%           $12.8         35.4%         $23.3        47.1%
Drawer slides             53.9        46.5%            50.9        37.2%            17.7         49.1%          19.0        38.4%
Hardware                  18.0        15.5%            21.5        15.7%             5.5         15.5%           7.2        14.5%
                        ------       ------          ------       ------           -----        ------         -----       ------
Total                   $116.1       100.0%          $136.8       100.0%           $36.0        100.0%         $49.5       100.0%
                        ======       ======          ======       ======           =====        ======         =====       ======

Net sales for the third quarter and first nine months of fiscal 1999 decreased $13.4 million and $20.7 million, respectively, from the same periods in the prior year. One of the primary reasons for the decline in net sales in both the third quarter and the first nine months ended March 31, 1999, was the sale of The Hirsh Company in September 1998. This was also the reason for the decline in the sales of shelving systems. Excluding the contribution of the Hirsh sales, sales for the nine month period increased by approximately one percent, while sales for the third quarter decreased 8.7 percent.

The remaining decline in net sales in the third quarter of fiscal 1999 was attributable to three factors. First, the Company's retail and OEM customers were negatively impacted by the harsh winter weather in January 1999 resulting in lower sales to them. Second, and more importantly, the soft demand in the office furniture market in early calendar 1999 led to lower-than-expected sales volume to those customers. Finally, in the second quarter of fiscal 1999, faced with growing competition from the Asian markets, the Company announced its plans to re-deploy certain drawer slide production assets to drawer slide lines with greater growth potential. This has initially resulted in lower, but more profitable sales volume from those redeployed assets.

Gross Profit

Gross profit, as a percentage of net sales, was 24.8% for the third quarter and 23.7% for the nine months ended March 31, 1999, compared to 23.4% and 24.3%, respectively, for the same periods in the prior year. The gross profit improvement realized in the third quarter of fiscal 1999 reflects the Company's restructuring efforts, including a focus on its manufacturing process, the sale of The Hirsh Company, and its continued evaluation of customer and product line profitability. The decrease in gross profit for the first nine months of fiscal 1999 was primarily attributable to the reserve of $400,000 recorded in the second quarter of fiscal 1999 for potentially obsolete inventory related to certain drawer slide lines that the Company had decided to discontinue.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Operating Expenses

Selling and administrative expenses, as a percentage of net sales, for the third quarter of fiscal 1999 increased from 15.6% in the same period in the prior year to 17.4%. For the nine month period ended March 31, 1999, selling and general administrative expenses, as a percentage of net sales, were 16.5% compared to 15.9% in the prior year. During the third quarter of fiscal 1999, management successfully lowered the total dollars spent in selling, general and administrative expenses as compared to the prior year excluding Hirsh. The increase, as a percentage of net sales, for the first nine months was primarily attributable to severance payments and costs associated with the Company's strategic planning effort. The increase on a quarter to quarter basis, as a percentage of net sales, was due to the lower sales volume in the third quarter of fiscal 1999.

As a result of the decision to re-deploy certain production assets, the Company also recorded an impairment loss of $600,000 in the second quarter of fiscal 1999. This loss reflected the write-down of the related tooling assets to their estimated fair value.

A restructuring charge of $3,992,276 was recorded in the third quarter of fiscal 1998 for Knape & Vogt Canada. Knape & Vogt announced in March 1998, its plans to reorganize its Canadian operation, including the sale of the Company's manufacturing facility and equipment in the Toronto area. Included in the restructuring charge was a reduction of the foreign currency translation adjustment account of $1,605,305. The Company continues to sell and distribute its products in Canada and to maintain a sales office in the Toronto area. The after-tax effect of the restructuring in the third quarter of fiscal 1998 was a loss of $3,392,276 or $.57 per diluted share.

Other Expenses/(Income)

Interest expense was $228,013 for the quarter and $533,791 for the nine months ended March 31, 1999, compared to $298,941 and $1,016,053, respectively, for the same periods in the prior year. The decrease in interest expense was attributable to the fact that the Company has reduced its average borrowing level during fiscal 1999.

Other miscellaneous expense/(income) was $9,700 for the third quarter and $(626,805) for the first nine months of fiscal 1999. This compares to other expense of $36,317 and $65,609, respectively, for fiscal 1998. The income recognized in fiscal 1999 reflects interest income received on Michigan Single Business tax refunds and two patent infringement settlements.

Income Taxes

The effective tax rates for the quarter and nine months ended March 31, 1999, were 35.6% and 34.5% compared with the rates of 118.4% and 47.5%, respectively, for the same periods in the prior year. The prior year rates were higher due to a possible restriction on fully utilizing the net operating losses generated in Canada and the write-off of the cumulative foreign currency translation adjustment for which there was no expected tax benefit, thereby reducing the tax benefit recognized on the restructurin loss recorded for Knape & Vogt Canada.

Income from Continuing Operations

Income from continuing operations was $1,565,117 for the third quarter and $5,112,271 for the first nine months of 1999. This compares to ($1,056,822) and $3,430,414, respectively, for the same periods in the prior year. The prior year results for both the third quarter and the first nine months included an after-tax restructuring charge for Knape & Vogt Canada, which reduced income from continuing operations by $3,392,276 or $.57 per diluted share.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Loss from Discontinued Operation

The third quarter and first nine months of fiscal 1999 do not include any income, or loss, recorded on discontinued operation, due to the fact that the discontinued operation, Roll-it, was sold in fiscal 1998. Loss from discontinued operation for the third quarter of fiscal 1998 was $1,274,639 or $.22 per diluted share and for the first nine months of fiscal 1998 was $1,368,278 or $.23 per diluted share. Included in the fiscal 1998 loss from discontinued operation is a third quarter fiscal 1998 loss of $937,268, or $.16 per diluted share, which represents the difference between the original estimate and the actual loss from the decision to sell Roll-it.

Net Income

For the quarter ended March 31, 1999, net income was $1,565,117 or $.34 per diluted share compared to a net loss of $2,331,461 or $.39 per diluted share for the third quarter of last year. Net income of $5,112,271, or $.99 per diluted share was recorded for the first nine months of fiscal 1999 compared to $2,062,136, or $.35 for the same period in the prior year. The prior year results included an after-tax charge of $3,392,276 or $.57 per diluted share for the restructuring of the Canadian operations. Additionally, as discussed in the discontinued operation section, both the third quarter and the first nine months of fiscal 1998 were reduced by the loss on the sale of Roll-it.

After adjusting the prior year results for the restructuring charge and for the loss from the discontinued operation, the decline in fiscal 1999 net income for the third quarter compared to fiscal 1998 was primarily attributable to the lower sales volume in the third quarter of the current year. For the nine month period, the decline reflects the lower sales volume combined with the second quarter after-tax charge of $.7 million recorded for the write-off of tooling assets and excess inventory associate with the redeployment of certain drawer slide product lines.

Liquidity and Capital Resources

Net cash from operating activities for the first nine months provided $8,081,437 as compared to $15,882,078 for the first nine months of fiscal 1998. In fiscal 1999, the cash flows from the change in accounts payable and other accrued liabilities are substantially lower than at June 30, 1998, due to two factors. First, in the prior year, the Company adopted a more aggressive payment policy with its vendors which resulted in a higher accounts payable balance and a significant one-time increase in cash flows. Second, even though the Company is still utilizing the more aggressive payment policy with its vendors, payables have decreased in fiscal 1999 due to the sale of The Hirsh Company.

Capital expenditures totaled $3,066,746 for the nine months ended March 31, 1999, compared to $3,548,463 for the nine months ended March 31, 1998. The Company expects capital expenditures for the remainder of fiscal 1999 to continue at a level similar to the first nine months. There were no significant capital expenditure commitments existing at March 31, 1999. In fiscal 1999, the Company recorded $18,129,569 of proceeds from the sale of the Hirsh subsidiary. The related loss was recorded in fiscal 1998.

In early October 1998, the Company completed the Dutch Auction tender offer with the repurchase of 1,230,784 shares of stock at $21 per share. Through the end of the third quarter of fiscal 1999, the Company repurchased another 287,354 shares on the open market. In total through March 31, 1999, the Company has spent $31.3 million for share repurchases and has another 231,862 shares remaining for repurchase as authorized by the Board of Directors.

The Company has been able to successfully fund these repurchases while still maintaining a long-term debt balance of $18.0 million at March 31, 1999. This compares to a long-term debt balance of $17.4 million one year ago and $9.7 million at June 30, 1998. Most of the repurchases and dividends have been funded by cash flows from operations and the cash received from the sale of The Hirsh Company. The increase from the June 30, 1998 balance reflects amounts borrowed to fund the Dutch Auction tender offer.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

On September 30, 1998, the Company announced that beginning in the third quarter of fiscal 1999, it intended to convert quarterly cash dividends to quarterly stock dividends coupled with a plan to facilitate shareholder sales of the stock dividends. At the January 22, 1999 meeting, the Board deferred a decision on whether to authorize the replacement of the quarterly cash dividends with quarterly stock dividends until fiscal 2000. The Board intends to further evaluate the potential benefits of quarterly stock dividends before proceeding and would request that the Company's shareholders decide the matter.

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

In 1995, the Company established a Year 2000 task force for Information Technology ("IT") to develop and implement a Year 2000 readiness program. The Company has developed a Year 2000 readiness plan, and has completed the audit, assessment and scope phases of its plan. The Company has completed an inventory of the software applications that it uses. The Company has also installed its Corporate Information System software at its subsidiaries to improve efficiency and to facilitate Year 2000 compliance. The Company estimates that the readiness program phase is approximately 82% complete for the Company's IT systems. The Company's readiness program includes installing software releases designed to cause the software to be Year 2000 compliant. The Company is in the process of testing its IT systems for Year 2000 compliance, and expects testing activities to continue through June 1999. The Company hit its goal to be substantially Year 2000 compliant by December 1998, to allow for testing all systems during 1999.

In addition, in 1997 the Company began evaluating non-IT systems such as imbedded chips in production equipment and personal computer hardware and software. With respect to these non-IT systems, the Company has completed the audit phase, and the assessment and scope phases are approximately 70% complete. The Company is presently in the process of testing and implementation, and is upgrading its non-IT systems to become Year 2000 compliant. The Company's goal is to complete the remediation of non-IT systems by June 30, 1999.

In addition, to reviewing its internal systems, the Company has had formal communications with its significant customers, vendors and freight companies concerning Year 2000 compliance, including electronic commerce. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations. The Company does not believe that its products an services involve any Year 2000 risks.

The Company does not presently anticipate that the costs to address the Year 2000 issue will have a material adverse effect on the Company's financial condition, results of operations or liquidity. To date, the Company has spent approximately $885,000 on the Year 2000 issue and expects to spend an additional $112,000 to complete this work.

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

Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner. The Company is preparing contingency plans during the fourth quarter of fiscal 1999.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The Company is exposed to market risks, which include changes in U.S. interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar.

Interest Rate Risk -- The interest payable for the Company's revolving credit agreement is principally between 40 and 50 basis points above the federal funds rate and therefore affected by changes in market interest rates. A hypothetical increase or decrease of 2% in interest rates would not have a material impact on the Company's financial condition or results of operations.

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

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  See Exhibit Index

         (b)      Reports on Form 8-K
                  There were no reports on Form 8-K filed for the three months ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Knape & Vogt Manufacturing Company
                                                   (Registrant)





Date:  May 7, 1999                                    /s/ Allan E. Perry
                                                      Allan E. Perry
                                                      President and
                                                      Chief Executive Officer

Date:  May 7, 1999                                    /s/ Jack D. Poindexter
                                                      Jack D. Poindexter
                                                      Chief Financial Officer,
                                                      Treasurer and Secretary

                                  EXHIBIT INDEX

3.1      Bylaws of Knape & Vogt Manufacturing Company as amended April 23, 1999.

(27)     Financial Data Schedule

EXHIBIT 3.1


                                                         ADOPTED: APRIL 23, 1999

                        AMENDED AND RESTATED B Y L A W S


                                       OF

                       KNAPE & VOGT MANUFACTURING COMPANY

                             A Michigan corporation


                                    ARTICLE I
                                     OFFICES

     1.1 Registered Office. The registered office of the corporation shall be located at the address specified in the Articles of Incorporation or at such other place as may be determined by the Board of Directors if notice thereof is filed with the State of Michigan.

     1.2 Other Offices. The business of the corporation may be transacted at such locations other than the registered office, within or outside the State of Michigan, as the Board of Directors may from time to time determine or as the business of the corporation may require.

                                   ARTICLE II
                                 CAPITAL SHARES

     2.1 Share Certificates. Certificates representing shares of the corporation shall be in such form as is approved by the Board of Directors. Certificates shall be signed in the name of the corporation by the Chairman of the Board of Directors, the President or a Vice President, and by the Treasurer or Secretary of the corporation, and shall be sealed with the seal of the corporation if one is adopted. If an officer who has signed a certificate ceases to be such officer before the certificate is issued, it may be issued by the corporation with the same effect as if he or she were such officer at the date of issue. The Board of Directors may authorize the issuance of some or all of the shares of any or all classes or series without certificates. Any such authorization shall not affect shares already represented by certificates until the certificates are surrendered. Within a reasonable time after the issuance or transfer of shares without certificates, the corporation shall send or cause to be sent to the shareholder a written statement including the following information: (a) the corporation is formed under the laws of the State of Michigan, (b) the name of the person to whom the shares have been issued, (c) the number and class of shares, and the designation of the series, if any, issued, and (d) a statement that the corporation will furnish to the shareholder upon request and without charge a full statement of the designation, relative rights, preferences, and limitations of the shares of each class authorized to be issued, and if the corporation is authorized to issue any class of shares in series, the designation, relative rights, preferences, and limitations of each series so far as the same have been prescribed and the authority of the Board to designate and prescribe the relative rights, preferences, and limitations of other series. If applicable, the statement shall also set forth any restriction on transfer or registration of transfer of the shares issued.

     2.2 Replacement of Lost or Destroyed Certificates. If a share certificate is lost or destroyed, no new certificate shall be issued in place thereof until the corporation has received such assurances, representations, warranties, or guarantees from the registered holder as the Board of Directors, in its sole discretion, deems advisable and until the corporation receives such indemnification against any claim that may be made on account of the lost or destroyed certificate, or the issuance of any new certificate in place thereof, including an indemnity bond in such amount and with such sureties, if any, as the Board of Directors, in its sole discretion, deems advisable. Any new certificate issued in place of any lost or destroyed certificate shall be plainly marked "duplicate" upon its face.

     2.3 Transfer of Shares; Shareholder Records. The Board of Directors may appoint a transfer agent or a registrar of transfer and, upon such appointment, capital shares of the corporation shall be transferable only upon the books of the transfer agent or registrar of transfer. The old certificates shall be surrendered by delivery to the transfer agent or registrar, properly endorsed for transfer, and the old certificates shall be canceled before a new certificate is issued. The signatures of the officers required by Section 2.1 hereof and the corporate seal, if any, may be facsimiles if the certificate is countersigned by a transfer agent or registered by a registrar other than the corporation itself or its employees. If an officer whose facsimile signature has been placed upon a certificate ceases to be such officer before the certificate is issued, it may be issued by the corporation with the same effect as if he or she were such officer at the date of issue. The transfer agent or the registrar of transfer shall keep records containing the names and addresses of all shareholders, the number, class, and series of shares held by each, and the dates when they respectively became holders of record thereof. The corporation shall be entitled to treat the person in whose name any share, right, or option is registered as the owner thereof for all purposes and shall not be bound to recognize any equitable or other claim, regardless of any notice thereof, except as may be specifically required by the laws of the State of Michigan.

     2.4 Rules Governing Share Certificates. Subject to Article III of the Articles of Incorporation, the Board of Directors shall have the power and authority to make such rules and regulations as they may deem expedient concerning the issue, transfer, and registration of share certificates.

     2.5 Record Date for Share Rights. The Board of Directors may fix in advance a date not exceeding sixty (60) days preceding the date of payment of any dividend or other distribution, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital shares shall go into effect, as a record date for the determination of the shareholders entitled to receive payment of any such dividend or other distribution, or any such allotment of rights, or to exercise rights with respect to any such change, conversion, or exchange of capital shares and, in such case, only shareholders of record on the date so fixed shall be entitled to receive payment of such dividend or other distribution, or allotment of rights, or exercise such rights, as the case may be, notwithstanding the transfer of any shares on the books of the corporation after such record date. If the Board of Directors shall fail to fix a record date, the record date for the purposes specified herein shall be the close of business on the date on which the resolution of the Board of Directors relating thereto is adopted.

     2.6 Dividends. The Board of Directors, in its discretion, may from time to time declare and direct payment of dividends or other distributions upon the corporation's outstanding shares out of funds legally available for such purposes, which dividends may be paid in cash, the corporation's bonds, or the corporation's property, including the shares or bonds of other corporations. In the event a dividend is paid or any other distribution made, in any part, from sources other than earned surplus, payment, or distribution thereof shall be accompanied by written notice to the shareholders: (a) disclosing the amounts by which the dividend or distribution affects stated capital, capital surplus, and earned surplus; or (b) if such amounts are not determinable at the time of the notice, disclosing the approximate effect of the dividend or distribution upon stated capital, capital surplus, and earned surplus and stating that the amounts are not yet determinable.

     In addition to the declaration of dividends or other distributions provided in the preceding paragraph of this Section 2.6, the Board of Directors, in its discretion, may from time to time declare and direct payment of a dividend in shares of this corporation, upon its outstanding shares, in accordance with and subject to the provisions of the Articles of Incorporation and the Business Corporation Act of Michigan. A share dividend or other distribution of shares of the corporation shall be accompanied by a written notice to shareholders: (a) disclosing the amounts by which the distribution affects stated capital, capital surplus, and earned surplus; or (b) if such amounts are not determinable at the time of the notice, disclosing the approximate effect of the distribution upon stated capital, capital surplus, and earned surplus and stating that the amounts are not yet determinable.

                                   ARTICLE III
                                  SHAREHOLDERS

     3.1 Place of Meetings. Meetings of shareholders shall be held at the registered office of the corporation or at such other place, within or outside the State of Michigan, as may be determined from time to time by the Board of Directors; provided, however, that if a shareholders meeting is to be held at a place other than the registered office, the notice of the meeting shall designate such place.

     3.2 Annual Meeting. Annual meetings of shareholders for election of directors and for such other business as may come before the meeting shall be held on the third Friday of October in each year, but if such day is a legal holiday, then the meeting shall be held on the first business day following, at such time as may be fixed by the Board of Directors, or at such other date and time within the four (4) months next succeeding the end of the corporation's fiscal year as may be designated by the Board of Directors and stated in the notice of the meeting. If the annual meeting is not held on the date specified, the Board of Directors shall cause the meeting to be held as soon thereafter as convenient.

     3.3 Special Meetings. Special meetings of shareholders may be called by the Chairman of the Board, the President, or the Secretary and shall be called by one of them pursuant to resolution therefor by the Board of Directors.

     3.4 Record Date for Notice and Vote. The Board of Directors may fix in advance a date not more than sixty (60) nor less than ten (10) days before the date of a shareholders meeting as the record date for the purpose of determining shareholders entitled to notice of and to vote at the meeting or adjournments thereof or to express consent or to dissent from a proposal without a meeting. If the Board of Directors fails to fix a record date as provided in this Section 3.4, the record date for determination of shareholders entitled to notice of or to vote at a shareholders meeting shall be the close of business on the day on which notice is given or, if no notice is given, the day next preceding the day on which the meeting is held, and the record date for determining shareholders entitled to express consent or to dissent from a proposal without a meeting shall be the close of business on the day on which the resolution of the Board of Directors relating to the proposal is adopted.

     3.5 Notice of Meetings. Written notice of the time, place, and purpose of any shareholders meeting shall be given to shareholders entitled to vote thereat not less than ten (10) nor more than sixty (60) days before the date of the meeting; provided, however, that not less than twenty (20) days notice shall be given if a plan of merger or consolidation or a sale, lease, exchange, or other disposition of all, or substantially all, the property and assets, with or without the goodwill, of the corporation, if not in the usual and regular course of its business as conducted by the corporation, is to be submitted for approval at a shareholders meeting. Such notice may be given either by delivery in person to shareholders or by mailing such notice to shareholders at their addresses as the same appear in the records of the corporation; provided, however, that attendance of a person at a shareholders meeting, in person or by proxy, constitutes a waiver of notice of the meeting, except when the shareholder attends the meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened.

     3.6 Voting Lists. The corporation's officer or the agent having charge of its share transfer books shall prepare and certify a complete list of the shareholders entitled to vote at a shareholders meeting or any adjournment thereof, which list shall be arranged alphabetically within each class and series and shall show the address of, and number of shares held by, each shareholder. The list shall be produced at the time and place of the shareholders meeting and be subject to inspection, but not copying, by any shareholder at any time during the meeting for the purpose of determining who is entitled to vote at the meeting. If for any reason the requirements with respect to the shareholder list specified in this Section 3.6 have not been complied with, any shareholder, either in person or by proxy, who in good faith challenges the existence of sufficient votes to carry any action at the meeting, may demand that the meeting be adjourned and the same shall be adjourned until the requirements are complied with; provided, however, that failure to comply with such requirements does not affect the validity of any action taken at the meeting before such demand is made.

     3.7 Voting. Except as may be otherwise provided in the Articles of Incorporation, each shareholder entitled to vote at a shareholders meeting, or to express consent or dissent without a meeting, shall be entitled to one vote, in person or by written proxy, for each share entitled to vote held by such shareholder; provided, however, that no proxy shall be voted after three (3) years from its date unless the proxy provides for a longer period. A vote may be cast either orally or in writing as announced or directed by the person presiding at the meeting prior to the taking of the vote. When an action other than the election of directors is to be taken by vote of the shareholders, it shall be authorized by a majority of the votes cast by the holders of shares entitled to vote thereon, unless a greater plurality is required by the express provisions of the Michigan Business Corporation Act or the Articles of Incorporation. Except as otherwise expressly required by the Articles of Incorporation, directors shall be elected by a plurality of the votes cast at an election.

     3.8 Quorum. Except as may be otherwise provided in the Articles of Incorporation, issued and outstanding shares entitled to cast a majority of the votes at a meeting, excluding treasury shares, represented in person or by proxy, shall constitute a quorum at a meeting. Where holders of a class or series of shares are entitled to vote separately on an item of business, a quorum shall be present for that item if issued and outstanding shares of that class or series entitled to cast a majority of votes on the item are represented in person or by proxy, excluding treasury shares. Meetings at which less than a quorum is represented may be adjourned by a vote of a majority of the shares present to a future date without further notice other than the announcement at such meeting and, when a quorum shall be present upon such adjourned date, any business may be transacted which might have been transacted at the meeting as originally called. Shareholders present in person or by proxy at any shareholders meeting may continue to do business until adjournment, notwithstanding the withdrawal of shareholders to leave less than a quorum.

     3.9 Conduct of Meetings. The officer who is to preside at meetings of shareholders pursuant to Article V of these Bylaws, or his or her designee, shall determine the agenda and the order in which business shall be conducted unless the agenda and the order of business have been fixed by the Board of Directors. Such officer or designee shall call meetings of shareholders to order and shall preside unless otherwise determined by the affirmative note of a majority of all the noting shares of the corporation issued and outstanding, other than treasury shares. The secretary to the Board of Directors, if one is appointed, shall act as secretary of all meetings of shareholders. In the absence of the secretary to the Board of Directors or his or her inability to act as secretary, or if a secretary to the Board of Directors has not been appointed, the secretary of the corporation shall act as secretary of all meetings of shareholders, but in the absence of the secretary at any shareholders meeting, or his or her inability or refusal to act as secretary, the presiding officer may appoint any person to act as secretary of the meeting.

     3.10 Inspector of Elections. The Board of Directors may, in advance of a shareholders meeting, appoint one or more inspectors to act at the meeting or any adjournment thereof. In the event inspectors are not so appointed, or an appointed inspector fails to appear or act, the person presiding at the shareholders meeting may, and on request of a shareholder entitled to vote thereat, shall, appoint one or more persons to fill such vacancy or vacancies or to act as inspector. The inspectors shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots, or consents, hear and determine challenges and questions arising in connection with the right to vote, count, and tabulate votes, ballots, or consents, determine the results, and do such acts as are proper to conduct the election or vote with fairness to all shareholders.

     3.11 Action by Shareholders Without a Meeting. Any action which is required to be taken or which may be taken at any annual or special shareholders meeting may be taken without a meeting, without prior notice, and without a vote if all of the shareholders entitled to vote thereon consent thereto in writing.

                                   ARTICLE IV
                                    DIRECTORS

     4.1 Board of Directors. Except as may otherwise be provided in the Articles of Incorporation or these Bylaws, the business and affairs of the corporation shall be managed by a Board of Directors. The Board of Directors shall consist of nine (9) members or such other number as may be specified in compliance with
Article VII of the Articles of Incorporation. Commencing with the annual meeting of shareholders to be held in 1985, the Board of Directors shall be divided into three (3) classes as provided in Article VII of the Articles of Incorporation to be elected in accordance with that Article and Article III of the Articles of Incorporation. Directors shall serve until their respective terms expire and their successors are elected and qualified or until their earlier resignation or removal. Directors of the corporation need not be shareholders.

     4.2 Resignation and Removal. A director may resign by written notice to the corporation, which resignation is effective upon its receipt by the corporation or at a subsequent time as set forth in the notice. Any director or the entire Board of Directors may be removed in the manner specified in Article VII of the Articles of Incorporation.

     4.3 Vacancies and Increase in Number. Vacancies on the Board of Directors occurring for any reason, including an increase in the number of directors, may be filled in the manner specified in Article VII of the Articles of
Incorporation. A director chosen to fill a vacancy occurring for any reason, including an increase in the number of directors, shall hold office until the next election of directors by the shareholder or until his or her earlier resignation or removal.

     4.4 Place of Meetings and Records. The directors shall hold their meetings and maintain the minutes of the proceedings of meetings of shareholders, the Board of Directors, and committees of the Board of Directors, if any, and keep the books and records of account for the corporation in such place or places, within or outside the State of Michigan, as the Board of Directors may from time to time determine.

     4.5 Annual Meetings. The annual meeting of the Board of Directors shall be held, without notice other than this Section 4.5, at the same place and immediately after the annual shareholders meeting. If such meeting is not so held, whether because a quorum is not present or for any other reason, or if the directors were elected by written consent without a meeting, the annual meeting of the Board of Directors shall be called in the same manner as hereinafter provided for special meetings of the Board of Directors.

     4.6 Regular Meetings. Regular meetings of the Board of Directors may be held without notice at such time and place as shall from time to time be determined by the Board. Any notice given of a regular meeting need not specify the business to be transacted or the purpose of the meeting.

     4.7 Special Meetings. Special meetings of the Board of Directors may be called by the Chairman of the Board, the president or the secretary and shall be called by one of them on the written request of any five (5) directors, upon at least two (2) days written notice to each director, or twenty-four (24) hours notice, given personally or by telephone or telegram or facsimile or electronic mail. The notice does not need to specify the business to be transacted or the purpose of the special meeting. Attendance of a director at a special meeting constitutes a waiver of notice of the meeting, except where a director attends the meeting for the express purpose of objecting at the beginning of the meeting to the transaction of any business because the meeting is not lawfully called or convened.

     4.8 Quorum and Vote. A majority of the members of the Board then in office constitutes a quorum for the transaction of business and the vote of a majority of the members present at any meeting at which a quorum is present constitutes the action of the Board of Directors, unless the vote of a larger number is specifically required by the Articles of Incorporation or these Bylaws. If a quorum is not present, the members present may adjourn the meeting from time to time and to another place, without notice other than announcement at the meeting, until a quorum is present.

     4.9 Action Without a Meeting. Any action required or permitted to be taken pursuant to authorization voted at a meeting of the Board of Directors, or any committee thereof, may be taken without a meeting if, before or after the action, all members of the Board of Directors, or such committee, consent thereto in writing. The written consent shall be filed with the minutes of the proceedings of the Board of Directors or committee and the consent shall have the same effect as a vote of the Board of Directors or committee for all purposes.

     4.10 Report to Shareholders. The Board of Directors shall cause a financial report of the corporation for the preceding fiscal year to be made and distributed to each shareholder within four months after the end of each fiscal year. The report shall include the corporation's statement of income, its year-end balance sheet, and, if prepared by the corporation, its statement of source and application of funds.

     4.11 Corporate Seal. The Board of Directors may authorize a suitable corporate seal, which seal shall be kept in the custody of the Secretary and used by the Secretary.

     4.12 Compensation of Directors. By resolution of the Board of Directors, the directors may be paid their expenses, if any, of attendance at meetings of the Board or of any committee of which they are a member. In addition thereto or in lieu thereof, as determined by resolution of the Board of Directors, a director may be paid a fixed sum for attendance at each meeting of the Board, or of a committee thereof, or may be paid a stated salary for serving as a director as well as an additional stated salary for serving on any committee of the Board.

     4.13 Committees. The Board of Directors may, by resolution passed by a majority of the whole Board, designate an executive committee consisting of one or more of the directors of the corporation. At all meetings of the executive committee, a majority of the members of the committee shall constitute a quorum and the act of a majority of the members present at any executive committee meeting at which there is a quorum present shall be the act of the executive committee. The executive committee, to the extent provided in said resolution or in these Bylaws, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the corporation and may authorize the seal of the corporation to be affixed to all papers which may require it. The Board may designate one or more other committees which shall have such powers and duties as may be determined by the Board. All committees shall keep regular minutes of their proceedings and report to the Board when required. No committee shall have the power or authority to amend the Articles of Incorporation, adopt an agreement of merger or consolidation, recommend to the shareholders the sale, lease, or exchange of all or substantially all of the corporation's property and assets, recommend to the shareholders a dissolution of the corporation or a revocation of a dissolution, fill vacancies in the Board of Directors, fix compensation of the directors for serving on the Board or on a committee, amend these Bylaws, or declare a dividend or authorize the issuance of shares, unless the power to declare a dividend or to authorize the issuance of shares is granted to such committee by specific resolution of the Board of Directors.

     4.14 Meeting Participation by Use of Communication Equipment. Members of the Board of Directors, or of any committee designated by the Board, may participate in a meeting of the Board or committee, as the case may be, by using a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other. Participation in a meeting pursuant to this Section 4.14 shall constitute presence at the meeting.

                                    ARTICLE V
                                    OFFICERS

     5.1 Officers. The officers of the corporation shall be a president, a treasurer, and a secretary, all of whom shall be elected by the Board of Directors. In addition, the Board of Directors may elect a chairman and one or more vice presidents who shall also be officers of the corporation if elected. Each officer shall hold office until his or her successor is elected and qualified or until his or her earlier resignation or removal. None of the officers of the corporation, other than the chairman, need be directors. The officers shall be elected at the first meeting of the Board of Directors after each annual shareholders meeting. Any two (2) or more offices may be held by the same person, but an officer shall not execute, acknowledge, or verify any instrument in more than one capacity if the instrument is required by law to be executed, acknowledged, or verified by two (2) or more officers.

     5.2 Other Officers and Agents. The Board of Directors may appoint such other officers and agents as it may deem advisable, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors. The Board may, by specific resolution, empower the chairman, the president, or the executive committee, if such a committee has been designated by the Board, to appoint such subordinate officers or agents and to determine their powers and duties.

     5.3 Removal. The chairman, president, any vice president, secretary, and treasurer may be removed at any time, with or without cause, but only by the affirmative vote of a majority of the whole Board of Directors. Any assistant secretary or assistant treasurer, or subordinate officer or agent appointed pursuant to Section 5.2, may be removed at any time, with or without cause, by action of the Board of Directors or by the committee or officer, if any, empowered to appoint such assistant secretary or assistant treasurer or subordinate officer or agent.

     5.4 Compensation of Officers. Compensation of officers for services rendered to the corporation shall be established by the Board of Directors.

     5.5 Chairman. The Chairman of the Board of Directors, if one be elected, shall be elected by the directors from among the directors then serving. The Chairman of the Board, or his or her designee, shall preside at all meetings of the shareholders and at all meetings of the Board of Directors and shall perform such other duties as may be determined by resolution of the Board of Directors including, if the Board shall so determine, acting as the chief executive officer of the corporation, in which case the Chairman shall have general supervision, direction, and control of the business of the corporation and shall have the general powers and duties of management usually vested in or incident to the office of the chief executive officer of a corporation.

     5.6 President. Unless the Board shall determine otherwise, the President shall be the chief executive officer as well as the chief operating officer of the corporation and shall have general supervision, direction, and control of the business of the corporation as well as the duty and responsibility to implement and accomplish the objectives of the corporation. In the absence or nonelection of a chairman, the president shall preside at all meetings of shareholders and at all meetings of the Board of Directors. The president shall perform such other duties as may be assigned by the Board of Directors.

     5.7 Vice Presidents. The vice presidents, in the order of their seniority, unless otherwise determined by the Board of Directors, shall, in the event of the absence or disability of the president, perform the duties and exercise the powers of the president. Each vice president shall have such other power and shall perform such other duties as may be assigned by the Board of Directors or the chief executive officer and may be designated by such special titles as the Board of Directors or the chief executive officer shall approve.

     5.8 Treasurer. The treasurer shall have custody of the corporate funds and securities and shall keep full and accurate account of receipts and disbursements in books belonging to the corporation. The treasurer shall deposit all money and other valuables in the name and to the credit of the corporation in such depositories as may be selected by the Board of Directors. The treasurer shall disburse the funds of the corporation as may be ordered by the Board of Directors, or the chief executive officer, taking proper vouchers for such disbursements. In general, the treasurer shall perform all duties incident to the office of treasurer and such other duties as may be assigned by the Board of Directors.

     5.9 Secretary. The Secretary shall give or cause to be given notice of all meetings of shareholders and directors and all other notices required by law or by these Bylaws; provided, however, that in the case of the Secretary's absence, or refusal or neglect to do so, any such notice may be given by any person so directed by the Chief Executive Officer or by the directors, or by the shareholders upon whose requisition the meeting is called, as provided in these Bylaws. If the Board has not appointed a Secretary to the Board, the Secretary shall record all the proceedings of meetings of shareholders and of the directors in one or more books provided for the purpose. The Secretary shall perform all other duties incident to the office of Secretary and such other duties as may be assigned by the Board of Directors.

     5.10 Assistant Treasurers and Assistant Secretaries. Assistant treasurers and assistant secretaries, if any shall be appointed, shall have such powers and shall perform such duties as shall be assigned to them by the Board of Directors or by the officer or committee who shall have appointed such assistant treasurer or assistant secretary.

     5.11 Bonds. If the Board of Directors shall require, the treasurer, any assistant treasurer, or any other officer or agent of the corporation shall give bond to the corporation in such amount and with such surety as the Board of Directors may deem sufficient, conditioned upon the faithful performance of his or her respective duties and offices.

     5.12 Secretary to the Board. The Board of Directors may also appoint a Secretary to the Board of Directors who shall not be an executive officer of the Corporation. The Secretary to the Board, if one is appointed, shall record all the proceedings of the meetings of the shareholders and of the directors in one or more books provided for that purpose. The Secretary to the Board shall also attend, and record the proceedings of, such meetings of Committees of the Board as may be requested, on a meeting by meeting basis, by the Chairman of the Board, the President or the Chair of the Committee.

                                   ARTICLE VI
                     CONTRACTS, LOANS, CHECKS, AND DEPOSITS

     6.1 Contracts. The Board of Directors may authorize any officer, or officers, or agent, or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation and such authority may be general or confined to specific instances.

     6.2 Loans. No loans shall be contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name, unless authorized by a resolution of the Board of Directors. Such authorization may be general or confined to specific instances.

     6.3 Checks. All checks, drafts, or other orders for the payment of money, notes, or other evidences of indebtedness issued in the name of the corporation shall be signed by such officer, or officers, or agent, or agents, of the corporation and in such manner as shall from time to time be determined by resolution of the Board of Directors.

     6.4 Deposits. All funds of the corporation, not otherwise employed, shall be deposited to the credit of the corporation in such banks, trust companies, or other depositories as the Board of Directors may select.

                                   ARTICLE VII
                                  MISCELLANEOUS

     7.1 Fiscal Year. The fiscal year of this corporation shall end on the Saturday nearest June 30 of each year.

     7.2 Notices. Whenever any written notice is required to be given under the provisions of any law, the Articles of Incorporation, or by these Bylaws, it shall not be construed or interpreted to mean personal notice, unless expressly so stated, and any notice so required shall be deemed to be sufficient if given in writing by mail, by depositing the same in a Post Office box, postage prepaid, addressed to the person entitled thereto at his or her address as it appears in the records of the corporation. Such notice shall be deemed to have been given at the time and on the day of such mailing. Shareholders not entitled to vote shall not be entitled to receive notice of any meetings, except as otherwise provided by law or these Bylaws.

     7.3 Waiver of Notice. Whenever any notice is required to be given under the provisions of any law, the Articles of Incorporation, or these Bylaws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

     7.4 Voting of Securities. Securities of another corporation, foreign or domestic, standing in the name of this corporation, which are entitled to vote may be voted, in person or by proxy, by the chairman or the president of this corporation or by such other or additional persons as may be designated by the Board of Directors.

     7.5 Compensation Repayment. If the compensation paid to any officer of the corporation for any fiscal year is challenged by the Internal Revenue Service as excessive so as to call into question the corporation's deduction of such compensation for federal income tax purposes and, if such challenge is resolved, either by compromise or litigation, in a manner which disallows the deduction, or any part thereof, then such officer shall repay said compensation to the corporation to the extent the corporation's deduction therefor has been disallowed.

                                  ARTICLE VIII
                                   AMENDMENTS

     These Bylaws may be amended or repealed or new Bylaws adopted by a majority vote of the Board of Directors at any regular or special meeting, without prior notice of intent to do so, or by vote of the holders of a majority of the outstanding voting shares of the corporation at any annual or special meeting if notice of the proposed amendment, repeal, or adoption is contained in the notice of the meeting.

     These are the Amended and Restated Bylaws of Knape & Vogt Manufacturing Company as in effect April 23, 1999.



                                                  _____________________________
                                                  Jack Poindexter, Secretary