Form 10-K
period 1999-08-31
KNAPE & VOGT MANUFACTURING CO
filed 1999-09-15
CIK 56362

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1999 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _________  to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $67,909,280 as of August 27, 1999.

Number of shares outstanding of each class of common stock as of August 27, 1999: 2,080,531 shares of Common Stock, par value $2.00 per share, and 2,195,872 shares of Class B Common Stock, par value $2.00 per share.

Documents incorporated by reference. Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on October 15, 1999, are incorporated by reference into Part III of this Report.

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

     The following significant events occurred in fiscal 1999:

     On September 1, 1998, the Company completed the sale of The Hirsh Company (Hirsh), a wholly-owned subsidiary. This resulted in a pre-tax loss of $11,800,000, which was included in the June 30, 1998, financial results. The loss included the write-off of the unamortized balance of goodwill recorded in connection with the purchase of Hirsh. In connection with the sale, the Company recognized an additional tax cost of $1,000,000, resulting in a total loss related to the sale of Hirsh of $12,800,000.

     On September 1, 1998, the Company announced its Board of Directors had approved a new financial strategy which included authorization to purchase up to 1,350,000 shares of the Company's common stock, including 1,200,000 shares pursuant to a "Dutch Auction" self-tender offer. Also included in the new financial strategy was approval by the Board of Directors of a post Dutch Auction purchase in the open market or in privately negotiated transactions of common stock in an amount which when added to the number of shares of common stock purchased in the Dutch Auction would equal 1,350,000. On January 22, 1999, the Board of Directors authorized the repurchase of up to another 400,000 shares. Through June 30, 1999, 1,672,743 shares had been repurchased for a total of approximately $33,400,000.

Item 1(b)--Financial Information About Industry Segments

     The Company believes that a dominant portion of the Company's operations (more than 95%) is in a single industry segment -- the design, manufacture, and marketing of storage products. Accordingly, no separate industry segment information is presented.

Item 1(c)--Narrative Description of Business

     Products, Services, Markets and Methods of Distribution. The Company's storage products include a complete line of decorative and utility wall-attached shelving systems. Drawer slides manufactured by the Company include precision, Euro-style and utility slides. Precision drawer slides use ball bearings, and Euro-style and utility drawer slides use rollers. The Company's many different hardware products include closet rods, kitchen storage products and various fixtures.

     Approximately 33% of the Company's sales were to the consumer market and 67% of the Company's sales were to original equipment manufacturers and specialty distributors. Most sales are made through independent sales representatives.

     New Product and Capital Spending Information. Management believes that capital spending in fiscal 2000 will increase from the $4,786,263 spent in fiscal 1999. The increased spending will reflect investments made to improve manufacturing technology and to bring new products and product enhancements to the Company's customers.

     Sources and Availability of Raw Materials. Most of the Company's storage products are produced primarily from steel or wood. Historically, the Company has not experienced difficulty in obtaining these raw materials and does not anticipate any difficulty in the future, as the raw materials used are not unique.

     Patents, Licenses, Etc. Patents, trademarks, licenses, franchises, and concessions play a part in the Company's business, but the Company as a whole is not dependent to any material extent upon any single patent.

     Seasonal Nature of Business. The Company's business is not seasonal.

     Working Capital Practices. The Company does not believe that it, or the industry in general, has any special practices or special conditions affecting working capital items that are significant for an understanding of the Company's business.

     Importance of Limited Number of Customers. The Company sells to both the consumer market and to the OEM/speciality distributor market. The consumer market is comprised of a broad base of retail outlets. The OEM/speciality distributor market is more concentrated with a fewer number of customers and is more closely tied to the office furniture industry. The Company does not believe that its business is dependent upon any single or small number of customers, the loss of which would have a materially adverse effect upon the Company. The Company estimates that at present it has over 1,500 active customers with approximately 35,000 outlets, of which the five largest customers account for approximately 15% of sales and no one of which accounts for more than 5% of sales.

     Backlog of Orders. The Company typically has a short lead-time on its orders and therefore does not believe that information concerning backlog is material to an understanding of its business.

     Government Contracts. The Company does not believe that any portion of its business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

     Competition. All aspects of the business in which the Company is engaged are highly competitive. Competition is based upon price, service and quality. In the various markets served by the Company, it competes with a number of manufacturers that have significantly greater resources and sales, including several conglomerate corporations, and with numerous smaller companies. While the Company is not aware of any reliable statistics that are available to enable the Company to accurately determine its relative position in the industry, either overall or with respect to any particular product or market, the Company believes that it is one of the three leading manufacturers of drawer slides in North America.

     Research, Design and Development. Approximately $1,543,000 was spent in fiscal 1999 in the development of new products and in the improvement of existing products; approximately $1,225,000 was spent in fiscal 1998 and $1,373,000 in fiscal 1997 for the same purposes. The amount of research and development expenditures are determined by specific identification of the costs, which are expensed as incurred.

     Environmental   Matters.   The  Company  does  not  believe  that  existing
environmental regulations will have any material effect upon the capital expenditures, earnings and competitive position of the Company.

     Employees. At June 30, 1999, the Company employed 846 persons. None of the Company's employees are represented by collective bargaining agents.

Item 1(d)--Information About Foreign Operations

     The Company's Canadian operation accounted for approximately 7% of consolidated sales. Approximately 4% of consolidated net sales were derived from export shipments from the Company's United States operations to customers in other foreign countries. The Company does not know of any particular risks attendant thereto, except that fluctuating exchange rates between the United States and Canadian currencies and other factors beyond the control of the Company, such as tariff and foreign economic policies, may affect future results of such business. Reference is made to Notes 2, 3 and 12 of the Notes to the Company's Consolidated Financial Statements contained herein for the fiscal year ended June 30, 1999, for a presentation of additional information concerning the Company's foreign operations.

                               ITEM 2--PROPERTIES

     The Company owned or leased the following offices and manufacturing facilities as of June 30, 1999:

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

Mississauga, Ontario                Office; 1,900 sq. ft.                                        Leased

The facilities indicated as owned are owned in fee by the Company and are subject to no material encumbrances. The Company believes that its facilities are generally adequate for its operations and are maintained in a state of good repair. The Company believes it is in compliance with all applicable state and federal air and water pollution control laws. During the five years ended June 30, 1999, the Company spent approximately $22,000,000 for expansion, modernization and improvements of its facilities and equipment.

                            ITEM 3--LEGAL PROCEEDINGS

     As of the date hereof, the Company has no material pending legal proceedings other than ordinary routine litigation incidental to the Company's business.


           ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.

              ADDITIONAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company were, at June 30, 1999, as follows:

                                                                                       Year First Elected
    Name                        Age           Positions and Offices Held               an Executive Officer
William R. Dutmers              42            Chairman of the Board of Directors,
                                              Chief Executive Officer and President           1998

Jack D. Poindexter              36            Chief Financial Officer, Treasurer
                                              and Secretary                                   1998

Michael G. Van Rooy             46            Senior Vice President of Manufacturing          1993

     Mr. Dutmers was named Chairman of the Board of Directors in January 1998. Mr. Dutmers has been a member of the Board of Directors since April 1996. He was named Chief Executive Officer and President in May 1999. Mr. Dutmers was the President of G & L, Inc., a business consulting firm from 1991 to 1997.

     Mr. Poindexter was named Chief Financial Officer, Treasurer and Secretary in September 1998. Mr. Poindexter joined the Company in June 1997 as Assistant Treasurer. Prior to joining Knape & Vogt, Mr. Poindexter was employed as the Director of Tax at Kysor Industrial Corporation from 1991 to 1997.

     Mr. Van Rooy has been the Senior Vice President of Manufacturing since December 1993. Mr. Van Rooy joined the Company in 1985 in the engineering department and has held a variety of management positions.

     All terms of office are on an annual basis and will expire on October 15, 1999.

                                     PART II

            ITEM 5--MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
                COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Market Price. The Company's Common Stock is traded on the NASDAQ National Market under the ticker symbol KNAP. Stock price quotations can be found in major daily newspapers (listed KnapeV) and in the Wall Street Journal (listed KnapeVogt). As of August 27, 1999, there were approximately 3,100 shareholders of the Company's Common Stock and Class B Common Stock.

                                                         1999                                     1998
                                       ------------------------------------------------------------------------------
Quarter                                       High                 Low                 High                  Low
---------------------------------------------------------------------------------------------------------------------
First                                        $22.75               $16.875             $18.50               $15.875
Second                                       $20.50               $16.50              $22.75               $18.50
Third                                        $18.00               $12.00              $23.00               $20.00
Fourth                                       $17.875              $12.00              $24.75               $21.25

     Dividends. The Company paid per share cash dividends on its shares of Common Stock and Class B Common Stock in the following amounts during the last two fiscal years.

                                                                          Per Share Cash Dividends
Year Ended June 30, 1999                                        Common Stock                Class B Common Stock
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


     On August 20, 1999, the Board of Directors declared a $.165 per share cash dividend on shares of the Company's Common Stock and $.15 per share cash dividend on shares of its Class B Common Stock, payable September 10, 1999, to shareholders of record on August 31, 1999.

                         ITEM 6--SELECTED FINANCIAL DATA

For the Year Ended                                       1999              1998            1997              1996           1995

                                                         (a)               (b)              (c)              (d)
Summary of Operations
Net sales..........................................  $150,259,355     $181,632,570    $176,630,294       $163,012,030   $168,190,969
  Sales growth %...................................       (17.3)%             2.8%            8.4%             (3.1)%          15.6%
Gross profit.......................................    36,092,104       42,299,900      43,548,529         38,603,382     40,894,499
  Gross profit %...................................         24.0%            23.3%           24.7%              23.7%          24.3%
Selling and administrative.........................    25,721,924       29,152,388      28,436,330         27,438,017     26,804,654
  Selling and administrative %.....................         17.1%            16.1%           16.1%              16.8%          15.9%
Operating income (loss)............................     9,770,180      (2,644,764)      14,738,964          7,669,365     14,089,845
  Operating income (loss) %........................          6.5%           (1.5)%            8.3%               4.7%           8.4%
Income (loss) from continuing operations...........     6,161,769      (8,369,182)       8,325,228          3,103,058      7,590,705
Income (loss) from discontinued operation..........             -      (1,368,278)       (471,624)        (3,037,926)        654,433
Net income (loss)..................................     6,161,769      (9,737,460)       7,853,604             65,132      8,245,138

Common Stock Data
Diluted earnings per share from continuing
  operations.......................................          1.24           (1.41)            1.41               0.53           1.29
Diluted earnings per share from discontinued
  operation........................................             -           (0.23)          (0.08)             (0.52)           0.11
Diluted earnings per share.........................          1.24           (1.64)            1.33               0.01           1.40
Weighted-average shares outstanding-diluted........     4,950,008        5,954,713       5,903,237          5,897,237      5,893,651
Dividends per share--common........................          0.66             0.66            0.66               0.66           0.66
Dividends per share--Class B common ...............          0.60             0.60            0.60               0.60           0.60
Year-end stock price...............................        17.625            22.50           16.00              15.75          15.00

Year-end Financial Position
Total assets.......................................    75,059,989      104,033,087     125,741,698        129,225,159    131,433,714
Working capital....................................    18,298,515       38,276,167      39,266,034         39,535,991     45,796,753
Current ratio......................................           2.0              2.5             4.2                4.0            5.8
Long-term debt.....................................    17,700,000        9,700,000      29,000,000         35,000,000     35,800,000
Long-term debt as a % of total capital.............         35.8%            13.6%           28.3%              33.6%          33.0%
Stockholders' equity...............................    31,758,785       61,756,674      73,460,498         69,173,750     72,713,836

Other Data/Key Ratios
Cash flow from operating activities................    13,471,459       23,234,772      16,186,397         13,485,377     12,779,621
Capital expenditures...............................     4,786,263        4,228,552       7,763,482          8,032,779      4,181,472
Depreciation and amortization......................     5,914,739        7,966,383       7,728,603          7,345,353      6,898,438
Research and development expenses..................     1,543,000        1,225,000       1,373,000          1,223,000      1,038,000
Return on average assets...........................          6.9%           (8.5)%            6.2%               0.0%           6.2%
Return on average equity...........................         13.2%          (14.4)%           11.0%               0.1%          11.7%
Number of employees................................           846              944           1,061              1,084          1,136

(a) 1999 figures include an impairment charge of $600,000 pre-tax and an inventory write-off of $400,000 pre-tax recorded for the discontinuance of certain utility slides. This resulted in an after-tax reduction of $650,000, or $0.13 per diluted share.

(b) 1998 figures include 1) an adjustment to the inventory obsolescence reserve of $910,000 recorded in cost of sales; 2) a restructuring charge for the reorganization of KV Canada of $3,992,276 recorded in operating expenses, and an income tax benefit of $600,000, for an after-tax effect of $3,392,276, or $0.57 per diluted share; 3) an impairment charge for the sale of Hirsh of $11,800,000 recorded in operating expenses, and an income tax expense of $1,000,000, for an after-tax effect of $12,800,000, or $2.16 per diluted share; 4) a $448,284 write-off of idle equipment; and 5) an after-tax charge of $937,268 or $0.16 per diluted share to record the sale of Roll-it, a discontinued operation.

(c) 1997 figures include an after-tax charge of $246,235 or $0.04 per diluted share to record the March 1997 sale of Modar.

(d) 1996 figures include an inventory liquidation of $863,000 recorded in cost of sales, a restructuring charge of $3,496,000 recorded in operating expenses, and an income tax benefit of $1,534,000, for an after-tax effect of $2,825,000, or $0.48 per diluted share. The 1996 figures also include an after-tax charge of $2,700,000 to recognize the estimated loss on the sale of Roll-it, the Company's discontinued store fixture operation.

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

Overview

     The Company recorded consolidated net income of $6.2 million, or $1.24 per diluted share in fiscal 1999, compared to a loss of $9.7 million, or $1.64 per diluted share in the prior year. While this may seem like a substantial improvement in the bottom-line performance, the loss in fiscal 1998 was primarily attributable to the impairment and restructuring charges associated with the implementation of the Company's strategy. Key activities included selling those operations which did not fit with the Company's core competencies, eliminating redundant operations, continuously improving existing operations and investing in new products for and ways of doing business with the Company's targeted customer base. Some of the current year steps accomplished are highlighted below:

     In September 1998, the Company sold The Hirsh Company ("Hirsh"), a wholly-owned subsidiary which manufactured free-standing shelving, wood storage products and workshop accessories. The loss of $12,800,000 associated with this sale was recorded in fiscal 1998. While this subsidiary produced products which did serve the targeted customer base, it did not do so profitably.

     The Dutch Auction self-tender offer was completed early in the second quarter of fiscal 1999, which resulted in the purchase of 1,230,784 shares of the Company's outstanding stock. In addition, another 441,959 shares of stock were repurchased through June 30, 1999. In total, slightly over 25 percent of the Company's outstanding stock was repurchased during fiscal 1999.

     Lean manufacturing techniques were implemented in the existing operations. This step allowed the Company to operate in a more efficient manner and enjoy increased profitability on the products it sold during the year.

Results of Operations

     The table below shows certain items in the Consolidated Statements of Operations from continuing operations as a percentage of net sales:

Year ended June 30,                                1999            1998           1997
-----------------------------------------------------------------------------------------
Net sales.....................................    100.0%          100.0%         100.0%
Cost of sales.................................     76.0            76.7           75.3
                                                -----------------------------------------
  Gross profit................................     24.0            23.3           24.7
Selling and administrative expenses...........     17.1            16.1           16.1
Restructuring and impairment of assets........       .4             8.7             .3
                                                -----------------------------------------
  Operating income (loss).....................      6.5            (1.5)           8.3
Interest expense..............................       .5              .6            1.1
Other expense (income)........................      (.2)             .3             .1
                                                -----------------------------------------
Income (loss) from continuing operations
   before income taxes........................      6.2            (2.4)           7.1
Income taxes - continuing operations..........      2.1             2.2            2.4
                                                -----------------------------------------
Income (loss) from continuing operations......      4.1%           (4.6)%          4.7%
-----------------------------------------------------------------------------------------

Sales

     In accordance with Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company operates as a single reportable segment, storage products. While the Company does not maintain its sales records by product category, management believes the table below (unaudited) approximates total net sales (in millions) for each of the product categories:

Year ended June 30                    1999            %             1998              %             1997             %
----------------------------------------------------------------------------------------------------------------------------
Shelving systems                   $   55.5          37.0%         $   83.0          45.7%         $    82.0        46.4%
Drawer slides                          70.8          47.1%             69.8          38.4%              62.3        35.3%
Hardware                               24.0          15.9%             28.8          15.9%              29.3        16.6%
Furniture components                      -              -                -              -               3.0         1.7%
----------------------------------------------------------------------------------------------------------------------------
Total                              $  150.3           100%         $  181.6           100%         $   176.6         100%
============================================================================================================================

     Net sales in fiscal 1999 declined $31.4 million, or 17.3% to $150.3 million. The most significant decline was in shelving systems and was primarily due to the sales contribution of Hirsh which was sold in September 1998. Excluding Hirsh sales, fiscal 1998 net sales were $152.1 million. The remaining year to year decline was due to two key factors. First, the Company performed a profitability review of its current product offerings and decided to discontinue certain product lines which were either unprofitable or provided only a minimal return. Specifically, the Company opted to re-deploy production assets which were utilized to produce certain utility slides to the production of the more profitable precision drawer slides. While this decision improved the bottom line, it did result in lower net sales for the fiscal year. Second, while the Company experienced double-digit growth in precision drawer slides when compared to the prior year, it did not achieve its planned level of sales during the last six months of the fiscal year. Management believes that the lower level of sales can be attributed to the fact that the office furniture market, the primary customer for the precision drawer slides, had relatively flat sales during this period. Given that the office furniture industry is projecting only nominal growth through the remainder of the calendar year, this will continue to be an area monitored closely by management.

     Net sales in fiscal 1998 increased $5.0 million to a record $181.6 million, or 2.8%, over fiscal 1997 sales of $176.6 million. The increase in sales was due primarily to an increase in unit volumes. Drawer slide sales led this increase with a $7.5 million improvement. The increase was due to growth in precision drawer slide sales as the Company expanded its shipments into the metal office furniture market. Euro-style drawer slide sales increases in fiscal 1998 were offset by a decline in sales of utility slides. Shelving system sales increased by $1.0 million due to increases in sales of wall-attached shelving. Hardware sales declined $0.5 million in fiscal 1998 compared to fiscal 1997. Feeny's continued increase in the sales of its kitchen and bath storage products were offset by a decrease in the Hirsh Iron Horse product line. The decrease in Iron Horse sales was caused by a reduction in promotions of the product line at major home centers. Furniture component sales declined $3.0 million. No sales were recorded in fiscal 1998 due to the elimination of the product line in fiscal 1997 with the sale of Modar Inc.

Gross Profit

     Gross profit, as a percentage of net sales, was 24.0% in fiscal 1999, compared to 23.3% in fiscal 1998, and 24.7% in fiscal 1997. Initially the sale of Hirsh and the discontinuance of other low-margin product lines resulted in a more favorable product mix which translated to improved gross profits beginning in the second quarter of fiscal 1999. In the third quarter of fiscal 1999, the Company started to realize some of the benefits from the implementation of lean manufacturing techniques, which not only resulted in reduced manufacturing costs, but also allowed the Company to improve its service to its customers. During fiscal 2000, management will continue the efforts to improve gross profits by utilizing lean manufacturing principles to help eliminate unnecessary costs in all aspects of the business, coupled with various initiatives underway to reduce the cost of its purchased components.

     The decrease in the fiscal 1998 gross profit compared to fiscal 1997 was attributable to the Company's continued investment in manufacturing and sales to aggressively enter the metal office furniture market; transition costs that cannot be classified as restructuring related to the reorganization of the Company's Canadian operation near Toronto; continued softness in the Canadian dollar; and an obsolete inventory charge of $910,000.

Selling and Administrative

     Selling and administrative expenses, as a percent of net sales, were 17.1% in fiscal 1999, compared to 16.1% in both fiscal 1998 and 1997. While management took steps to reduce discretionary spending in response to the lower level of sales, total spending, as a percent of net sales, increased in fiscal 1999 primarily due to severance payments and costs associated with the Company's strategic planning effort. These increases were only partially offset by reductions in costs which are variable with performance, such as incentive programs and commissions.

Restructuring/Impairment

     As a result of the decision to re-deploy certain utility slide production assets, the Company recorded an impairment loss of $.6 million pre-tax in the second quarter of fiscal 1999 to write the related tooling assets down to their estimated fair value. In addition, excess inventory of $.4 million pre-tax related to the discontinued product lines was charged directly to cost of sales.

     In September 1998, the Company sold Hirsh, a wholly-owned subsidiary. The sale of Hirsh reflected the Company's desire to enhance its corporate margins and profitability and remain focused on its core products. The sale resulted in a pre-tax loss of $11.8 million, which was included in the June 30, 1998, financial results. The loss included the write-off of the unamortized balance of goodwill recorded in connection with the purchase of Hirsh. In connection with the sale, the Company recognized an additional tax cost of $1.0 million, resulting in a total loss related to the sale of Hirsh of $12.8 million. A pre-tax restructuring charge of $4.0 million was recorded in the third quarter of fiscal 1998 for Knape & Vogt Canada. In March 1998, Knape & Vogt announced its plans to reorganize its Canadian operation, including the sale of the Company's manufacturing facility and equipment in the Toronto area. The sale was completed in May of 1998. The Company will continue to sell and distribute its products in Canada and maintain a sales office in the Toronto area. During fiscal 1997, the sale of Modar was completed and resulted in an additional pre-tax restructuring and impairment of assets charge of $.4 million which represented the difference between the original estimate and the actual loss from the sale.

Other Expenses/(Income) and Income Taxes

     Interest expense was $.8 million in fiscal 1999, compared to $1.2 million and $2.0 million, respectively, in fiscal years 1998 and 1997. The decrease in interest expense reflected the lower average borrowing levels in both fiscal 1999 and fiscal 1998 resulting from proceeds received from the sales of Hirsh and Roll-it, along with cash flow from operating activities.

     Other miscellaneous expense/(income) in fiscal 1999 included interest received on Michigan Single Business Tax refunds and two patent infringement settlements, partially offset by losses incurred on the disposal of fixed assets. The other expense in fiscal 1998 was primarily attributable to the write-off of fixed assets associated with a discontinued product line.

Net Income

     Income from continuing operations in fiscal 1999 was $6.2 million, or $1.24 per diluted share compared to a loss of $8.4 million or $1.41 per diluted share in fiscal 1998 and net income of $8.3 million, or $1.41 per diluted share in fiscal 1997. The loss recorded in fiscal 1998 was primarily due to the losses incurred on the sale of Hirsh and the restructuring of Knape & Vogt Canada.

     The results of operations of Roll-it, net of income taxes, were presented as a discontinued operation in both fiscal 1998 and fiscal 1997. In fiscal 1998, the after-tax loss from discontinued operation was $1.4 million compared to $0.5 million in fiscal 1997. On March 27, 1998, the Company signed an agreement to sell Roll-it which resulted in an additional loss of $.9 million, due to the difference between the original estimate and the actual loss from the sale of Roll-it.

     Net income was $6.2 million, or $1.24 per diluted share in fiscal 1999, compared to a loss of $9.7 million, or $1.64 per diluted share in fiscal 1998. The improvement over the prior year was due to the $12.8 million after-tax charge recorded for the sale of Hirsh, the $3.4 million restructuring charge for Knape & Vogt Canada and the additional loss of $.9 million on the sale of Roll-it. Without these charges, net income would have been $7.4 million, or $1.25 per diluted share in fiscal 1998. This compares to net income of $7.9 million, or $1.33 per diluted share in fiscal 1997.

Liquidity And Capital Resources

     Cash flows from operating activities generated $13.5 million in fiscal 1999 compared to $23.2 million in fiscal 1998 and $16.2 million in fiscal 1997. In fiscal 1999, the cash flows from the change in accounts payable were substantially lower than in fiscal 1998, due to two factors. First, in the prior year, the Company adopted a more aggressive payment policy with its vendors which resulted in a higher accounts payable balance and a significant one-time increase in cash flows. Second, even though the Company was still utilizing the more aggressive payment policy with its vendors in fiscal 1999, payables decreased due to the sale of Hirsh.

     Cash flows from investing activities of $13.1 million in fiscal 1999 included the cash proceeds of $18.2 million received from the sale of Hirsh. The balance also included $4.8 million of capital expenditures, compared to $4.2 million and $7.8 million, respectively, in fiscal 1998 and 1997. The expenditures in fiscal 1999 were primarily for improvements in the Company's manufacturing process, including the installation of the new powder coat paint line. Management believes that capital expenditures will increase in fiscal 2000, as investments are made to improve manufacturing technology and to bring new products and product enhancements to the Company's customers.

     Following the financial strategy announced last year, the Company completed a Dutch Auction early in the second quarter of fiscal 1999. This resulted in the repurchase of 1,230,784 shares of the Company's stock at a price of $21 per share. In addition, the Company repurchased an additional 441,959 shares at prices ranging from approximately $13 to $19 per share through June 30, 1999. In total, the cost of the repurchased shares was $33.4 million in fiscal 1999. The Company has authorization to repurchase an additional 77,257 shares.

     During fiscal 1999, the Company renegotiated its revolving credit facility. The new facility allows for borrowings up to $45 million and expires on November 1, 2004. In addition, the Company entered into an interest rate swap agreement in order to fix the interest rate on a portion of the borrowings under the revolving credit facility. The swap agreement, which expires on June 1, 2006, fixes the interest on $17 million of borrowings through August 31, 1999, and increases to $20 million beginning September 1, 1999. The swap agreement fixes the rate at 6.25% plus the Company's credit spread on the revolving credit agreement.

     The Company's outstanding debt at June 30, 1999, was $17.7 million, compared to $9.7 million in fiscal 1998. The debt to total capital ratio increased to 35.8% at June 30, 1999, from 13.6% at June 30, 1998. The Company continues to manage its debt levels in an effort to reach its targeted capital structure. The Company believes that cash flows from operations and funds available under the new credit facility will be sufficient to fund working capital requirements and capital expenditures in fiscal 2000.

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

     In 1995, the Company established a Year 2000 task force for Information Technology ("IT") to develop and implement a Year 2000 readiness program. The Company has developed a Year 2000 readiness plan, and has completed the audit, assessment and scope phases of its plan. The Company has completed an inventory of the software applications that it uses. The Company has also installed its Corporate Information System software at its subsidiaries to improve efficiency and facilitate Year 2000 compliance. The Company estimates that the readiness program phase is approximately 90% complete for the Company's IT systems. The Company's readiness program includes installing software releases designed to cause the software to be Year 2000 compliant. The Company is in the process of testing its IT systems for Year 2000 compliance, and expects testing activities to continue through 1999. The Company reached its goal to be substantially Year 2000 compliant by December 1998, to allow for testing all systems during 1999.

     In addition, in 1997 the Company began evaluating non-IT systems such as imbedded chips in production equipment and personal computer hardware and software. The Company's goal was substantially complete with the remediation of non-IT systems by June 30, 1999. The Company presently is finishing the process of testing and implementation, and is upgrading its non-IT systems to become Year 2000 compliant as new releases are available from software vendors.

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

     The Company does not presently anticipate that the costs to address the Year 2000 issue will have a materially adverse effect on the Company's financial condition, results of operations or liquidity. To date, the Company has spent approximately $823,000 on the Year 2000 issue and expects to spend an additional $62,000 to complete this work.

     The Company presently anticipates that it will complete its Year 2000 assessment and remediation by December 31, 1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 remediation plan according to the anticipated schedule.

     Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company is developing contingency plans for major processes, in the event that it should have interruption during the first week of calendar 2000. In addition, the Company may be adversely affected by the inability of other companies, whose systems interact with the Company, to become Year 2000 compliant and by potential interruptions of utility, communication or transportation systems as a result of Year 2000 issues. The Company is preparing a scenario where business could be interrupted for 3-5 days similar to an outage from a major storm.

     This report contains certain forward-looking statements which involve risks and uncertainties. When used in this report, the words "believe," "anticipate," "think," "intend," "goal," "forecast," "expect" and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning new product introductions, future revenue growth and gross margin improvement, and the expected ability of the Company and its key customers, dealers and suppliers to successfully manage Year 2000 issues. Such statements are subject to certain risks and uncertainties which would cause actual results to differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements which speak only as of the date of this report.

                ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     The Company is exposed to market risks, which include changes in the foreign currency exchange rate as measured against the U.S. dollar and changes in U.S. interest rates. The Company holds a derivative instrument in the form of an interest rate swap, which is viewed as a risk management tool and is not used for trading or speculative purposes. The intent of the interest rate swap is to effectively fix the interest rate on part of the borrowings on the Company's variable rate revolving credit agreement.

     A discussion of the Company's accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. Additional information relating to financial instruments and debt is included in Note 5 - Long-Term Debt and Note 7
- Derivative Financial Instruments. Quantitative disclosures relating to financial instruments and debt are included in the tables below.

     The following table provides information on the Company's fixed maturity investments as of June 30, 1999, that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Liability                                                     Amount                    Maturity Date
Variable rate revolving credit
  agreement                                                   $45 million               November 1, 2004
  First $17,000,000 at an interest rate of 5.0425%
      plus weighted average credit spread of .5%
  Amounts in excess of $17,000,000 had an interest rate
      ranging from 5.10% to 5.77% in 1999

Interest Rate Swaps
Notional amount                                               $17 million               August 31, 1999
  Increased to                                                $20 million               June 1, 2006
  Pay fixed/Receive variable - 5.05125%
     Pay fixed interest rate - 6.25%

     The Company has a sales office located in Canada. Sales are typically denominated in Canadian dollars, thereby creating exposures to changes in exchange rates. The changes in the Canadian/U.S. exchange rate may positively or negatively affect the Company's sales, gross margins and retained earnings. The Company attempts to minimize currency exposure risk through working capital management. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures.

               ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Immediately following are the consolidated balance sheets of the Company and its subsidiaries as of June 30, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999, the notes thereto, summary of accounting policies, and the independent auditors' report.

               Knape & Vogt Manufacturing Company and Subsidiaries
                      Consolidated Statements of Operations

Year ended June 30,                                               1999                 1998                 1997
---------------------------------------------------------------------------------------------------------------------
Net Sales                                                     $ 150,259,355        $ 181,632,570        $ 176,630,294

Cost of Sales                                                   114,167,251          139,332,670          133,081,765
---------------------------------------------------------------------------------------------------------------------

Gross Profit                                                     36,092,104           42,299,900           43,548,529
---------------------------------------------------------------------------------------------------------------------

Expenses
     Selling and shipping                                        19,953,864           22,594,546           21,545,425
     Administrative and general                                   5,768,060            6,557,842            6,890,905
     Restructuring and impairment of assets                         600,000           15,792,276              373,235
---------------------------------------------------------------------------------------------------------------------

Total Expenses                                                   26,321,924           44,944,664           28,809,565
---------------------------------------------------------------------------------------------------------------------

Operating Income (Loss)                                           9,770,180           (2,644,764)          14,738,964
---------------------------------------------------------------------------------------------------------------------
Other Expenses (Income)
     Interest                                                       802,202            1,224,394            1,986,522
     Other, net                                                    (355,791)             569,024              163,214
---------------------------------------------------------------------------------------------------------------------

Total Other Expenses                                                446,411            1,793,418            2,149,736
---------------------------------------------------------------------------------------------------------------------

Income (Loss) From Continuing Operations Before
     Income Taxes                                                 9,323,769           (4,438,182)          12,589,228
Income Taxes - Continuing Operations                              3,162,000            3,931,000            4,264,000
---------------------------------------------------------------------------------------------------------------------

Income (Loss) From Continuing Operations                          6,161,769           (8,369,182)           8,325,228
---------------------------------------------------------------------------------------------------------------------

Discontinued Operation, Net of Income Taxes
     Loss from operations                                                 -             (431,010)            (471,624)
     Estimated loss on sale                                               -             (937,268)                   -
---------------------------------------------------------------------------------------------------------------------

Total Discontinued Operation, Net of
     Income Taxes                                                         -           (1,368,278)            (471,624)
---------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                               $ 6,161,769         $ (9,737,460)         $ 7,853,604
---------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share
     Income (loss) from continuing operations                   $      1.25         $      (1.41)         $      1.41
     Loss from discontinued operation                                     -                (0.23)               (0.08)
                                                                      -----                -----                -----
Net Income (Loss) Per Share                                     $      1.25         $      (1.64)         $      1.33
---------------------------------------------------------------------------------------------------------------------
Weighted Average Shares Outstanding                               4,938,356            5,920,380            5,889,420
---------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share
      Income (loss) from continuing operations                  $      1.24         $      (1.41)        $       1.41
      Loss from discontinued operation                                    -                (0.23)               (0.08)
                                                                      -----               ------                -----
Net Income (Loss) Per Share                                     $      1.24         $      (1.64)        $       1.33
---------------------------------------------------------------------------------------------------------------------
Weighted Average Shares Outstanding                               4,950,008            5,954,713            5,903,237
---------------------------------------------------------------------------------------------------------------------

Dividends Per Share
     Common stock                                               $       .66         $        .66         $        .66
     Class B common stock                                       $       .60         $        .60         $        .60
---------------------------------------------------------------------------------------------------------------------
                    See accompanying notes to consolidated financial statements.

               Knape & Vogt Manufacturing Company and Subsidiaries
                           Consolidated Balance Sheets

----------------------------------------------------------------------------------------------------------------------------
June 30,                                                                                       1999                1998
----------------------------------------------------------------------------------------------------------------------------

Assets
Current Assets
     Cash                                                                          $      1,621,002    $      3,057,158
     Accounts receivable, less allowances of $389,000 and $352,000, respectively         18,930,039          25,677,043
     Refundable income taxes                                                                140,708             176,204
     Inventories                                                                         13,149,649          12,808,532
     Prepaid expenses                                                                     2,030,916           2,706,490
     Net assets held for sale                                                                     -          18,648,000
----------------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                     35,872,314          63,073,427
----------------------------------------------------------------------------------------------------------------------------

Property and Equipment
     Land and improvements                                                                1,815,127           1,804,948
     Buildings                                                                           14,436,028          14,353,886
     Machinery and equipment                                                             48,180,990          44,207,020
     Construction in progress                                                             2,224,266             536,047
----------------------------------------------------------------------------------------------------------------------------

                                                                                         66,656,411          60,901,901
     Less accumulated depreciation                                                       31,357,471          24,247,181
----------------------------------------------------------------------------------------------------------------------------

Net Property and Equipment                                                               35,298,940          36,654,720
----------------------------------------------------------------------------------------------------------------------------

Goodwill, net                                                                               575,433             593,277
----------------------------------------------------------------------------------------------------------------------------

Other Assets                                                                              3,313,302           3,711,663
----------------------------------------------------------------------------------------------------------------------------

                                                                                  $      75,059,989    $    104,033,087
----------------------------------------------------------------------------------------------------------------------------
                    See accompanying notes to consolidated financial statements.

               Knape & Vogt Manufacturing Company and Subsidiaries
                           Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------------------------
June 30,                                                                                 1999                1998
-------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable                                                        $      9,129,514    $     17,765,610
     Accruals:
         Income taxes                                                                 732,344             847,306
         Taxes other than income                                                      864,734             860,928
         Compensation                                                               3,055,717           3,067,186
         Restructuring costs                                                          377,515             828,932
         Miscellaneous                                                              3,413,975           1,427,298
-------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                          17,573,799          24,797,260

Supplemental Retirement Benefits                                                    3,155,405           1,837,153

Long-Term Debt                                                                     17,700,000           9,700,000

Deferred Income Taxes                                                               4,872,000           5,942,000
-------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                  43,301,204          42,276,413
-------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
     Stock:
       Common, $2 par - 6,000,000 shares authorized; 2,073,148
          and 3,530,042 issued                                                      4,146,296           7,060,084
       Class B common, $2 par - 4,000,000 shares authorized;
          2,238,227 and 2,405,583 issued                                            4,476,454           4,811,166
        Preferred - 2,000,000 shares authorized and unissued                                -                   -
     Additional paid-in capital                                                     4,409,415          33,724,990
     Accumulated other comprehensive income (loss)                                   (478,606)                  -
     Retained earnings                                                             19,205,226          16,160,434
-------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                         31,758,785          61,756,674
-------------------------------------------------------------------------------------------------------------------

                                                                             $     75,059,989    $    104,033,087
-------------------------------------------------------------------------------------------------------------------
                    See accompanying notes to consolidated financial statements.

                                       16

               Knape & Vogt Manufacturing Company and Subsidiaries
                 Consolidated Statements of Stockholders' Equity

                                                                                         Accumulated
                                                            Additional     Restricted      other
                                               Common        paid-in         stock      comprehensive     Retained
                                               stock         capital         grants      income (loss)    earnings        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1996                        $11,762,138    $ 33,080,087    $      -    $ (1,211,286)   $ 25,542,811   $ 69,173,750
Net income for 1997                                    -               -           -               -       7,853,604      7,853,604
Cash dividends                                         -               -           -               -      (3,738,138)    (3,738,138)
Stock issued under stock option plan              45,520         260,454           -               -               -        305,974
Foreign currency translation adjustment                -               -           -        (134,692)              -       (134,692)

-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997                        11,807,658      33,340,541           -      (1,345,978)     29,658,277     73,460,498
Net loss for 1998                                      -               -           -               -      (9,737,460)    (9,737,460)
Cash dividends                                         -               -           -               -      (3,760,383)    (3,760,383)
Stock issued under stock option plan              63,592         384,449           -               -               -        448,041
Foreign currency translation adjustment                -               -           -        (259,327)              -       (259,327)
Sale of Knape & Vogt Canada assets                     -               -           -       1,605,305               -      1,605,305

-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998                        11,871,250      33,724,990           -               -      16,160,434     61,756,674
Net income for 1999                                    -               -           -               -       6,161,769      6,161,769
Cash dividends                                         -               -           -               -      (3,116,977)    (3,116,977)
Stock issued under stock option plan              75,986         472,431           -               -               -        548,417
Tax benefit from exercise
  of stock options                                     -          69,133           -               -               -         69,133
Stock grants issued                               21,000         215,250    (236,250)              -               -              -
Stock grants earned                                    -               -     236,250               -               -        236,250
Repurchase and retirement of
  shares of common stock                      (3,345,486)    (30,072,389)          -               -               -    (33,417,875)
Foreign currency translation adjustment                -               -           -         (29,983)              -        (29,983)
Minimum SERP adjustment, net of tax
  benefit of $263,901                                  -               -           -        (448,623)              -       (448,623)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1999                       $ 8,622,750   $   4,409,415     $     -      $ (478,606)    $19,205,226   $ 31,758,785
-----------------------------------------------------------------------------------------------------------------------------------
                    See accompanying notes to consolidated financial statements.

               Knape & Vogt Manufacturing Company and Subsidiaries
                      Consolidated Statements of Cash Flows

Year ended June 30,                                                      1999             1998            1997
-----------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income (loss)                                                $ 6,161,769     $ (9,737,460)     $  7,853,604
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation of fixed assets                                    5,123,290        6,604,799         6,542,750
     Amortization of other assets                                      791,449        1,361,584         1,185,853
     Decrease in deferred income taxes                                (810,856)        (752,000)         (334,800)
     Increase in supplemental retirement ben                           605,313          264,957            76,740
     Decrease in deferred lease costs                                  (93,248)        (556,992)         (541,696)
     Loss on sale of the discontinued operation                              -          937,268                 -
     Write-off of foreign currency translation adjustment                    -        1,605,305                 -
     Loss on sale of The Hirsh Company                                       -       12,800,000                 -
     Impairment loss on product line discontinued                      600,000                -                 -
     Loss on disposal of property and equipment                        593,431                -                 -
     Stock grants earned                                               236,250                -                 -
     Changes in operating assets and liabilities:
          Decrease (increase) in:
             Accounts receivable                                     6,717,542         (809,180)       (2,248,856)
             Refundable income taxes                                    33,961        1,157,735           272,579
             Inventories                                              (341,117)       1,903,218         4,372,415
             Net assets of discontinued operation                            -         (995,000)          592,226
             Assets held for sale                                      490,116                -                 -
             Prepaid expenses                                          882,696          384,903          (629,600)
          Increase (decrease) in:
             Accounts payable                                       (8,631,246)       8,776,835         1,158,861
             Accrued restructuring costs                              (436,172)         672,004        (3,440,184)
             Accruals                                                1,548,281         (383,204)        1,326,505
-----------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                      13,471,459       23,234,772        16,186,397
-----------------------------------------------------------------------------------------------------------------

Investing Activities

     Additions to property and equipment                            (4,786,263)      (4,228,552)       (7,763,482)
     Proceeds from sales of property and equipment                      20,250        2,564,744         2,985,833
     Proceeds from the sale of The Hirsh Company                    18,157,884                -                 -
     Disposition of discontinued operation                                   -        2,045,364                 -
     Other, net                                                       (312,330)         803,530        (1,079,168)
-----------------------------------------------------------------------------------------------------------------

     Net cash provided by (used for) investing activities           13,079,541        1,185,086        (5,856,817)
-----------------------------------------------------------------------------------------------------------------

Financing Activities
     Proceeds from issuance of common stock                            548,417          448,041           305,974
     Repurchase and retirement of common stock                     (33,417,875)               -                 -
     Cash dividends declared                                        (3,116,977)      (3,760,383)       (3,738,138)
     Borrowings (payments) on long-term debt                         8,000,000      (19,300,000)       (6,000,000)
-----------------------------------------------------------------------------------------------------------------

     Net cash used for financing activities                        (27,986,435)     (22,612,342)       (9,432,164)
-----------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash                                   (721)         103,096             4,859
-----------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                                     (1,436,156)       1,910,612           902,275

Cash, beginning of year                                              3,057,158        1,146,546           244,271
-----------------------------------------------------------------------------------------------------------------
Cash, end of year                                                  $ 1,621,002      $ 3,057,158      $  1,146,546
-----------------------------------------------------------------------------------------------------------------
                    See accompanying notes to consolidated financial statements.

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements



1.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Knape & Vogt Manufacturing Company and its wholly-owned subsidiaries (the Company). All material intercompany balances, transactions and stockholdings have been eliminated in consolidation.

Year End

Effective July 1, 1999, the Company adopted a 52- or 53-week fiscal year, changing the year-end date from June 30 to the Saturday nearest the end of June.

Description of Business, Revenue Recognition and Concentration of Credit Risk

The Company designs, manufactures and distributes storage products including decorative and utility wall-attached shelving systems, drawer slides, kitchen and closet storage products and cabinet hardware. On August 20, 1996, the Company announced its decision to sell its store fixture operation and this portion of the business was shown as a discontinued operation. The sale of Roll-it was completed in March 1998. The Company primarily sells its products to hardware c distributors and original equipment manufacturers and recognizes revenue upon shipment of products to customers. No single customer accounts for more than 10% of consolidated sales. The Company performs ongoing credit evaluations and maintains reserves for potential credit losses.

Foreign Currency Translation

The accounts of the foreign subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. Assets and liabilities are translated at year-end exchange rates. Income and expense accounts are translated at average exchange rates in effect during the year. Translation adjustments resulting from fluctuations in the exchange rates are recorded in accumulated other comprehensive income, a separate component of stock

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which consist of cash, receivables, bank revolving credit agreement and accounts payable, approximate their fair values. The fair market value of the interest rate swap agreement at June 30, 1999, was approximately $100,000.

Cash Equivalents

From time to time, the Company holds short-term investments with a maturity of three months or less when purchased which are considered cash equivalents.

Inventories

Inventories are stated at the lower of FIFO (first-in, first-out) cost or market.

Property, Equipment and Depreciation

Property and equipment are stated at cost and depreciated, for financial reporting purposes, using the straight-line method over the estimated useful lives of the assets. For income tax purposes, accelerated depreciation methods and shorter useful lives are used.

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements



Accounting for the Impairment of Long-Lived Assets

In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill

Goodwill represents the amount by which the cost of businesses purchased exceeds the fair value of the net assets acquired. Goodwill is amortized over a period of 40 years using the straight-line method. Accumulated amortization of goodwill was $138,285 and $120,441 at June 30, 1999 and 1998, respectively. The Company periodically reviews goodwill for impairment based upon undiscounted operating income over the remaining life of the goodwill. While the estimates are experience and assumptions regarding future operations, the amounts the Company will ultimately realize could differ from those used in the 1999 SFAS No. 121 analysis.

Income Taxes

The Company accounts for certain income and expenses in different periods for financial reporting and income tax purposes. The Company utilizes the liability method to account for deferred income taxes by applying statutory tax rates in effect at the balance sheet date to differences between the financial reporting and tax bases of assets and liabilities. The resulting deferred tax liabilities or assets are adjusted to reflect changes in tax laws or rates by means of expense.

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

Advertising

Costs incurred for advertising, including costs incurred under cooperative advertising programs with customers, are expensed as incurred. Advertising expense was $799,000 in 1999, $636,000 in 1998 and $678,000 in 1997.

Earnings Per Share

During fiscal 1998, the Company adopted SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. SFAS No. 128 requires tha prior periods presented be restated to give effect to the provisions of the statement. SFAS No. 128 did not materially impact earnings per share information previously reported. For the periods presented, the numerators remained the same in both the basic and diluted earnings per share calculations. The denominator was increased in the diluted computation due to the recognition of stock options as common stock equivalents.

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements



The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three years:

                                           1999             1998            1997
------------------------------------------------------------------------------------
Numerators:
  Numerator for both basic and
  diluted EPS, net income (loss)         $6,161,769      $(9,737,460)     $7,853,604
------------------------------------------------------------------------------------
Denominators:
  Denominator for basic EPS,
  weighted-average common
  shares outstanding                      4,938,356        5,920,380       5,889,420
  Potentially dilutive shares
  resulting from stock option
  plans                                      11,652           34,333          13,817
------------------------------------------------------------------------------------
  Denominator for diluted EPS             4,950,008        5,954,713       5,903,237
====================================================================================

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

                                               1999             1998            1997
------------------------------------------------------------------------------------
Exercise Price
$18.41                                       13,750                -          22,825
$20.00                                       13,500                -          22,250

Derivative Financial Instruments

The Company uses an interest rate swap agreement to modify a portion of the variable rate revolving line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement is designated as a hedge and effectiveness is determined by matching the principal balance and terms with that specific obligation. Amounts currently due to or from interest rate swap counter parties are recorded in interest expense in the period in which they accrue.

New Accounting Standards

During fiscal 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company elected to disclose comprehensive income within the consolidated statements of stockholders' equity. Prior years' financial statements have been reclassified to conform with these requirements.

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements



During fiscal 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, and established standards for the way that public enterprises report information about operating segments in annual financial statements and required reporting of selected information about operating segments in interim financial statements issued to the public impact the Company as it operates in a single reportable segment.

During fiscal 1999, the Company adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which revised existing disclosure requirements for pension and other postretirement benefit plans. All information in the Retirement Plans note has been presented accordingly.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives on the balance sheet at fair value and establishes accounting rules for changes in fair value that result from hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management is currently evaluating the impact that SFAS No. 133 may have on its financial statements.

Reclassifications

Certain prior year information has been reclassified to conform to the current year presentation.

2.   Restructuring and Impairment of Assets

During 1997, the sale of Modar was completed and resulted in an additional impairment charge of $373,235 which represents the difference between the original estimate and the actual loss from the sale. After a related income tax benefit of $127,000, fiscal year 1997 earnings were reduced by $246,235 or $0.04 per diluted share.

A restructuring charge of $3,392,276, or $0.57 per diluted share was recorded in the third quarter of fiscal 1998 for Knape & Vogt Canada. In March 1998, Knape & Vogt announced its plans to reorganize its Canadian operation, including the sale of the Company's manufacturing facility and equipment in the Toronto area. The sale was completed in May of 1998. The Company continues to sell and distribute its products in Canada and maintain a sales office in the Toronto area.

In September 1998, the Company sold The Hirsh Company, a wholly-owned subsidiary. Hirsh manufactured free-standing shelving, wood storage products and workshop accessories. The sale resulted in a loss of $12,800,000, which was included in the restructuring and impairment of assets line of the fiscal 1998 consolidated statement of operations. The loss included the write-off of the unamortized balance of goodwill recorded in connection with the purchase of Hirsh.

In connection with its restructuring activities, the Company has recorded reserves for various costs to be incurred. Amounts paid or charged against these reserves were as follows:

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

                          Fiscal 1998   Costs Paid     June 30,     Costs Paid     June 30,
                          Additions     or Charged       1998       or Charged      1999
--------------------------------------------------------------------------------------------
Facilities and equipment   $1,076,453   $(1,063,232)    $  13,221   $  (13,221)            -
Severance                     994,698      (575,269)      419,429     (358,095)       61,334
Settlement cost               681,300      (303,037)      378,263      (80,101)      298,162
Other exit costs              340,650      (322,631)       18,019             -       18,019
--------------------------------------------------------------------------------------------
Total                      $3,093,101   $(2,264,169)     $828,932    $(451,417)     $377,515
============================================================================================

Summary operating results for Hirsh (in thousands) were as follows:

Year ended June 30,                          1998         1997
----------------------------------------------------------------
Revenues                                  $  35,634    $  36,589
Costs and expenses                           47,880       37,344
----------------------------------------------------------------
Income (loss) before taxes                  (12,246)        (755)

Income tax expense (benefit)                    998          (79)
----------------------------------------------------------------
Net income (loss)                         $ (13,244)    $   (676)
================================================================

During the second quarter of fiscal 1999, the Company decided to re-deploy certain drawer slide production assets to product lines considered to have higher growth potential. This resulted in the write-down of the tooling ($.6 million pre-tax) and excess inventory ($.4 million pre-tax, charged directly to cost of sales) related to the discontinued product lines.


3.   Discontinued Operation

On August 20, 1996, the Company announced its decision to sell the Roll-it division of Knape & Vogt Canada Inc., the Company's store fixture operation. Accordingly, Roll-it was reported as a discontinued operation, and the consolidated financial statements were reclassified to segregate the net assets and operating results of the business. During fiscal 1996, the Company recorded an estimated loss of $3.9 million pre-tax or $2.7 million after-tax on the sale of Roll-it.

During the third quarter of fiscal 1997, the Company recorded an additional after-tax loss of $471,624 which was an adjustment to the estimated provision for operating loss of Roll-it through fiscal 1997. Income or loss attributable to Roll-it's operations beyond fiscal year 1997 through the date of the sale were reflected as incurred in the appropriate periods.

On March 27, 1998, the Company signed an agreement to sell Roll-it which resulted in an additional loss of $937,268, which represented the difference between the original estimate and the actual loss from the sale of Roll-it.

Summary operating results of the discontinued operation (in thousands) were as follows:

Year ended June 30,                          1998         1997
---------------------------------------------------------------------
Revenues                                  $  11,865    $  10,531
Costs and expenses                           12,519       11,237
---------------------------------------------------------------------
Income (loss) before taxes                     (654)        (706)
Income tax expense (benefit)                   (223)        (234)
---------------------------------------------------------------------
Net income (loss)                         $    (431)    $   (472)
=====================================================================

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements


4.   Inventories

Inventories are summarized as follows:

June 30,                                         1999              1998
-------------------------------------------------------------------------------
Finished products                           $     8,523,866    $    7,369,923
Work in process                                   1,634,904         1,719,891
Raw materials and supplies                        2,990,879         3,718,718
-------------------------------------------------------------------------------
                                            $    13,149,649    $   12,808,532
===============================================================================

5.   Long-Term Debt

On June 1, 1999, the Company replaced its prior credit facility with a new revolving credit agreement that provides for up to $45,000,000 in borrowings through November 1, 2004. At June 30, 1999, there was a $17,700,000 balance outstanding under this agreement. The interest rate on the first $17,000,000 of the outstanding balance was 5.5425%, which was the 90-day LIBOR rate plus an additional 50 basis points credit spread. The interest rate on the remaining $700,000 and averaged 5.4% for the month of June 1999. The interest rate is adjusted to market rates at the end of each interest period and is based on the LIBOR rate, or, at the Company's option, several other common indices. Both the interest rate and the commitment fees on this agreement fluctuate according to the ratio of the Company's funded debt to EBITDA (earnings before interest, income taxes, depreciation and amortization). Compensating balances are not required by t required under this agreement to maintain financial ratios, and at June 30, 1999, was in compliance with these covenants.

The Company entered into a seven-year interest rate swap agreement with a notional amount of $17,000,000 through August 31, 1999, and increasing to $20,000,000 thereafter, which converts a corresponding amount of the revolving credit agreement into a fixed-rate obligation with an effective interest rate of 6.25% plus the Company's credit spread on the revolving credit agreement. The swap agreement will terminate on June 1, 2006.


6.   Lease Commitments

The Company leases certain real property and equipment under operating lease agreements which expire at various dates through fiscal 2004.

Annual minimum rental payments required under all noncancelable operating leases are as follows: 2000-$217,076; 2001-$66,616; 2002-$66,616; 2003-$62,142;
2004-$9,101. Rent expense under all operating leases was approximately $553,000, $1,848,000 and $1,991,000 in 1999, 1998 and 1997, respectively.

The signed agreement for the sale of the assets of Hirsh (see Note 2) included the assumption of the lease for the Hirsh building by the buyer of the assets of Hirsh. The Company continues to guarantee to the landlord all lease obligations through the expiration of this lease in August 2000. Monthly lease payments are $105,564 through August 1999 and $108,731 thereafter.

7.   Derivative Financial Instruments

The Company has entered into an interest rate swap agreement designated as a partial hedge of the Company's variable rate revolving credit agreement. The purpose of this swap is to fix the interest rate on the variable rate debt and reduce the exposure to interest rate fluctuations. At June 30, 1999, the Company had an interest rate swap with a notional amount of $17,000,000, increasing to $20,000,000 on September 1, 1999. Under this agreement, the Company will pay t rate of 6.25%, and the counterparty will pay the Company interest at a variable rate equal to LIBOR. The LIBOR rate on this agreement was 5.05% at June 30, 1999. The notional amount does not represent an amount exchanged by the parties, and thus is not a measure of exposure of the Company. The variable rate is subject to change over time as LIBOR fluctuates.

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

Neither the Company nor the counterparty, which is a prominent bank institution, is required to collateralize the respective obligation under the swap. The Company is exposed to loss if the counterparty should default. At June 30, 1999, the Company had no exposure to credit loss on the interest rate swap. The Company does not believe that any reasonably likely change in interest rates would have a materially adverse effect on the financial position, the results of operations or cash flows of the Company.

8.   Retirement Plans

The Company has several noncontributory defined benefit pension plans and defined contribution plans covering substantially all of its employees. The defined benefit plans provide benefits based on the participants' years of service. The Company's funding policy for defined benefit plans is to make annual contributions which equal or exceed regulatory requirements. The Company's Board of Directors annually approves contributions to defined contribution plans. The as consist primarily of equity securities, debt securities and cash equivalents. The pension and profit-sharing plans at June 30, 1999 and 1998, hold a combined total of 258,761 shares and 304,425 shares, respectively, of the Company's Class B common stock.

The defined postretirement plan covers substantially all employees and provides certain health care benefits. The plan is unfunded and contributory.

                                               Pension Benefits          Postretirement Benefits
--------------------------------------------------------------------------------------------------
                                             1999          1998            1999           1998
--------------------------------------------------------------------------------------------------
Change in benefit obligations
    Benefit obligations at beginning
           of year                      $12,292,838     $10,681,208      $2,093,739     $1,821,448
    Service cost                            307,112         267,092          97,320         85,042
    Interest cost                           915,727         885,949         146,127        156,507
    Actuarial (gains)/losses                651,301       1,477,637         (56,649)       119,196
    Benefits paid                        (1,013,125)     (1,019,048)       (174,370)       (88,454)
    Other                                    (4,463)              -               -              -
--------------------------------------------------------------------------------------------------
Benefit obligation at end of year       $13,149,390     $12,292,838      $2,106,167     $2,093,739
--------------------------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at
  beginning of year                     $13,389,253     $11,794,363      $        -      $       -
    Actual return on plan assets            706,224       2,102,398               -              -
    Employer contributions                  762,036         550,677         174,370         88,454
    Benefits paid                        (1,013,125)     (1,019,048)       (174,370)       (88,454)
    Other                                   (10,827)        (39,137)              -              -
--------------------------------------------------------------------------------------------------
Fair value of plan assets at
  end of year                           $13,833,561     $13,389,253      $        -      $       -
==================================================================================================
Funded status                              $684,171     $ 1,096,415     $(2,106,167)   $(2,093,739)
Unrecognized transition amount             (239,300)       (293,700)        624,487        672,524
Unrecognized net actuarial
    (gain)/loss                             643,546          47,659         602,271        679,380
Unrecognized prior service cost           1,153,202       1,287,172            -                 -
--------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost           $2,241,619     $ 2,137,546     $  (879,409)   $  (741,835)
==================================================================================================
Weighted -average assumptions
Discount rate                                 7.25%            7.5%           7.25%           7.5%
Expected return on plan assets                 8.5%            8.5%             N/A            N/A
==================================================================================================

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements


The net periodic benefit cost related to the defined benefit pension plans is made up of the following components:

-------------------------------------------------------------------------------------------------------------
                                      1999        1998          1997           1999        1998        1997
-------------------------------------------------------------------------------------------------------------
Service cost                        $307,112    $   267,092      $276,718    $ 97,320    $ 85,042    $ 86,588
Interest cost                        915,727        885,949       847,333     146,127     156,507     138,498
Expected return on plan assets      (841,093)    (2,102,398)   (1,504,890)          -           -           -
Net amortization                     276,217      1,282,412       715,578      68,497      75,651      60,994
-------------------------------------------------------------------------------------------------------------
Net periodic pension cost           $657,963    $   333,055      $334,739    $311,944    $317,200    $286,080
=============================================================================================================

The health care cost trend rate used to determine the postretirement benefit obligation was 6.84% for 1999. This rate decreases gradually to 5.00% in 2002, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health care cost trend rates would have the following effect:

One-Percentage Point                                       Increase          Decrease
--------------------------------------------------------------------------------------
Effect on total of service and interest cost components     $ 38,343         $ (30,845)
Effect on postretirement benefit obligation                  267,694          (226,413)

The Company also has a non-qualified supplemental retirement program for designated officers of the Company which includes death and disability benefits. The plan is funded from the general assets of the Company. The pension benefit obligation and pension expense under this plan are as follows:

                                              1999            1998            1997
----------------------------------------------------------------------------------
Pension benefit obligation              $2,275,996      $1,365,232      $1,217,740
Pension expense                            435,226         320,534         199,700

Expense for the discretionary profit sharing plan amounted to $744,511, $758,055 and $685,564 in 1999, 1998 and 1997, respectively.

The Company also provides a 401(k) plan for all of its employees. Employees may contribute up to 15 percent of their pay. For all hourly employees, the Company will match 25 percent of the first 4 percent that an employee contributes. The amount expensed for the Company match provision of the plan was $195,483, $172,550 and $95,043 in fiscal 1999, 1998 and 1997, respectively.


9.   Income Taxes

The components of income (loss) from continuing operations before taxes consists of:

Year ended June 30,                     1999             1998            1997
-------------------------------------------------------------------------------
United States                    $ 9,098,594     $  (919,274)    $ 12,028,340
Foreign                              225,175      (3,518,908)         560,888
-------------------------------------------------------------------------------
Income (loss) from
  continuing operations
  before income taxes            $ 9,323,769     $(4,438,182)    $ 12,589,228
===============================================================================

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements



Income tax expense (benefit) from continuing operations consists of:

Year ended June 30,                   1999             1998              1997
-------------------------------------------------------------------------------
Current:
    United States              $ 3,950,000      $ 3,740,000      $  4,558,800
    Foreign                              -          541,000          (115,000)
    State and local                326,000          368,000           155,000
------------------------------------------------------------------------------
Total current                    4,276,000        4,649,000         4,598,800
------------------------------------------------------------------------------
Deferred:
    United States               (1,133,000)         377,000           (546,800)
    Foreign                         97,000         (955,000)           287,000
    State and local                (78,000)        (140,000)           (75,000)
-------------------------------------------------------------------------------
Total deferred                  (1,114,000)        (718,000)          (334,800)
-------------------------------------------------------------------------------
Income tax expense            $  3,162,000      $ 3,931,000       $  4,264,000
===============================================================================

The difference between the federal statutory tax rate and the effective tax rate on continuing operations was as follows:

Year ended June 30,                     1999            1998            1997
----------------------------------------------------------------------------
Income (loss) from
       continuing operations    $  3,170,000    $ (1,509,000)    $ 4,280,000
Foreign earnings taxed at
       different rate                 20,000         237,000         109,000
Nondeductible losses-Hirsh Sale            -       5,012,000               -
Write-off of foreign currency
       translation adjustment              -         546,000               -
State and local income taxes         102,000         530,000         159,000
Tax credits and other               (130,000)       (885,000)       (284,000)
----------------------------------------------------------------------------
Income tax expense              $  3,162,000    $  3,931,000    $  4,264,000
============================================================================

The sources of the net deferred income tax liability were as follows:

June 30,                                           1999              1998
-----------------------------------------------------------------------------
Property and equipment                         $  6,978,000      $  7,716,000
Pension accrual                                     762,000           705,000
Net operating loss carryforward                   (797,000)          (995,000)
Supplemental retirement plan                      (693,000)         (418,000)
Stock basis of Canadian subsidiary              (1,436,000)        (1,419,000)
Other                                                58,000           353,000
-----------------------------------------------------------------------------
                                               $  4,872,000      $  5,942,000
=============================================================================

For Canadian tax purposes, the Company has net operating losses expiring through 2005 totaling approximately $2,800,000. The tax benefit reflected above for these loss carryforwards is net of a valuation allowance of $476,000.

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements



10.  Stock Option Plans

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

Shareholders at the 1997 annual meeting approved the Company's 1997 Stock Incentive Plan. Under this plan, up to 600,000 shares of the Company's common stock are available for issuance. Issuance can be in the form of stock options or restricted stock; however, no more than 50,000 shares can be issued as restricted stock. Stock options can be granted as incentive stock options or nonqualified stock options. The number of shares of common stock subject to an option gr plan will be determined based on the amount of the participant's election under the EVA bonus plan. Each participant may elect to receive options by electing to forego a portion of the cash bonus that may be earned by them, with the option price determined in accordance with the plan. The exercise price per share of common stock purchasable under an option shall be a single fixed exercise price equal to 100% of the fair market value of the common stock at the award da increase (based on U.S. Treasury Securities plus 2% less a projected dividend yield) compounded annually over the term of the option. In general, the options vest three years after the date the option was granted and expire five years after the grant date. During fiscal 1999, 177,850 options were granted to participants at an exercise price of $29.19 per share. No options or restricted stock shares were granted during fiscal 1998.

Transactions under the plans are as follows:

                                                           Weighted             Weighted
                                                           average              average
                                                           exercise             exercise
Year ended June 30,                            1999         price      1998      price
---------------------------------------------------------------------------------------
Options outstanding, beginning of year        134,041       $15.30    170,337    $15.55
Granted                                       177,850        29.19          -      0.00
Exercised                                     (34,924)       19.53    (31,796)    16.40
Forfeited                                    (116,121)       29.19     (4,500)    17.00
---------------------------------------------------------------------------------------
Options outstanding and
  exercisable, end of year                    160,846       $19.71    134,041    $15.30
=======================================================================================
Options available for grant,
  end of year                                  22,150                       -
=======================================================================================
Weighted average fair value of
  options granted during the year               $2.19                     N/A
=======================================================================================

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

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements


                                                            1999         1998
-------------------------------------------------------------------------------
Dividends per share                                    $    0.66    $    0.66
Expected volatility                                       0.3251       0.3134
Risk-free interest rate                                    5.45%         5.4%
Expected lives                                               5.4         10.0
===============================================================================

Under the accounting provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         1999            1998
-------------------------------------------------------------------------------
Net income (loss):
    As reported                                 $   6,161,769    $ (9,737,460)
    Pro forma                                       5,772,277      (9,737,460)
Earnings per share:
    As reported                                 $        1.24    $      (1.64)
    Pro forma                                            1.17           (1.64)
===============================================================================

Of the 600,000 shares available for issuance under the 1997 Stock Incentive Plan, no more than 50,000 shares may be issued as restricted stock. The Executive Compensation Committee shall, subject to the approval of the Board of Directors, determine the eligible persons to whom, and the price (if any) to be paid by the participant. The participant shall not be permitted to sell, transfer, pledge, or assign the shares of the restricted stock awarded under this Plan. S has sole discretion to set, accelerate or waive the restrictions of the stock. Except as provided above, upon issuance of the restricted stock, the participant will have all the rights of a shareholder with respect to the shares, including the right to vote them and to receive all dividends and other related distributions. If termination of employment occurs within the restricted period, all shares of stock still subject to restriction will vest or be forfeited in ac established by the Committee.

On July 1, 1998, William Dutmers, Chairman of the Board of Knape & Vogt, was granted 10,500 shares of common stock. The stock was subject to restrictions on transfer for one year. The stock was the principal compensation for one year's service by Mr. Dutmers to the Company as Chairman of the Board of Directors. In addition, under the EVA bonus plan, Mr. Dutmers was eligible to receive a target bonus of 65% times the value of the above awarded shares which was determ in the 30-day period preceding the date of grant. Mr. Dutmers elected to receive up to 50% of his fiscal 1999 target bonus in leveraged stock options. The deferred compensation expense related to the restricted stock grants was amortized to expense on a straight-line basis over the one-year period.


11.  Stockholders' Equity


The Company has three classes of stock, common stock, Class B common stock and unissued preferred stock. Each share of common stock entitles the holder thereof to one vote on all matters submitted to the shareholders. Each share of Class B common stock entitles the holder to ten votes on all such matters, except that the holders of common stock are entitled to elect, voting separately as a class, at least one quarter of the Company's directors to be elected at each meeting held for the election of directors. In all other instances, holders of common stock and Class B common stock

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements


vote together, except for matters affecting the powers, preferences or rights of the respective classes or as otherwise required under the Michigan Corporation Act. With respect to dividend rights, each share of common stock is entitled to cash dividends at least ten percent (10%) higher than those payable on each share of Class B common stock. Class B common stock is subject to certain restrictions on transfer, but is convertible into common stock on a share-for-share basis at any time.

On September 1, 1998, the Company announced its intention to purchase up to 1,200,000 shares of the Company's common stock pursuant to a Dutch Auction self-tender offer at a price range of $19 to $22 per share. The Board of
Directors also approved the purchase in the open market or in privately negotiated transactions, following the completion of the Dutch Auction, of shares of common stock in an amount which when added to the number of shares of common stock purchased 1,350,000. The Dutch Auction was concluded on October 7, 1998, with the purchase of 1,230,784 shares at a price of $21 per share. At the January 22, 1999, Board of Directors meeting, the Board approved another 400,000 shares for the stock repurchase program. Utilizing both of the Board authorizations, the Company has purchased an additional 441,959 shares through the end of the fiscal year with the price per share ranging from approximately $13 to $19. In total, the $33,400,000 on share repurchases.

12.  Business Segments

Effective for the year ended June 30, 1999, the Company adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In accordance with SFAS No. 131, the Company operates on a worldwide basis within a single reportable segment, storage products. The nature of the products, production processes, types of customers and methods of distribution are consistent across the Company and its subsidiaries and therefore have been aggregated into one r primary product categories include shelving systems, drawer slides and builder's hardware.

Geographic information related to net sales and long-lived assets are summarized between domestic and foreign locations as follows:

Year ended June 30,                    1999             1998               1997
------------------------------------------------------------------------------------
Net sales:
  United States                     $133,805,266     $158,810,004       $153,032,471
  Canada                               9,919,229       14,868,871         15,859,242
  Other foreign                        6,534,860        7,953,695          7,738,581
Long-lived assets:
  United States                       35,298,940       36,654,720         46,256,302
  Canada                                       -                -          3,771,240
  Other foreign                                -                -                  -

The Company does not believe that it is dependent upon any single customer, since none account for more than 10% of consolidated net sales and operating income.

13.  Supplemental Cash Flow Information

Total interest paid during the years ended June 30, 1999, 1998 and 1997, was $754,166, $1,310,066 and $2,025,599, respectively.

Total income taxes paid during the years ended June 30, 1999, 1998 and 1997, were $3,912,773, $3,686,753 and $4,324,000, respectively.

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements



14. Quarterly Results (Unaudited)

The table below sets forth summary unaudited information on a quarterly basis for the Company.


Year ended June 30, 1999                    1st Quarter     2nd Quarter    3rd Quarter   4th Quarter
------------------------------------------------------------------------------------------------------
Net sales                                   $43,678,644     $36,359,076    $36,038,270   $34,183,365
Gross profit                                  9,893,904       8,653,296      8,945,301     8,599,603
Net income                                    2,521,982       1,025,172      1,565,117     1,049,498
Earnings per share, net-diluted                    0.42            0.21           0.34          0.24
Cash dividend-common stock                        0.165           0.165          0.165         0.165
Cash dividend-Class B common stock          $      0.15     $      0.15    $      0.15          0.15
------------------------------------------------------------------------------------------------------

Year ended June 30, 1998                    1st Quarter     2nd Quarter    3rd Quarter   4th Quarter
------------------------------------------------------------------------------------------------------
Net sales                                   $44,658,302     $42,677,957    $49,469,554   $44,826,757
Gross profit                                 11,503,905      10,243,477     11,554,926     8,997,592
Income (loss) from continuing operations      2,470,026       2,017,210     (1,056,822)  (11,799,596)
Income (loss) from discontinued operation       200,886        (294,525)    (1,274,639)            -
Net income (loss)                             2,670,912       1,722,685     (2,331,461)  (11,799,596)
Earnings (loss) per share from continuing
 operations-diluted                                0.42            0.34          (0.18)        (1.97)
Earnings (loss) per share from
 discontinued operation-diluted                    0.03           (0.05)         (0.21)            -
Earnings (loss) per share, net-diluted             0.45            0.29          (0.39)        (1.97)
Cash dividend-common stock                        0.165           0.165          0.165         0.165
Cash dividend-Class B common stock          $      0.15     $      0.15    $      0.15   $      0.15
-----------------------------------------------------------------------------------------------------

Independent Auditors' Report


Board of Directors
Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Knape & Vogt Manufacturing Company and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knape & Vogt Manufacturing Company and subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.



/s/ BDO Seidman, LLP
Grand Rapids, Michigan
July 30, 1999

          ITEM 9--DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No changes in, or disagreements with, the Company's accountants occurred, requiring disclosure under Item 304 of Regulation S-K.

                                    PART III

           ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     Directors of Registrant. Information relating to directors and director nominees of the Company, contained in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held October 15, 1999, and filed pursuant to Regulation 14A, is incorporated herein by reference.

     Executive Officers of Registrant. Information relating to the executive officers of the Company is included in Part I of this Form 10-K.

                         ITEM 11--EXECUTIVE COMPENSATION

     The information under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," and "Aggregated Stock Option Exercises in Fiscal 1999 and Year End Option Values," is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 15, 1999, filed pursuant to Regulation 14A.

     ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the captions "Voting Securities and Principal Shareholders" and "Directors and Nominees" is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 15, 1999, filed pursuant to Regulation 14A.

             ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Directors and Nominees" is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 15, 1999, filed pursuant to Regulation 14A.

                                     PART IV

    ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

          The following financial statements and schedules, all of which are set forth in Item 8, are filed as part of this report.

                                                                  Page Number in
                                                                     10-K Report

          Consolidated  Statements of Operations                         14
          Consolidated Balance Sheets                                    15
          Consolidated Statements of Stockholders' Equity                17
          Consolidated Statements of Cash Flows                          18
          Notes to Consolidated Financial Statements                     19
          Independent Auditors'Report                                    32


          (2) Financial Statement Schedule

          The following financial statement schedule and related Independent Auditors' Report on such schedule are included in this Form 10-K on the pages noted.

                                                                  Page Number in
                                                                     10-K Report

         Independent Auditors' Report on Schedule                        35
         Schedule II -- Valuation and Qualifying Accounts and Reserves   36


          All other schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

               (3) Exhibits

          Reference is made to the Exhibit Index which is found on page 38 of this Form 10-K Annual Report.

          (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 1999.

                    Independent Auditors' Report on Schedule



Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

The audits referred to in our report dated July 30, 1999, relating to the consolidated financial statements of Knape & Vogt Manufacturing Company which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying table of contents. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.




/s/ BDO Seidman, LLP
Grand Rapids, Michigan
July 30, 1999

               Knape & Vogt Manufacturing Company and Subsidiaries
          Schedule II - Valuation and Qualifying Accounts and Reserves


             Column A                   Column B         Column C            Column D           Column E
----------------------------------------------------------------------------------------------------------
                                        Balance         Charged to                              Balance
                                       beginning        costs and                                end of
Description                            of period       expenses(1)       Deductions(1) (2)       period
----------------------------------------------------------------------------------------------------------
Year ended June 30, 1999:
 Allowances deducted from assets:
    Accounts receivable for:
      Doubtful accounts                 $177,000         $336,000              $ 271,000      $ 242,000
      Cash discounts                     175,000                -                 28,000        147,000
----------------------------------------------------------------------------------------------------------
                                        $352,000         $336,000              $ 299,000      $ 389,000


Year ended June 30, 1998:
 Allowances deducted from
  assets:
    Accounts receivable for:
      Doubtful accounts                $ 268,000        $ 390,000              $ 481,000      $ 177,000
      Cash discounts                     257,000                -                 82,000        175,000
----------------------------------------------------------------------------------------------------------
                                       $ 525,000        $ 390,000              $ 563,000      $ 352,000



Year ended June 30, 1997:
 Allowances deducted from
  assets:
    Accounts receivable for:
      Doubtful accounts                $ 340,000        $ 318,000              $ 390,000       $ 268,000
      Cash discounts                     223,000           34,000                      -         257,000
---------------------------------------------------------------------------------------------------------
                                        $563,000        $ 352,000              $ 390,000       $ 525,000


  (1) Write-off of doubtful accounts and collections on accounts previously written off, including reduction in allowance balance.

  (2) Year ended June 30, 1998 balances include the reclassification of allowances recorded for The Hirsh Company to net assets held for sale.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 KNAPE & VOGT MANUFACTURING COMPANY


                                 By /s/ William R. Dutmers
                                    William R. Dutmers, Chairman of the Board,
                                    President and Chief Executive Officer


                                By  /s/ Jack D. Poindexter
                                    Jack D. Poindexter, Chief Financial Officer,
                                    Treasurer and Secretary


Date:  September 15, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 15, 1999, by the following persons on behalf of the registrant in the capacities indicated. Each director or officer of the registrant, whose signature appears below, hereby appoints Jack D. Poindexter as his attorney-in-fact to sign in his name and on his behalf, as a director or officer of the registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.


/s/ William R. Dutmers                            /s/ Mary Rita Cuddohy
William R. Dutmers, Chairman of the Board,        Mary Rita Cuddohy, Director
Chief Executive Officer and President


/s/ John E. Fallon                                /s/ Michael J. Kregor
John E. Fallon, Director                          Michael J. Kregor, Director


/s/ Raymond E. Knape                              /s/ Richard S. Knape
Raymond E. Knape, Director                        Richard S. Knape, Director


/s/ Robert J. Knape
Robert J. Knape, Director

                       KNAPE & VOGT MANUFACTURING COMPANY
                            ANNUAL REPORT - FORM 10-K

                                  EXHIBIT INDEX

3(a) Certificate of Amendment to the Articles of Incorporation, and the Restated Articles of Incorporation of the Company, which were filed as
          Exhibit 3(a) of the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1987, are incorporated by reference.

3(b) Bylaws as amended April 23, 1999, filed as Exhibit 3.1 of the Registrant's Form 10-Q Third Quarter Report for the fiscal year June 30, 1999, is incorporated by reference.

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

10(d)     Loan agreement with Old Kent Bank dated June 1, 1999 - filed herewith.

10(e) Interest swap agreement with Bank One dated June 1, 1999 - filed herewith.

10(f) Knape & Vogt Manufacturing Company 1997 Stock Incentive Plan, which was filed as Appendix A to the Registrant's proxy statement dated September 17, 1997, is incorporated by reference.

10(g) Management Continuity Agreement dated July 1, 1997, between Knape & Vogt Manufacturing Company and Michael G. Van Rooy filed as Exhibit 10(I) of the Registrant's Form 10-K annual report for the fiscal year ended June 30, 1998, is incorporated by reference.

21        Subsidiaries of Registrant.

23        Consent of BDO Seidman, LLP, independent public accountants.

24        Power of Attorney (Included on page 37).

27        Financial Data Schedule.

Exhibit 10(d)
                                 LOAN AGREEMENT


                                     between



                       KNAPE & VOGT MANUFACTURING COMPANY



                                       and



                                  OLD KENT BANK






                            Dated as of June 1, 1999

                                TABLE OF CONTENTS
                                                                            Page

SECTION 1.  DEFINITIONS......................................................  1

SECTION 2.  WARRANTIES AND REPRESENTATIONS...................................  5

SECTION 3.  REVOLVING LINE OF CREDIT.........................................  8

SECTION 4.  AFFIRMATIVE COVENANTS............................................  9

SECTION 5.  NEGATIVE COVENANTS............................................... 11

SECTION 6.  APPLICATION OF PROCEEDS.......................................... 12

SECTION 7.  EVENTS OF DEFAULT AND REMEDIES................................... 12

SECTION 8.  CONDITIONS PRECEDENT............................................. 14

SECTION 9.  MISCELLANEOUS.................................................... 15




                                    SCHEDULES

SCHEDULE A   PENDING OR THREATENED PROCEEDINGS
SCHEDULE B   INVESTMENTS OF BORROWER IN OTHER CORPORATIONS AND BUSINESS ENTITIES
SCHEDULE C   EMPLOYEE PENSION BENEFIT PLANS
SCHEDULE D   REVOLVING CREDIT NOTE
SCHEDULE E   CERTIFICATION OF FINANCIAL STATEMENTS AND FINANCIAL COVENANTS



#418144v2

                                 LOAN AGREEMENT


     THIS LOAN AGREEMENT, made as of this 1st day of June, 1999, by and between KNAPE & VOGT MANUFACTURING COMPANY, a Michigan corporation, of Grand Rapids, Michigan ("Borrower"), and OLD KENT BANK, a Michigan banking corporation, of Grand Rapids, Michigan ("Bank").


                                R E C I T A L S :


     A. Borrower has requested Bank to extend to it a Revolving Line of Credit of up to Forty-five Million Dollars ($45,000,000);

     B. Bank is willing to extend the Revolving Line of Credit on the terms and subject to the conditions set forth in this Agreement;


                   ACCORDINGLY, THE PARTIES AGREE AS FOLLOWS:


SECTION 1.  DEFINITIONS.

     In this Agreement:

     "Affiliate" means any person, firm, or corporation that now or hereafter controls, is controlled by, or is under common control with the Borrower. The term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of the Borrower or any such other person, firm, or corporation.

     "Agreement" means this Loan Agreement.

     "Applicable Margin" means that number of percentage points to be taken into account in computing the interest rate for Revolving Line of Credit. The Applicable Margin shall be determined in accordance with the following table, based on the ratio of Funded Debt to EBITDA of the Borrower:


#418144v2

Funded Debt to
      EBITDA                               Prime Loans           Eurodollar Loans           Fed Fund Loans
Greater than 3.0 to 1.0                        .25%                   1.400%                     1.550%
2.99 to 1.0 through 2.50 to 1.0                  0%                   1.150%                     1.300%
2.49 to 1.0 through 2.00 to 1.0                  0%                    .875%                     1.025%
1.99 to 1.0 through 1.50 to 1.0                  0%                    .750%                      .900%
1.49 to 1.0 through 1.25 to 1.0                  0%                    .625%                      .775%
1.24 to 1.0 through 1.00 to 1.0                  0%                    .500%                      .650%
Less than 1.00 to 1.0                            0%                    .400%                      .550%

     The Applicable Margin shall be adjusted as of the first day of each June, September, December and March based on Borrower's ratio of Funded Debt to EBITDA at the end of its last completed fiscal quarter preceding the date of adjustment.

     "Bank Indebtedness" means any indebtedness, obligation, or liability, of whatever type or nature, now or later owing to Bank by the Borrower, including, without limitation, all indebtedness and obligations under this Agreement.

     "Capitalized Lease Obligation" means any obligation of the Borrower to pay future rentals under a lease that, in accordance with GAAP, is required to be shown as a liability on the balance sheet of the Borrower.

     "Contamination" or "Contaminated" means, when used with reference to any real or personal property, that a Hazardous Substance is present on or in the property in any amount or level excluding Hazardous Substances which are used in the manufacturing operations of the Borrower and which are used and disposed of in accordance with Environmental Laws.

     "Current Assets" and "Current Liabilities" mean, at any time, all assets or liabilities, respectively, that, in accordance with GAAP, should be classified as current assets or current liabilities, respectively, on a consolidated balance sheet of the Borrower.

     "EBITDA" means, for each period of four consecutive fiscal quarters of the Borrower, its consolidated net income before interest, taxes, depreciation, amortization and non-cash restructuring charges.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as now and later amended, together with all regulations issued pursuant thereto.

     "Environmental Law" means any applicable law, ordinance, rule, regulation, or order that regulates or is intended to protect public health or the environment, or that establishes

#418144v2
liability for the investigation, removal, or cleanup of, or damage caused by any Contamination including, without limitation, any law, ordinance, rule, regulation, or order that regulates, or prescribes requirements for, air quality, water quality, or the disposition, transportation, or management of waste materials or toxic substances.

     "Funded Debt" means all interest bearing Indebtedness of the Borrower (including, but not limited to, Bank Indebtedness and Capitalized Lease Obligations).

     "GAAP"  means  generally  accepted  accounting   principles,   consistently
applied.

     "Hazardous Substance" means any product or waste that is now or later regulated by or subject to any Environmental Law and any other pollutant, contaminant, or waste, including, without limitation, asbestos and polychlorinated biphenyls.

     "Indebtedness" means indebtedness for borrowed money, indebtedness representing the deferred purchase price of property (excluding indebtedness under normal trade credit for property purchased in the normal course of operations), any obligation under a note payable or draft accepted representing an extension of credit, indebtedness (whether or not assumed) secured by a mortgage, security interest, or other lien on property, and any Capitalized Lease Obligation.

     "Liabilities" means all liabilities that, in accordance with GAAP, are required to be classified as liabilities on a consolidated balance sheet of the Borrower.

     "Loan Document" means this Agreement, each Note, and any other agreement or document that has been or in the future is signed or delivered in connection with this Agreement or in connection with any Bank Indebtedness.

     "Material Adverse Effect" means any material adverse effect upon (a) the validity, performance, or enforceability of any Loan Document, (b) the properties, contracts, business operations, prospects, profits, or condition (financial or otherwise) of the Borrower on a consolidated basis, or (c) the ability of the Borrower to fulfill any material obligation under any Loan Document.

     "Note" means the Revolving Credit Note and any other promissory note signed and delivered by Borrower that now or in the future evidences any Bank Indebtedness, together with any renewals, extensions, or modifications of it.

     "Permitted Lien" means (a) a security interest, mortgage, or other lien in favor of Bank; (b) a lien for taxes not delinquent or, being contested in good faith by appropriate proceedings, if adequate reserves for it have been set aside on its books; (c) an inchoate material men's, mechanics', workmen's, repairmen's, or other like lien arising in the ordinary course of

#418144v2
business, if the obligation secured is not delinquent; and (d) liens securing Indebtedness not exceeding $1,000,000.

     "Plan" means an employee pension benefit plan or other plan with respect to which Borrower or any Affiliate is an "employer" or "party in interest," as those terms are defined in ERISA.

     "Revolving Credit Commitment" means at any given time Forty-five Million Dollars ($45,000,000).

     "Revolving Credit Loans" shall have the meaning set forth in Section 3.1 of this Agreement.

     "Revolving Credit Note" shall have the meaning set forth in Section 3.3 of this Agreement.

     "Stockholders' Equity" means, at any time, the sum of the following accounts set forth in a consolidated balance sheet of the Borrower, prepared in accordance with GAAP: (a) the par or stated value of all outstanding capital stock; (b) capital surplus; and (c) retained earnings.

     "Tangible Net Worth" means, at any time, Stockholders' Equity, less the sum of: (a) goodwill, including any amounts, however designated on a consolidated balance sheet of the Borrower, representing the excess of the purchase price paid for assets or stock acquired over the value assigned to the stock or assets on the books of the Borrower; (b) treasury stock; and (c) loans and advances to stockholders, directors, officers, or employees.

     "Working Capital" means, at any time, the amount by which Current Assets exceed Current Liabilities.


               [the balance of this page intentionally left blank]



#418144v2

SECTION 2.  WARRANTIES AND REPRESENTATIONS.

     Borrower represents and warrants to Bank and agrees as follows:

     2.1 The Borrower is a corporation duly organized, validly existing and in good standing under the laws of the State of Michigan. The Borrower is duly qualified and authorized to do business, and is in good standing as a foreign corporation, in each jurisdiction in which the failure to be so qualified or authorized to do business could have a Material Adverse Effect.

     2.2 The Borrower has all requisite corporate power and authority and all necessary licenses and permits to own and operate its properties and to carry on its business as now conducted and as it contemplates that business to be conducted in the future. The Borrower is in compliance in all material respects with all laws, rules and regulations that are applicable to it, its operations, or its properties, the failure to comply with which would have a Material Adverse Effect.

     2.3 The balance sheets of Borrower as of June 30, 1998, and March 31, 1999, and the related statements of income, of retained earnings and of changes in financial position for the periods then ended, copies of all of which have been delivered to Bank, have been prepared in accordance with GAAP and present fairly the financial position of Borrower as of those dates, and the results of its operations for those periods. Since the date of the most recent of those fi nancial statements, no change has occurred in the financial condition or operations of the Borrower that could have a Material Adverse Effect.

     2.4 Neither  this  Agreement  nor any  financial  statement  referred to in
Section 2.3 above nor any other written statement furnished by the Borrower to Bank in connection with the negotiation of the loans provided for in this Agreement, contains any untrue statement of a material fact or omits a material fact necessary to make the statements contained in this Agreement, the financial statement or other written statement not misleading. There is no fact that the Borrower has not disclosed to Bank in writing that has, or, to the best of the knowledge of the officers of the Borrower, in the future could have, a Material Adverse Effect.

     2.5 Except as identified on Schedule A attached to this Agreement, there is no proceeding pending, or to the knowledge of the officers of the Borrower threatened, before any court, governmental authority or arbitration board or tribunal, against or affecting the Borrower, that, if determined adversely to the Borrower, could reasonably be expected to have a Material Adverse Effect. The Borrower is not in default with respect to any order, judgment, or decree of any court, governmental authority or arbitration board or tribunal.

     2.6 The Borrower has good and marketable title to all of the assets that it purports to own, including the assets described in the financial statements referred to in Section 2.3 of this Agreement, free and clear from all liens, encumbrances, security interests, claims, charges, and restrictions, except Permitted Liens.

#418144v2

     2.7 The Borrower owns and controls all of the patents, trademarks, service marks, trade names, copyrights, licenses, and rights necessary for the present and planned future conduct of its business and, to the best of its knowledge, without any conflict with the right of any other person, firm, or corporation, the failure of which to own or control could have a Material Adverse Effect.

     2.8 The Borrower has full corporate power and authority to execute, deliver, and perform the Loan Documents; the execution, delivery, and performance of the Loan Documents given by the Borrower (a) have been duly authorized by appropriate corporate action of the Borrower, (b) will not violate the provisions of the articles of incorporation or bylaws of the Borrower or of any law, rule, judgment, order, agreement, or instrument to which the Borrower is a party or by which it is bound, and (c) do not require any approval or consent of any public authority or other third party; and the Loan Documents have been properly signed and delivered by, and are the valid and binding obligations of, the parties to them and are enforceable in accordance with their terms, subject to bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally and to general principles of equity.

     2.9  All  tax  returns  required  to  be  filed  by  the  Borrower  in  any jurisdiction have been filed, and each tax, assessment, fee and other governmental charge upon it or upon its assets, in come or franchises has been paid before the time when its nonpayment could give rise to a lien. The officers of the Borrower know of no proposed additional tax assessment against it.

     2.10 Except as identified on Schedule B attached to this Agreement, Borrower has no investments in the securities of any other corporation or business entity. Borrower does not intend to carry or purchase any "margin security" within the meaning of Regulation U of the Board of Governors of the Federal Reserve System, 12 C.F.R. Chapter II.

     2.11 Attached to this Agreement as Schedule C is a list of all Plans. No Plan has been terminated since the effective date of ERISA. No Plan is a "multi-employer plan" within the meaning of Section 3(37)(A) of ERISA. No "accumulated deficiency" (within the meaning of Section 412 of ERISA) or "reportable event" (as defined in Title IV of ERISA) has occurred with respect to any Plan. Neither the Borrower nor any Affiliate has incurred any material liability to the Pension Benefit Guaranty Corporation ("PBGC") or otherwise under ERISA. The PBGC has not started or threatened to start a proceeding against the Borrower or any Affiliate under ERISA.

     2.12 The Borrower is not, and no person, firm or corporation having "control" of the Borrower is, an "executive officer," "director" or "person who directly or indirectly, or in concert with one or more persons owns, controls or has the power to vote more than 10 percent of any class of voting securities" (within the meaning of 12 U.S.C. ss. 375(b) and regulations issued under that section), of Bank, Old Kent Financial Corporation ("OKFC") or any subsidiary of OKFC.

#418144v2

     2.13 All of the real and personal property of the Borrower, and all operations and activities on it, are in compliance in all material respects with all Environmental Laws; and none of the real or personal property of the Borrower is (a) Contaminated or the site of the disposal or release of any Hazardous Substance; (b) the source of any Contamination of any adjacent property or of any groundwater or surface water; or (c) the source of any air emissions in excess of any legal limit now or later in effect, the effect of which in the case of (a), (b) and (c) could result in a Material Adverse Effect.


               [the balance of this page intentionally left blank]










#418144v2

SECTION 3.  REVOLVING LINE OF CREDIT.

     3.1  Subject  to  satisfaction  of the  conditions  precedent  set forth in
Section 8 of this Agreement, and so long as there shall not have occurred any event of default as defined in Section 7 of this Agreement, or any event that with the giving of notice or lapse of time, or both, would be an event of default, Bank shall extend to Borrower loans ("Revolving Credit Loans") in amounts that shall not at any time in the aggregate exceed the Revolving Credit Commitment.

     3.2 If the aggregate principal amount of the Revolving Credit Loans outstanding should at any time exceed the Revolving Credit Commitment, Borrower shall immediately repay a sufficient amount of the Loans as shall be required to eliminate the excess.

     3.3 All Revolving Credit Loans shall be evidenced by and payable with interest in accordance with the terms of the promissory note in the form attached to this Agreement as Schedule D ("Revolving Credit Note"), which Borrower shall sign and deliver to Bank.

     3.4 As provided in the Revolving Credit Note, Borrower shall have the right to prepay all Revolving Credit Loans, subject to the provisions of the Revolving Credit Note.

     3.5 In the event that after the date of this Agreement the Revolving Credit Loans hereunder are classified on Bank's books as a "highly leveraged transaction" (an "HLT Classification") by Bank or any governmental authority, central bank or comparable agency having jurisdiction over Bank, Bank shall promptly give notice of that HLT Classification to Borrower whereupon Bank and Borrower shall commence negotiations in good faith to agree on revised interest rates and/or margins hereunder reflecting that HLT Classification. In the event that Borrower and Bank fail to agree on revised interest rates and/or margins within 90 days of the notice given by Bank referred to above, then Bank may (i) by five Banking Days' notice to Borrower terminate the unused portions of the Revolving Credit Commitment and they shall thereupon terminate, and (ii) by five Banking Days' notice to the Borrower declare all amounts outstanding under the Revolving Credit Note (together with accrued interest thereon and any other amounts payable hereunder) to be, and all such amounts shall thereupon become, absolutely and immediately due and payable. Borrower hereby absolutely and unconditionally agrees to pay to Bank on the date of any such acceleration all amounts payable hereunder and under the Note. Bank acknowledges that an HLT Classification (including any election to accelerate amounts payable hereunder and under the Revolving Credit Note, as provided herein) is not an event of default under this Agreement. Bank represents to Borrower that it has, on the date of this Agreement, no basis to believe that the Revolving Credit Loans should be classified as a "highly leveraged transaction."


               [the balance of this page intentionally left blank]

#418144v2

SECTION 4.  AFFIRMATIVE COVENANTS.

     From the date of this Agreement and until all Bank Indebtedness is fully paid and Bank has no further obligation to extend loans or other credit facilities to Borrower, Borrower shall:

     4.1 Furnish to Bank, within 100 days after the end of each of Borrower's fiscal years, beginning with its fiscal year ending June 30, 1999, an audited consolidated financial report of the Borrower prepared in accordance with GAAP by independent certified public accountants satisfactory to Bank, containing its consolidated and consolidating balance sheets as of the end of that year, its consolidated and consolidating related profit and loss and reconciliation of retained earnings for that year, their statement of cash flows for that year, together with any management letter prepared by those certified public accountants, and such comments and financial details as are customarily included in reports of that type and the unqualified opinion of the certified public accountants as to the fairness of the statements contained in the report.

     4.2 Furnish to Bank within 45 days after the end of each fiscal quarter, beginning with the quarter ending June 30, 1999, consolidated and consolidating financial reports, the accuracy of which are certified to by the President or the Chief Financial Officer of Borrower, prepared in accordance with GAAP, containing balance sheet of the Borrower as of the end of the period and its income statement showing the results of its operations for the portion of its fiscal year then elapsed, which shall be accompanied by a properly completed Certification of Financial Statements and Financial Covenants in the form of Schedule E attached to this Agreement, signed by Borrower's President or Chief Financial Officer.

     4.3 Promptly inform Bank of any occurrence that is an event of default as defined in Section 7 of this Agreement or that, with the giving of notice or the lapse of time, or both, would be an event of default and of any other occurrence that has, or could reasonably be expected to have, a Material Adverse Effect; grant to or cause to be granted to Bank or its representatives the right to examine the books and records of the Borrower at any reasonable time or times; maintain complete and accurate books and records of the transactions of the Borrower in accordance with good accounting practices; and furnish to Bank any information that it may reasonably request concerning financial affairs of the Borrower within 10 days after Bank requests that information.

     4.4 Maintain insurance, including, but not limited to, fire and extended coverage insurance, workers' compensation insurance, and casualty and liability insurance with responsible insurance companies on such of the properties of the Borrower and against such risks and in such amounts as is customarily maintained by similar businesses; furnish to Bank the details with respect to that insurance and satisfactory evidence of that insurance coverage; and, within 30 days after Bank requests, obtain any additional insurance that Bank may reasonably request.

     4.5 Pay and discharge, as often as they may become due and payable, all taxes and assessments of whatever nature that may be levied or assessed against the Borrower or any of its

#418144v2
properties, unless and to the extent only that (a) those taxes or assessments shall be contested in good faith by appropriate proceedings and (b) the Borrower shall have set aside on its books adequate reserves with respect to those taxes and assessments.

     4.6 Maintain the corporate existence of the Borrower in good standing in the State of Michigan and its qualification in good standing in every other jurisdiction in which the failure to be so qualified or authorized to do business could have a Material Adverse Effect; continue to conduct and operate the businesses of the Borrower substantially as presently conducted and operated; and comply with all governmental laws, rules, regulations, and orders applicable to the Borrower, the failure to comply with which could have a Material Adverse Effect.

     4.7 Maintain a ratio of Funded Debt to EBITDA of not more than 3.25 to 1.0.

     4.8 Maintain consolidated Working Capital of not less than $15,000,000.

     4.9 Maintain a consolidated Tangible Net Worth of not less than $29,000,000 on and after June 30, 1999, increasing on each June 30 thereafter by 50% of Borrower's consolidated net income, computed in accordance with GAAP, for the Borrower's fiscal year ending on that June 30.

     4.10 Maintain the principal commercial deposit accounts of the Borrower with Bank.

     4.11 Comply in all material respects with the requirements of ERISA, including, without limitation, all provisions regarding minimum funding requirements and requirements as to plan termination insurance; within 30 days after it is filed, furnish to Bank a copy of each annual report and annual return, with all schedules and attachments, required to be filed with the Depart ment of Labor or the Internal Revenue Service pursuant to ERISA in connection with each Plan for each Plan year; notify Bank immediately of any fact or circumstance, including, but not limited to, any "reportable event" (as defined in Title IV of ERISA), that might be grounds for ter mination of a Plan by the Pension Benefit Guaranty Corporation or for the appointment by the appropriate United States District Court of a trustee to administer the Plan, together with a statement, if requested by Bank, as to the reason the fact or circumstance has occurred and the action, if any, that Borrower proposes to take to avoid termination of the plan; and furnish to Bank, upon its request, any additional information concerning any Plan that Bank may reasonably request.

     4.12 Notify Bank in writing within 10 days after Borrower receives any notice of the commencement of (a) any proceeding or investigation by a federal or state environmental agency against the Borrower regarding the compliance of the Borrower with Environmental Laws, or (b) any other judicial or administrative proceeding or litigation by or against the Borrower, where in the case of (a) and (b) the cost thereof or amount sought exceeds $500,000.


#418144v2

SECTION 5.  NEGATIVE COVENANTS.

     From the date of this Agreement and until all Bank Indebtedness is fully paid and Bank has no further obligation to extend loans or other credit facilities to Borrower, Borrower agrees that it will not, and will not permit any of its subsidiaries to, without the prior written consent of Bank:

     5.1 Create or permit to exist any lien, mortgage, pledge, attachment, garnishment, execution, or other legal process, or encumbrance, on any of its assets, other than Permitted Liens.

     5.2 Sell, lease, or otherwise dispose of any of its assets except for (a) the sale of inventory in the ordinary course of business (as Borrower's business is conducted on the date of this Agreement); (b) the disposition, in the ordinary course of business, of machinery and equipment that shall have become obsolete, damaged, unsuitable, or unnecessary for its business, if the net proceeds of sale or disposition are promptly paid to Bank to the extent not applied to acquire additional or substitute machinery and equipment; and (c) the sale of Borrower's Cambridge building and/or its Feeny buildings.

     5.3 Make loans or advances to any person, firm, or corporation in excess of $1,000,000 in the aggregate.

     5.4 Guarantee, endorse, assume, or otherwise incur or suffer to exist any contingent liability in respect of, any obligation of any other person, firm, or corporation (other than subsidiaries of the Borrower), except by the endorsement of negotiable instruments for deposit or collection in the ordinary course of business.

     5.5 Enter into any merger, consolidation, reorganization, or recapitalization, or purchase or otherwise acquire all, or substantially all, of the assets, obligations, or capital stock of or any other interest in any other person, firm, or corporation where the total consideration paid or contributed by Borrower exceeds $15,000,000.

     5.6 Subordinate any indebtedness owing to it by any person, firm, or corporation to indebtedness of that person, firm, or corporation owing to any other person, firm, or corporation.

     5.7 Engage in any transaction with any Affiliate on terms less favorable to it than would be obtainable at the time in a comparable transaction of it in an arm's-length dealing with a person other than an Affiliate (except for sales of product between Borrower and its subsidiaries).

     5.8 Become a contributing employer with respect to a multi-employer employee benefit plan within the meaning of Section 3(37)(A) of ERISA (29 U.S.C.
1002), as amended by Section 302 of the Multi-Employer Pension Plan Amendments Act of 1980 (other than the plans described on Schedule B attached to this Agreement); or establish for any of its employees any employee benefit plan that has, or may in the future incur, any unfunded past service liability.


#418144v2

SECTION 6.  APPLICATION OF PROCEEDS.

     The proceeds of the Revolving Line of Credit provided for in this Agreement shall be applied to working capital, acquisitions, stock redemptions, equipment purchases or any other purposes agreed to by Bank.


SECTION 7.  EVENTS OF DEFAULT AND REMEDIES.

     7.1  Each  of the  following  shall  be an  event  of  default  under  this
Agreement:

          A. If (i) Borrower shall fail to pay the payment of the principal or interest of any loan provided for under this Agreement or the principal or interest of any other Bank Indebtedness, when and as it shall be due and payable, whether by acceleration or otherwise and (ii) that failure shall continue unremedied for 10 days.

          B. If Borrower shall fail to perform any of its other obligations under, or to comply with any of the terms, conditions, and covenants, contained in, this Agreement and that failure shall continue for more than 30 days after Bank has given Borrower written notice of that failure (provided that no written notice need be given with respect to Sections 4.7, 4.8, 4.9, 5.1, 5.2, 5.5 or 5.6); or if an event of default shall occur any other Loan Document or other agreement, document, or instrument that has been or later is given to Bank by Borrower or by any third party to secure any Bank Indebtedness.

          C. If Borrower shall default in the payment of any Indebtedness that exceeds $1,000,000 owing to any other firm, person, or corporation and that default shall continue for a period that exceeds any applicable grace or notice period.

          D. If any warranty or representation made in this Agreement or any statement, warranty, or representation that has been or in the future is made in any other Loan Document, certificate, report, or other document, instrument or agreement delivered under this Agreement or in connection with any Bank Indebtedness, shall be false or inaccurate in any material respect when made.

          E. If Borrower shall (i) apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee, or liquidator of itself or of all or a substantial part of its property; (ii) be generally unable to pay its debts as they become due; (iii) make a general assignment for the benefit of its creditors; (iv) start a voluntary case under the federal Bankruptcy Code (as now or later in effect); (v) file a petition seeking to take advantage of any other law providing for

#418144v2
     the relief of debtors; (vi) fail to controvert in a timely or appropriate manner, or acquiesce in writing to, any petition filed against Borrower in any involuntary case under the Bankruptcy Code; or (vii) take any action for the purpose of effecting any of the foregoing.

          F. If a proceeding or case shall be started in any court of competent jurisdiction and is not dismissed within 60 days, seeking (i) the liquidation, reorganization, dissolution, winding up, or composition or readjustment of Borrower or its assets or the appointment of a trustee, receiver, custodian, liqui dator, or the like of Borrower or of all or any substantial part of the assets of Borrower; or (ii) similar relief in respect of Borrower under any law providing for the relief of debtors; or if an order for relief against Borrower shall be entered in an involuntary case under the Bankruptcy Code.

     7.2 Upon the occurrence of any event of default set forth in subsections 7.1A through 7.1D above, at the option of Bank, Bank's obligation to make or renew the Revolving Credit Loans and the Revolving Line of Credit shall terminate, and all or any part of the unpaid principal balance of and accrued interest on all Bank Indebtedness shall become immediately due and pay able, without presentment, demand, or notice of any kind, all of which are waived by Borrower.

     7.3 Upon the occurrence of any event of default set forth in subsections 7.1E or 7.1F above, Bank's obligation to make or renew Revolving Credit Loans and the Revolving Line of Credit shall immediately terminate, and the entire unpaid principal balance of and accrued interest on all Bank Indebtedness shall automatically become due and payable without presentment, demand, or notice of any kind, all of which are waived by Borrower.

     7.4 After the occurrence of an event of default under this Agreement, Bank shall, notwithstanding any contrary instructions received by Bank, have the right to apply any payments made by Borrower in any order and in any amounts as Bank in its sole and unrestricted discretion shall determine.



               [the balance of this page intentionally left blank]

#418144v2

SECTION 8.  CONDITIONS PRECEDENT.

     The obligation of Bank to make the Revolving Credit Loans shall be subject to the following conditions precedent:

     8.1 Bank shall have received copies of resolutions of the Boards of Directors of the Borrower, certified by the Secretary of the Borrower as being in full force and effect on the date of making the loans, authorizing the signing, delivery, and performance by Borrower of this Agreement and all other Loan Documents.

     8.2 Bank shall have received all reports, certificates, and opinions of attorneys and accountants that Bank may have requested in connection with the Loan Documents, and all legal matters incident to them shall be satisfactory to Bank's attorneys.

     8.3 Bank shall have received copies of the Bylaws of the Borrower, including all amendments to them, certified by the Secretary of the Borrower as being in full force and effect on the date of making the loans.

     8.4 Bank shall have received a copy of the Articles of Incorporation of the Borrower, including all amendments to them, certified by the appropriate department of Borrower's state of incorporation not more than 30 days before the initial extension of loans under this Agreement.

     8.5 Bank shall have received good standing certificate with respect to the Borrower from the Michigan Department of Consumer and Industry Services dated not more than 30 days before the initial extension of loans under this Agreement.

     8.6  The  Borrower  shall  have  signed  and  delivered  to Bank  all  Loan
Documents.


               [the balance of this page intentionally left blank]


#418144v2

SECTION 9.  MISCELLANEOUS.

     9.1 Borrower shall pay, or reimburse Bank for, all out-of-pocket expenses incurred by Bank (including, but not limited to, recording and filing fees, search fees and reasonable expenses of legal counsel, other professional advisers, consultants and experts) in connection with (a) the negotiation, preparation and execution of the Loan Documents, any amendments to, or waivers of any provisions of, the Loan Documents and any refinancing or restructuring of any Bank Indebtedness, (b) the administration of this Agreement and the other Loan Documents, including, without limitation, obtaining title searches, financing statement searches, tax lien searches and appraisals, (c) obtaining advice of counsel or other professional advisers, consultants and experts regarding any aspect of the Loan Documents or any Bank Indebtedness, (d) the enforcement of any of the provisions of the Loan Documents, and (e) the collection of any Bank Indebtedness.

     9.2 This Agreement replaces in its entirety all prior loan agreements between Borrower and Bank.

     9.3 As long as Bank is obligated to extend Revolving Credit Loan to Borrower, Borrower shall pay to Bank revolving line of credit facility fees on the daily average unused amount of the maximum Revolving Credit Commitment which is $45,000,000, at a rate equal to the applicable percent per year stated below (based on the Borrower's consolidated ratio of Funded Debt to EBITDA) computed on the basis of a 360-day year for the actual number of days elapsed:

         Funded Debt to EBITDA                               Non-Use Fee
         Greater than 3.0 to 1.0                                .250%
         2.99 to 1.0 through 2.50 to 1.0                        .225%
         2.49 to 1.0 through 2.00 to 1.0                        .200%
         1.99 to 1.0 through 1.50 to 1.0                        .175%
         1.49 to 1.0 through 1.25 to 1.0                        .150%
         1.24 to 1.0 through 1.00 to 1.0                        .125%
         Less than 1.00 to 1.0                                  .100%

Accrued revolving line of credit facility fees shall be paid quarterly in arrears on the 1st day of each September, December, March, and June, beginning September 1, 1999. The applicable nonuse fee shall be adjusted on the first day of each fiscal quarter of the Borrower based on Borrower's consolidated ratio of Funded Debt to EBITDA at the end of the fiscal quarter immediately preceding the fiscal quarter most recently ended.

     9.4 On and after the occurrence of an event of default under this Agreement, Borrower acknowledges that Bank has and shall have the right to set off any indebtedness from time to time owing to the Borrower by Bank, including, without limitation, any indebtedness

#418144v2
represented by any account maintained with Bank by the Borrower, against any Bank Indebtedness.

     9.5 Each right and remedy granted to Bank in this Agreement or in any other Loan Document or allowed to Bank by law shall be cumulative and may be exercised from time to time. No failure on the part of Bank to exercise, and no delay in exercising, any right or remedy shall be a waiver of that right or remedy or a waiver of any other right or remedy. This Agreement may not be amended and no provision of it may be waived except by a writing signed by Bank.

     9.6 The relationship between the Borrower and Bank under this Agreement and the other Loan Documents is solely that of debtor and creditor. Bank has no fiduciary responsibilities to the Borrower. Bank does not and shall not have any responsibility to review, or inform Borrower of any matter in connection with, any aspect of the businesses, operations, or properties of the Borrower. Borrower shall rely entirely upon its own judgment with respect to its business and properties. Any review, appraisal, audit, survey, inspection, report, or other information obtained by Bank, whether or not paid for by Borrower or furnished to it ("Bank Information"), is solely for the benefit of Bank. Neither Borrower nor any third party is entitled to rely on any Bank Information. Bank has no duty to Borrower with respect to any Bank Information, including, without limitation, any duty to assure that any review, audit, survey, inspection, or appraisal is performed properly or any duty to disclose to any of the Borrower any facts, information, opinions, conclusions or statements contained in any review, audit, survey, inspection, appraisal, or other Bank Information.

     9.7 Bank may, after consulting with Borrower, sell or otherwise grant any participation in Bank's rights under this Agreement and the Loan Documents to one or more financial institutions without the prior written consent of Borrower and in connection with that grant or transfer may distribute the financial statements of the Borrower to those financial institutions.

     9.8 Borrower shall make or cause to be made each payment due to Bank under this Agreement and the Notes in immediately available funds at Bank's address set forth in Section 9.10 prior to 3:00 p.m. Grand Rapids time on the due date of that payment. Each payment received after 3:00 p.m. Grand Rapids time shall be deemed to be a payment made prior to 3:00 p.m. Grand Rapids time on the next Business Day. As used herein, "Business Day" means any day other than a Saturday, Sunday or other day on which Bank is not open for the transaction of substantially all of its banking functions.

     9.9 This Agreement and the rights and obligations of the parties under it shall be governed and interpreted in accordance with the laws of the State of Michigan.

#418144v2

         9.10 Any notice or other communication required or permitted under this Agreement shall be in writing and shall be served either personally or by certified United States mail with postage fully prepaid, or by overnight express courier, addressed to Borrower as:

                      Knape & Vogt Manufacturing Company
                      2700 Oak Industrial Drive, N.E.
                      Grand Rapids, Michigan 49505

                      Attention: Jack D. Poindexter, Chief Financial Officer

                If to the Bank:

                      Old Kent Bank
                      111 Lyon Street, N.W.
                      Grand Rapids, Michigan 49503

                      Attention:  Bryce E. Tallant, Corporate Banking Department

or to such other place as either party shall designate by written notice served upon the other party.

     9.11 This Agreement shall be binding upon and shall inure to the benefit of Borrower and Bank and their respective successors and assigns.

     9.12 BORROWER AND BANK, AFTER CONSULTING OR HAVING HAD THE OPPORTUNITY TO CONSULT WITH COUNSEL, HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE ANY RIGHT EITHER OF THEM MAY HAVE TO A TRIAL BY JURY IN ANY LITIGATION BASED UPON OR ARISING OUT OF THIS AGREEMENT, THE NOTES OR ANY RELATED INSTRUMENT OR AGREEMENT OR ANY OF THE TRANSACTIONS CONTEMPLATED BY THIS AGREEMENT OR ANY COURSE OF CONDUCT, DEALING, STATEMENTS (WHETHER ORAL OR WRITTEN) OR ACTIONS OF EITHER OF THEM. NEITHER BORROWER NOR BANK SHALL SEEK TO CONSOLIDATE (BY COUNTERCLAIM OR OTHERWISE) ANY SUCH ACTION IN WHICH A JURY TRIAL HAS BEEN WAIVED WITH ANY OTHER ACTION IN WHICH A JURY TRIAL CANNOT BE OR HAS NOT BEEN WAIVED.

     IN WITNESS WHEREOF, the parties have signed this Agreement as of the date stated on the first page of this Agreement.

                                  KNAPE & VOGT MANUFACTURING COMPANY

                                  By /s/ Jack D. Poindexter
                                     Jack D. Poindexter, Chief Financial Officer



                                  OLD KENT BANK

                                  By _______________________________________
                                     Bryce E. Tallant, Vice President

#418144v2

                                   SCHEDULE B
                                   ----------

                           INVESTMENTS OF BORROWER IN
                           --------------------------
                    OTHER CORPORATIONS AND BUSINESS ENTITIES
                    ----------------------------------------

                                                             State in which
                                   State of                   Business is          Stock Owned
      Company                    Incorporation                 Conducted           by Borrower
      -------                    -------------                 ---------           -----------
Feeny Manufacturing Co.            Michigan                 Michigan, Indiana         100%


Knape & Vogt Canada, Inc.          Ontario, Canada             Canada                 100%



#418144v2

                                   SCHEDULE C
                                   ----------

                         EMPLOYEE PENSION BENEFIT PLANS
                         ------------------------------

     Name of Plan                          Date Adopted               Administrator             Trustee
     ------------                          ------------               -------------             --------
Knape & Vogt Manufacturing
Company Pension Plan                       July 1, 1955               Knape & Vogt              Comerica Bank


Knape & Vogt Manufacturing
Company Profit Sharing Plan                June 30, 1953              Knape & Vogt              Comerica Bank


Knape & Vogt Manufacturing
Company Employee's Retirement
Savings Plan                               July 1, 1987               Knape & Vogt              Old Kent Bank




#418144v2

                                   SCHEDULE D
                                   ----------

                              REVOLVING CREDIT NOTE

$45,000,000                                               Grand Rapids, Michigan
                                                                    June 1, 1999


     FOR VALUE RECEIVED, the undersigned, KNAPE & VOGT MANUFACTURING COMPANY, a Michigan corporation ("Company"), promises to pay to the order of OLD KENT BANK, a Michigan banking corporation ("Bank"), whose address is 111 Lyon Street, N.W., Grand Rapids, Michigan 49503, in lawful currency of the United States of America and in immediately available funds, the principal sum of Forty-five Million Dollars ($45,000,000) or such lesser amount as may have been loaned by Bank to Company pursuant to this Revolving Credit Note ("Note") and to pay interest on the unpaid principal balance from time to time outstanding, in like money and funds, for the period from the date of this Note until the principal balance shall be paid in full, at the rates and on the dates provided for below.

     1. Loans. As long as no Event of Default or Unmatured Event of Default exists under this Note, Bank agrees that Company may, before the Termination Date, borrow, repay and reborrow the principal of this Note in accordance with the terms and conditions of this Note and the Loan Agreement.

     2. Definitions. In this Note:

          "Applicable Margin" shall have the meaning provided for in the Loan Agreement.

          "Available Interest Rate" means the Prime Rate, the Eurodollar Rate or the Fed Funds Rate.

          "Banking Day" means any day, other than a Saturday or Sunday, on which Bank is open for the transaction of substantially all of its banking functions and, with respect to Eurodollar Loan Segments, on which dealings in foreign exchange and currencies may be carried on by Bank in the interbank eurodollar market.

          "Dollars" and the sign "$" mean lawful money of the United States of America.

          "Effective Date" has the meaning given to it in Section 3 of this Note.

          "Eurodollar Loan Segment" means a Loan Segment that bears interest at the Eurodollar Rate.


#418144v2

          "Eurodollar Rate" means, with respect to any Eurodollar Loan Segment and the related Interest Period, an annual interest rate that is equal to the sum of (a) Applicable Margin (Eurodollar Loans), and (b) the arithmetic mean, truncated to the nearest one one-hundredth of a percent, of interbank interest rates offered by major banks in the London, United Kingdom market at 11:00 a.m. London Time, for U.S. dollar denominated deposits on deposit for a period of time equal to the Interest Period elected by and made available to Company under this Note, as referenced and reported two (2) Banking Days prior to the Effective Date of that rate by one of the following sources, selected by Bank on an availability basis in descending order of priority: (i) the Telerate System "Page 3750" report of those interest rates as determined by the British Bankers Association; (ii) the Telerate Systems "LIBO Page" report of such interest rates as determined by Reuter's News Service; (iii) the Wall Street Journal, Midwest Edition, report of that interest rate; or (iv) any other generally accepted authoritative source as Bank may reference.

          "Event of Default" has the meaning specified in Section 10 of the Loan Agreement.

          "Fed Funds Loan Segment" means a Loan Segment that bears interest at the Fed Funds Rate.

          "Fed Funds Rate" means, with respect to any Fed Funds Segment, an annual rate that is equal to (a) the rate of interest announced from time to time by the Federal Reserve Bank of New York as the "average federal funds rate," which Federal Funds Rate shall change simultaneously with any change in the "average federal funds rate," plus (b) the Applicable Margin.

          "Interest Period" means, with respect to any Eurodollar Loan Segment, the period beginning on the Effective Date of that Eurodollar Loan Segment and ending on the date 30, 60 or 90 days after that date, as Company elects under Section 3 of this Note, except that each Interest Period that would otherwise end on a day that is not a Banking Day shall end on the next succeeding Banking Day or, if that next succeeding Banking Day falls in the next succeeding calendar month, on the next preceding Banking Day.

          "Loan Agreement" means the Loan Agreement, dated June 1, 1999, between Company and Bank.

          "Loan Segment" means each portion of the unpaid principal balance of this Note as to which Company has elected or in the future elects, under
     Section 3, an Available Interest Rate to apply.

          "Material Adverse Effect" means any material adverse effect upon (i) the validity, performance, or enforceability of this Note or the Loan Agreement, (ii) the properties, contracts, business operations, prospects, profits, or condition (financial or otherwise) of

#418144v2

     Company, or (iii) the ability of Company to fulfill any material obligation under this Note or the Loan Agreement.

          "Maturity" means the time when the entire remaining unpaid principal balance of this Note shall be or shall become due and payable for any reason, including acceleration under Section 7 of the Loan Agreement.

          "Overdue Rate" means (i) in respect of principal of any Eurodollar Loan Segment, a rate per annum that is equal to the sum of two percent (2%) per annum plus the per annum rate in effect with respect to the Eurodollar Loan Segment until the end of the then-current Interest Period of the Eurodollar Loan Segment and after that a rate per annum that is equal to the sum of two percent (2%) per annum plus the Prime Rate, (ii) in respect of principal of any Prime Loan Segment or Fed Funds Loan Segment, a rate per annum that is equal to the sum of two percent (2%) per annum plus the Prime Rate, and (iii) in respect of every other amount payable by Company under this Note (other than interest), a per annum rate that is equal to the sum of two percent (2%) per annum plus the Prime Rate.

          "Payment Date" means (i) as to any Prime Loan Segment or Fed Funds Loan Segment, the first day of each month and (ii) as to any Eurodollar Loan Segment, the last day of the Interest Period for the Eurodollar Loan Segment, except that, if the Interest Period exceeds three months, the term Payment Date shall also mean the day in the third month following the month during which the Interest Period began that numerically corresponds to the first day of the Interest Period or, if there is no numerically corresponding day, the last Banking Day of that third month.

          "Prime Loan Segment" means a Loan Segment that bears interest at the Prime Rate.

          "Prime Rate" means, with respect to any Prime Loan Segment, an annual interest rate that is equal to the sum of (i) the rate of interest then in effect as Bank's announced "prime rate," which is not necessarily the lowest rate of interest charged by Bank to its customers, which Prime Rate shall change simultaneously with any change in Bank's announced "prime rate", and (ii) plus the Applicable Margin (Prime Loans).

          "Revolving  Credit  Commitment"  shall have the  meaning  provided  in
     Section 1 of the Loan Agreement.

          "Termination Date" means November 1, 2004.

          "Unmatured Event of Default" means an event, condition or circumstance that with the lapse of time or the giving of notice to Company, or both, would be an Event of Default.

#418144v2

     3. Interest Rates. Until Maturity the unpaid principal balance of this Note shall bear interest at one or more of the Available Interest Rates. After Maturity, the unpaid principal balance of this Note shall bear interest at the Overdue Rate. Company may elect from time to time to divide the unpaid principal balance of this Note into two or more Loan Segments and to cause each Loan Segment to bear interest at an Available Interest Rate selected by Company, subject to the following terms and conditions and other applicable provisions of this Note:

          (a) Each Eurodollar Loan Segment must be in the amount of $1,000,000 or an integral multiple of $100,000 in excess of that amount. Each Prime Loan Segment or Fed Funds Loan Segment must be in the amount of $50,000 or an integral multiple of $10,000 in excess of that amount.

          (b) To make an election under this Section 3, Company shall give Bank written notice (on Bank's standard loan request form, a copy of which is attached to this Note as Exhibit A) which must be received by Bank no later than (i) if Company requests a Eurodollar Loan Segment, the second Banking Day before the Banking Day on which the election is to be effective ("Effective Date") or (ii) if Company requests a Prime Loan Segment or a Fed Funds Loan Segment, by 12:00 p.m. on the Effective Date. The election shall specify (i) the amount of each Loan Segment into which the unpaid principal balance of this Note is to be divided, (ii) the Available Interest Rate that will apply to each Loan Segment from and after the Effective Date and (iii) if a Loan Segment is to be a Eurodollar Loan Segment, the Interest Period applicable to that Eurodollar Loan Segment.

          (c) After expiration of the Interest Period applicable to a Eurodollar Loan Segment, that Loan Segment shall automatically convert to a Prime Loan Segment unless Company shall have elected differently under Section 3(b).

          (d) During the Interest Period applicable to a Eurodollar Loan Segment, Company may not elect to change all or any part of the Eurodollar Loan Segment to a different type of Loan Segment, unless the election is effective after expiration of the Interest Period.

          (e) Company may not elect to have a Loan Segment bear interest at the Eurodollar Rate if the Interest Period for that Loan Segment would extend past the Termination Date.

          (f) Company may not make an election under this Section after the occurrence and during the continuance of an Event of Default or an Unmatured Event of Default.

          (g) If Company attempts to make an election that it is not permitted to make under this Section, the election shall not be effective.


#418144v2

     4. Payments of Principal and Interest. Company shall pay the principal and interest of this Note as follows:

          (a) Prior to Maturity, Company shall pay the interest of each Loan Segment on the Payment Date for that Loan Segment. After Maturity, the accrued interest of all Loan Segments shall be payable immediately.

          (b) Unless earlier payment is required under Section 7 of the Loan Agreement, Company shall pay the entire unpaid principal of this Note on the Termination Date.

          (c) If the unpaid principal of this Note at any time exceeds the Revolving Credit Commitment, Company shall immediately repay a sufficient amount as shall be required to eliminate the excess, which prepayment shall be applied first to Fed Funds Loan Segments, second to Prime Loan Segments and third to Eurodollar Loan Segments.

          (d) Company may from time to time prepay the principal of this Note in whole or in part without premium, but (i) any partial prepayment of principal must be in the amount of $10,000 or an integral multiple of $10,000 in excess thereof and (ii) Company may make a prepayment of a Eurodollar Loan Segment only on the last day of the Interest Period applicable to that Eurodollar Loan Segment.

     5. Method of Calculating Interest. Interest on this Note and other amounts due under this Note shall be computed on the basis of a year consisting of 360 days and paid for actual days elapsed, calculated as to each Interest Period from and including the first day of the Interest Period but excluding the last day of the Interest Period.

     6. Additional Costs. If any applicable law, treaty, rule or regulation (whether domestic or foreign) now or in the future in effect and whether or not presently applicable to Bank, or any interpretation or administration of it by any governmental authority charged with its interpretation or administration, or compliance by Bank with any request or directive of that authority (whether or not having the force of law), shall (i) affect the basis of taxation of payments to Bank of any amounts payable by Company under this Note (other than taxes imposed on the overall net income of Bank), or (ii) impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by Bank, or (iii) impose any other condition with respect to this Note, or any Loan Segment, and the result is to increase the cost to Bank of establishing or maintaining any Eurodollar Loan Segment or to reduce the amount of any sum receivable by Bank with respect to any Eurodollar Loan Segment, then Company shall pay to Bank, from time to time, upon request by Bank, additional amounts sufficient to compensate Bank for the increased cost or reduced sum receivable. A detailed statement as to the amount of the increased cost or reduced sum receivable, prepared in good faith and submitted by Bank to Company, shall be conclusive and binding for all purposes absent manifest error in computation. Bank represents to Company that

#418144v2
on the date of this Note it has no knowledge of any cost or reduced sum within the meaning of this Section 6.

     7. Limitation of Requests and Elections. Notwithstanding any other provision of this Note to the contrary, if, upon receiving an election by Company to establish a Eurodollar Loan Segment under Section 3 of this Note, Bank determines that (i) deposits in Dollars for periods comparable to the Interest Period elected by Company are not available to Bank in the relevant interbank or secondary market or otherwise, or (ii) the Eurodollar Rate will not adequately and fairly reflect the cost to Bank of establishing or maintaining the related Eurodollar Loan Segment, or (iii) by reason of national or international financial, political or economic conditions or any applicable law, treaty, rule or regulation (whether domestic or foreign) now or in the future in effect, or the interpretation or administration of it by any governmental authority charged with its interpretation or administration, or compliance by Bank with any request or directive of that authority (whether or not having the force of law), including without limitation exchange controls, it is impracticable, unlawful or impossible for Bank to establish the Eurodollar Loan Segment, then Company shall not be entitled, as long as that circumstance continues, to elect to establish a Eurodollar Loan Segment under Section 3.

     8. Illegality and Impossibility. If Bank determines that (i) any applicable law, treaty, rule or regulation (whether domestic or foreign) now or in the future in effect, (ii) any interpretation or administration of it by any governmental authority charged with its interpretation or administration, or
(iii) compliance by Bank with any request or directive of that authority (whether or not having the force of law), including without limitation exchange controls, makes it unlawful or impossible for Bank to maintain a Eurodollar Loan Segment under this Note, then Company shall upon receipt of notice of that determination from Bank, either convert the Eurodollar Loan Segment to a Prime Loan Segment or repay in full the then-outstanding principal amount of the Eurodollar Loan Segment together with all accrued interest to the date of payment and all amounts due to Bank under Section 9 of this Note. Company shall do so either (a) on the last day of the Interest Period applicable to the Eurodollar Loan Segment if Bank may lawfully continue to maintain the Eurodollar Loan Segment until that day, or (b) immediately if Bank may not continue to maintain the Eurodollar Loan Segment until that day.

     9. Indemnification. If Company makes any payment of principal with respect to a Eurodollar Loan Segment on any day other than the last day of the Interest Period applicable to the Eurodollar Loan Segment (except for any prepayment made under Section 8 of this Note) or if Company fails to make any payment of principal or interest when due under Section 1, then Company shall reimburse Bank on demand for any resulting loss or expense incurred by Bank, including without limitation any loss incurred in obtaining, liquidating or employing deposits from third parties. A detailed statement as to the amount of the loss or expense, prepared in good faith and submitted by Bank to Company, shall be conclusive and binding for all purposes absent manifest error in computation.


#418144v2

     10. Late Charge. If any payment of principal or interest under this Note is not paid within ten days after it is due, Company shall immediately pay to Bank a late charge in an amount equal to the greater of (a) $50.00 or (b) the lesser of $2,500 or one-tenth of one percent (.1%) of the unpaid principal balance as of the date the payment was due. This late charge is in addition to Bank's other rights and remedies for default in payment of an installment of principal or interest when due.

     11. Place and Application of Payments. Each payment upon this Note shall be made at Bank's address set forth above or at any other place that the holder of this Note shall direct in writing. Company authorizes Bank to debit deposit account No. 2056612, which is maintained with Bank by Company, for any payment due to Bank under this Note. Any payment upon this Note shall be applied first to any expenses (including expenses of collection) then due and payable to Bank under this Note, then to late charges due and payable, then to any accrued and unpaid interest under this Note and then to the unpaid principal balance, except that after Maturity Bank may apply any payment or collection to those amounts in any manner that Bank shall determine in its sole discretion. If Company at any time owes Bank any indebtedness or obligation in addition to the indebtedness evidenced by this Note, and if any indebtedness owed by Company to Bank is then in default, Company shall not have, and waives, any right to direct or designate the particular indebtedness or obligation upon which any payment made by, or collected from, Company shall be applied. The manner of application of the payment, as between or among such indebtedness and obligations, shall be determined by Bank in its sole discretion.

     12. Eurodollar Loan Segments. Notwithstanding any other provision of this Note, Bank shall be entitled to fund and maintain its funding of all or any part of any Eurodollar Loan Segment in any manner it sees fit; but all determinations under this Note shall be made as if Bank had actually funded and maintained each Eurodollar Loan Segment during each related Interest Period through the purchase of a deposit in the interbank eurodollar market having a maturity corresponding to that related Interest Period and bearing an interest rate equal to the Eurodollar Rate for that Interest Period.

     13. Remedies. Bank shall have all rights and remedies provided by law and by agree ment of Company, including, but not limited to, the Loan Agreement. Bank shall have the right at any time, afer and during the continuance of an Event of Default, to set off any indebtedness that Bank then owes to Company against any indebtedness evidenced by this Note that is then due and payable.

     14. Expenses. Company shall pay, or reimburse Bank for, all expenses incurred by Bank (including, but not limited to, search fees and fees and reasonable expenses of legal counsel, other professional advisers, consultants and experts) in connection with (i) the negotiation, preparation and execution of this Note and the Loan Agreement, each amendment to, or waiver of any provision of, this Note and the Loan Agreement, and each refinancing or restructuring of this Note and the Loan Agreement, (ii) the administration of this Note and the Loan Agreement, (iii) obtaining advice of counsel or other professional advisers, consultants and experts regarding any

#418144v2
aspect of this Note and the Loan Agreement, (iv) the enforcement of any provision of this Note and the Loan Agreement, and (v) the collection of any amount at any time owing to Bank by Company under this Note and the Loan Agreement.

     15. Relationship. The relationship between Company and Bank under this Note is solely that of debtor and creditor. Bank has no fiduciary responsibilities to Company. Bank does not and shall not have any responsibility to review, or to inform Company of any matter in connection with, any aspect of Company's business, operations or properties. Company shall rely entirely upon its own judgment with respect to its business, operations and properties.

     16. Waivers. No delay by Bank in the exercise of any right or remedy shall be a waiver of that right or remedy. No single or partial exercise by Bank of any right or remedy shall preclude any other or future exercise of that or any other right or remedy. No waiver by Bank of any default or of any provision of this Note shall be effective unless it is in writing and signed by Bank. No waiver of any right or remedy on one occasion shall be a waiver of that right or remedy on any future occasion. Company waives demand for payment, presentment, notice of dishonor, and protest of this Note and consents to any extension or postponement of time of its payment.

     17. Notices. Each notice required or permitted under this Note shall be in writing and shall be personally delivered, sent by facsimile transmission or sent by first-class mail, postage prepaid, or by a nationally-recognized overnight courier service. The following addresses (and facsimile numbers) shall be used for notices unless and until a party notifies the other of a change in its address or facsimile number:

                  Bank

                           OLD KENT BANK
                           Corporate Banking Department
                           111 Lyon Street, N.W.
                           Grand Rapids, Michigan 49503
                           Fax:   (616) - 771 - 4641

                  Company

                           Knape & Vogt Manufacturing Company
                           2700 Oak Industrial Drive, N.E.
                           Grand Rapids, Michigan 49505
                           Fax:   (616) - 459-3957
                           Telephone:  (616) 459-3311

Notwithstanding the foregoing, all loan requests made by Company under Section 3 of this Note shall be sent by facsimile transmission to the facsimile number listed on Exhibit A attached to this Note.

#418144v2

     18. Applicable Law and Jurisdiction. This Note shall be governed by and interpreted according to the laws of the State of Michigan, without giving effect to principles of conflict of laws. Company irrevocably agrees and consents that any action against Company for collection or enforcement of this Note may be brought in any state or federal court that has subject matter jurisdiction and is located in, or whose district includes, Kent County, Michigan, and that any such court shall have personal jurisdiction over Company for purposes of the action.

                                 KNAPE & VOGT MANUFACTURING COMPANY


                                 By ____________________________________________
                                    Jack D. Poindexter, Chief Financial Officer



                                 Accepted by:

                                 OLD KENT BANK

                                 By ____________________________________________
                                    Bryce E. Tallant, Vice President






#418144v2

(Multicurrency-Cross Border)


                                      ISDA

                  International Swap Dealers Association. Inc.



                                MASTER AGREEMENT
                            dated as of______________


                        and _____________________________

have entered and/or anticipate entering into one or more transactions (each a "Transaction") that are or will be governed by this Master Agreement, which includes the schedule (the "Schedule"), and the documents and other confirming evidence (each a "Confirmation") exchanged between the parties confirming those Transactions.

Accordingly, the parties agree as follows:

     Interpretation

(a) Definitions. The terms defined in Section 14 and in the Schedule will have the meanings therein specified for the purpose of this Master Agreement.

(b) Inconsistency. In the event of any inconsistency between the provisions of the Schedule and the other provisions of this Master Agreement, the Schedule will prevail. In the event of any inconsistency between the provisions of any Confirmation and this Master Agreement (including the Schedule), such Confirmation will prevail for the purpose of the relevant Transaction.

(c) Single Agreement. All Transactions are entered into in reliance on the fact that this Master Agreement and all Confirmations form a single agreement between the parties (collectively referred to as this "Agreement") and the parties would not otherwise enter into any Transactions.

2. Obligations

(a) General Conditions.

     (i) Each party will make each payment or delivery specified in each Confirmation to be made by it, subject to the other provisions of this Agreement.

     (ii) Payments under this Agreement will be made on the due date for value on that date in the place of the account specified in the relevant Confirmation or otherwise pursuant to this Agreement, in freely transferable funds and in the manner customary for payments in the required currency. Where settlement is by delivery (that is, other than by payment), such delivery will be made for receipt on the due date in the manner customary for the relevant obligation unless otherwise specified in the relevant Confirmation or elsewhere in this Agreement.

     (iii) Each obligation of each party under Section 2(a)(i) is subject to (l) the condition precedent that no Event of Default or Potential Event of Default with respect to the other party has occurred and is continuing, (2) the condition precedent that no Early Termination Date in respect of the relevant Transaction has occurred or been effectively designated and (3) each other applicable condition precedent specified in this Agreement.

(b) Change of Account. Either party may change its account for receiving a payment or delivery by giving notice to the other party at least five Local Business Days prior to the scheduled date for the payment or delivery to which such change applies unless such other party gives timely notice of a reasonable objection to such change.

(c) Netting. If on any date amounts would otherwise be payable:-

     (i) in the same currency; and

     (ii) in respect of the same Transaction,

by each party to the other, then, on such date, each party's obligation to make payment of any such amount will be automatically satisfied and discharged and, if the aggregate amount that would otherwise have been payable by one party exceeds the aggregate amount that would otherwise have been payable by the other party, replaced by an obligation upon the party by whom the larger aggregate amount would have been payable to pay to the other party the excess of the larger aggregate amount over the smaller aggregate amount.

The parties may elect in respect of two or more Transactions that a net amount will be determined in respect of all amounts payable on the same date in the same currency in respect of such Transactions, regardless of whether such amounts are payable in respect of the same Transaction. The election may be made in the Schedule or a Confirmation by specifying that subparagraph (ii) above will not apply to the Transactions identified as being subject to the election, together with the starting date (in which case subparagraph (ii) above will not, or will cease to, apply to such Transactions from such date). This election may be made separately for different groups of Transactions and will apply separately to each pairing of Offices through which the parties make and receive payments or deliveries.

(d) Deduction or Withholding/or Tax.

     (i) Gross-Up. All payments under this Agreement will be made without any deduction or withholding for or on account of any Tax unless such deduction or withholding is required by any applicable law, as modified by the practice of any relevant governmental revenue authority, then in effect. If a party is so required to deduct or withhold, then that party ("X") will:

          (l) promptly notify the other party ("Y") of such requirement;

          (2) pay to the relevant authorities the full amount required to be deducted or withheld (including the full amount required to be deducted or withheld from any additional amount paid by X to Y under this Section 2(d)) promptly upon the earlier of determining that such deduction or withholding is required or receiving notice that such amount has been assessed against Y;

          (3) promptly forward to Y an official receipt (or a certified copy), or other documentation reasonably acceptable to Y, evidencing such payment to such authorities; and

          (4) if such Tax is an Indemnifiable Tax, pay to Y, in addition to the payment to which Y is otherwise entitled under this Agreement, such additional amount as is necessary to ensure that the net amount actually received by Y (free and clear of Indemnifiable Taxes, whether assessed against X or Y) will equal the full amount Y would have received had no such deduction or withholding been required. However, X will not be required to pay any additional amount to Y to the extent that it would not be required to be paid but for:

               (A) the failure by Y to comply with or perform any agreement contained in Section 4(a)(i), 4(a)(iii) or 4(d); or

               (B) the failure of a representation made by Y pursuant to Section 3(f) to be accurate and true unless such failure would not have occurred but for (I) any action taken by a taxing authority, or brought in a court of competent jurisdiction, on or after the date on which a Transaction is entered into (regardless of whether such action is taken or brought with respect to a party to this Agreement) or (II) a Change in Tax Law.

     (ii) Liability. If:

          (I) X is required by any applicable law, as modified by the practice of any relevant governmental revenue authority, to make any deduction or withholding in respect of which X would not be required to pay an additional amount to Y under Section 2(d)(i)(4);

          (2) X does not so deduct or withhold; and

          (3) a liability resulting from such Tax is assessed directly against X,

     then, except to the extent Y has satisfied or then satisfies the liability resulting from such Tax, Y will promptly pay to X the amount of such liability (including any related liability for interest, but including any related liability for penalties only if Y has failed to comply with or perform any agreement contained in Section 4(a)(i), 4(a)(iii) or 4(d)).

(e) Default Interest; Other Amounts. Prior to the occurrence or effective designation of an Early Termination Date in respect of the relevant Transaction, a party that defaults in the performance of any payment obligation will, to the extent permitted by law and subject to Section 6(c), be required to pay interest (before as well as after judgment) on the overdue amount to the other party on demand in the same currency as such overdue amount, for the period from (and including) the original due date for payment to (but excluding) the date of actual payment, at the Default Rate. Such interest will be calculated on the basis of daily compounding and the actual number of days elapsed. If, prior to the occurrence or effective designation of an Early Termination Date in respect of the relevant Transaction, a party defaults in the performance of any obligation required to be settled by delivery, it will compensate the other party on demand if and to the extent provided for in the relevant Confirmation or elsewhere in this Agreement.

3. Representations

Each party represents to the other party (which representations will be deemed to be repeated by each party on each date on which a Transaction is entered into and, in the case of the representations in Section 3(f), at all times until the termination of this Agreement) that:

(a) Basic Representations.

     (i) Status. It is duly organised and validly existing under the laws of the jurisdiction of its organisation or incorporation and, if relevant under such laws, in good standing;

     (ii) Powers. It has the power to execute this Agreement and any other documentation relating to this Agreement to which it is a party, to deliver this Agreement and any other documentation relating to this Agreement that it is required by this Agreement to deliver and to perform its obligations under this Agreement and any obligations it has under any Credit Support Document to which it is a party and has taken all necessary action to authorize such execution, delivery and performance;

     (iii) No Violation or Conflict. Such execution, delivery and performance do not violate or conflict with any law applicable to it, any provision of its constitutional documents, any order or judgment of any court or other agency of government applicable to it or any of its assets or any contractual restriction binding on or affecting it or any of its assets;

     (iv) Consents. All governmental and other consents that are required to have been obtained by it with respect to this Agreement or any Credit Support Document to which it is a party have been obtained and are in full force and effect and all conditions of any such consents have been complied with; and

     (v) Obligations Binding. Its obligations under this Agreement and any Credit Support Document to which it is a party constitute its legal, valid and binding obligations, enforceable in accordance with their respective terms (subject to applicable bankruptcy, reorganisation, insolvency, moratorium or similar laws affecting creditors' rights generally and subject, as to enforceability, to equitable principles of general application (regardless of whether enforcement is sought in a proceeding in equity or at law)).

(b) Absence of Certain Events. No Event of Default or Potential Event of Default or, to its knowledge, Termination Event with respect to it has occurred and is continuing and no such event or circumstance would occur as a result of its entering into or performing its obligations under this Agreement or any Credit Support Document to which it is a party.

(c) Absence of Litigation. There is not pending or, to its knowledge, threatened against it or any of its Affiliates any action, suit or proceeding at law or in equity or before any court, tribunal, governmental body, agency or official or any arbitrator that is likely to affect the legality, validity or enforceability against it of this Agreement or any Credit Support Document to which it is a party or its ability to perform its obligations under this Agreement or such Credit Support Document.

(d) Accuracy of Specified Information. All applicable information that is furnished in writing by or on behalf of it to the other party and is identified for the purpose of this Section 3(d) in the Schedule is, as of the date of the information, true, accurate and complete in every material respect.

(e) Payer Tax Representation. Each representation specified in the Schedule as being made by it for the purpose of this Section 3(e) is accurate and true.

(f) Payee Tax Representations. Each representation specified in the Schedule as being made by it for the purpose of this Section 3(f) is accurate and true.

4. Agreements

Each party agrees with the other that, so long as either party has or may have any obligation under this Agreement or under any Credit Support Document to which it is a party:

(a) Furnish Specified Information. It will deliver to the other party or, in certain cases under subparagraph (iii) below, to such government or taxing authority as the other party reasonably directs:

     (i) any forms, documents or certificates relating to taxation specified in the Schedule or any Confirmation;

     (ii) any other documents specified in the Schedule or any Confirmation; and

     (iii) upon reasonable demand by such other party, any form or document that may be required or reasonably requested in writing in order to allow such other party or its Credit Support Provider to make a payment under this Agreement or any applicable Credit Support Document without any deduction or withholding for or on account of any Tax or with such deduction or withholding at a reduced rate (so long as the completion, execution or submission of such form or document would not materially prejudice the legal or commercial position of the party in receipt of such demand), with any such form or document to be accurate and completed in a manner reasonably satisfactory to such other party and to be executed and to be delivered with any reasonably required certification, in each case by the date specified in the Schedule or such Confirmation or, if none is specified, as soon as reasonably practicable.

(b) Maintain Authorizations. It will use all reasonable efforts to maintain in full force and effect all consents of any governmental or other authority that are required to be obtained by it with respect to this Agreement or any Credit Support Document to which it is a party and will use all reasonable efforts to obtain any that may become necessary in the future.

(c) Comply with Laws. It will comply in all material respects with all applicable laws and orders to which it may be subject if failure so to comply would materially impair its ability to perform its obligations under this Agreement or any Credit Support Document to which it is a party.

(d) Tax Agreement. It will give notice of any failure of a representation made by it under Section 3(f) to be accurate and true promptly upon learning of such failure.

(e) Payment of Stamp Tax. Subject to Section 11, it will pay any Stamp Tax levied or imposed upon it or in respect of its execution or performance of this Agreement by a jurisdiction in which it is incorporated, organised, managed and controlled, or considered to have its seat, or in which a branch or office through which it is acting for the purpose of this Agreement is located ("Stamp Tax Jurisdiction") and will indemnify the other party against any Stamp Tax levied or imposed upon the other party or in respect of the other party's execution or performance of this Agreement by any such Stamp Tax Jurisdiction which is not also a Stamp Tax Jurisdiction with respect to the other party.

5. Events of Default and Termination Events

(a) Events of Default. The occurrence at any time with respect to a party or, if applicable, any Credit Support Provider of such party or any Specified Entity of such party of any of the following events constitutes an event of default (an "Event of Default") with respect to such party:

     (i) Failure to Pay or Deliver. Failure by the party to make, when due, any payment under this Agreement or delivery under Section 2(a)(i) or 2(c) required to be made by it if such failure is not remedied on or before the third Local Business Day after notice of such failure is given to the party;

     (ii) Breach of Agreement. Failure by the party to comply with or perform any agreement or obligation (other than an obligation to make any payment under this Agreement or delivery under Section 2(a)(i) or 2(e) or to give notice of a Termination Event or any agreement or obligation under Section 4(a)(i), 4(a)(iii) or 4(d)) to be complied with or performed by the party in accordance with this Agreement if such failure is not remedied on or before the thirtieth day after notice of such failure is given to the party;

     (iii) Credit Support Default.

          (l) Failure by the party or any Credit Support Provider of such party to comply with or perform any agreement or obligation to be complied with or performed by it in accordance with any Credit Support Document if such failure is continuing after any applicable grace period has elapsed;

          (2) the expiration or termination of such Credit Support Document or the failing or ceasing of such Credit Support Document to be in full force and effect for the purpose of this Agreement (in either case other than in accordance with its terms) prior to the satisfaction of all obligations of such party under each Transaction to which such Credit Support Document relates without the written consent of the other party; or

          (3) the party or such Credit Support Provider disaffirms, disclaims, repudiates or rejects, in whole or in part, or challenges the validity of, such Credit Support Document;

     (iv) Misrepresentation. A representation (other than a representation under Section 3(e) or (f)) made or repeated or deemed to have been made or repeated by the party or any Credit Support Provider of such party in this Agreement or any Credit Support Document proves to have been incorrect or misleading in any material respect when made or repeated or deemed to have been made or repeated;

     (v) Default under Specified Transaction. The party, any Credit Support Provider of such party or any applicable Specified Entity of such party (l) defaults under a Specified Transaction and, after giving effect to any applicable notice requirement or grace period, there occurs a liquidation of, an acceleration of obligations under, or an early termination of, that Specified Transaction, (2) defaults, after giving effect to any applicable notice requirement or grace period, in making any payment or delivery due on the last payment, delivery or exchange date of, or any payment on early termination of, a Specified Transaction (or such default continues for at least three Local Business Days if there is no applicable notice requirement or grace period) or (3) disaffirms, disclaims, repudiates or rejects, in whole or in part, a Specified Transaction (or such action is taken by any person or entity appointed or empowered to operate it or act on its behalf);

     (vi) Cross Default. If "Cross Default" is specified in the Schedule as applying to the party, the occurrence or existence of ( l) a default, event of default or other similar condition or event (however described) in respect of such party, any Credit Support

     Provider of such party or any applicable Specified Entity of such party under one or more agreements or instruments relating to Specified Indebtedness of any of them (individually or collectively) in an aggregate amount of not less than the applicable Threshold Amount (as specified in the Schedule) which has resulted in such Specified Indebtedness becoming, or becoming capable at such time of being declared, due and payable under such agreements or instruments, before it would otherwise have been due and payable or (2) a default by such party, such Credit Support Provider or such Specified Entity (individually or collectively) in making one or more payments on the due date thereof in an aggregate amount of not less than the applicable Threshold Amount under such agreements or instruments (after giving effect to any applicable notice requirement or grace period);

     (vii) Bankruptcy. The party, any Credit Support Provider of such party or any applicable Specified Entity of such party:

          (l) is dissolved (other than pursuant to a consolidation, amalgamation or merger); (2) becomes insolvent or is unable to pay its debts or fails or admits in writing its inability generally to pay its debts as they become due; (3) makes a general assignment, arrangement or composition with or for the benefit of its creditors; (4) institutes or has instituted against it a proceeding seeking a judgment of insolvency or bankruptcy or any other relief under any bankruptcy or insolvency law or other similar law affecting creditors' rights, or a petition is presented for its winding-up or liquidation, and, in the case of any such proceeding or petition instituted or presented against it, such proceeding or petition (A) results in a judgment of insolvency or bankruptcy or the entry of an order for relief or the making of an order for its winding-up or liquidation or (B) is not dismissed, discharged, stayed or restrained in each case within 30 days of the institution or presentation thereof; (5) has a resolution passed for its winding-up, official management or liquidation (other than pursuant to a consolidation, amalgamation or merger); (6) seeks or becomes subject to the appointment of an administrator, provisional liquidator, conservator, receiver, trustee, custodian or other similar official for it or for all or substantially all its assets; (7) has a secured party take possession of all or substantially all its assets or has a distress, execution, attachment, sequestration or other legal process levied, enforced or sued on or against all or substantially all its assets and such secured party maintains possession, or any such process is not dismissed, discharged, stayed or restrained, in each case within 30 days thereafter; (8) causes or is subject to any event with respect to it which, under the applicable laws of any jurisdiction, has an analogous effect to any of the events specified in clauses (l) to (7) (inclusive); or (9) takes any action in furtherance of, or indicating its consent to, approval of, or acquiescence in, any of the foregoing acts; or

     (viii) Merger Without Assumption. The party or any Credit Support Provider of such party consolidates or amalgamates with, or merges with or into, or transfers all or substantially all its assets to, another entity and, at the time of such consolidation, amalgamation, merger or transfer:

          (l) the resulting, surviving or transferee entity fails to assume all the obligations of such party or such Credit Support Provider under this Agreement or any Credit Support Document to which it or its predecessor was a party by operation of law or pursuant to an agreement reasonably satisfactory to the other party to this Agreement; or

          (2) the benefits of any Credit Support Document fail to extend (without the consent of the other party) to the performance by such resulting, surviving or transferee entity of its obligations under this Agreement.

(b) Termination Events. The occurrence at any time with respect to a party or, if applicable, any Credit Support Provider of such party or any Specified Entity of such party of any event specified below constitutes an Illegality if the event is specified in (i) below, a Tax Event if the event is specified in (ii) below or a Tax Event Upon Merger if the event is specified in (iii) below, and, if specified to be applicable, a Credit Event. Upon Merger if the event is specified pursuant to (iv) below or an Additional Termination Event if the event is specified pursuant to (v) below:

     (i) Illegality. Due to the adoption of, or any change in, any applicable law after the date on which a Transaction is entered into, or due to the promulgation of, or any change in, the interpretation by any court, tribunal or regulatory authority with competent jurisdiction of any applicable law after such date, it becomes unlawful (other than as a result of a breach by the party of Section 4(b)) for such party (which will be the Affected Party):

          (l) to perform any absolute or contingent obligation to make a payment or delivery or to receive a payment or delivery in respect of such Transaction or to comply with any other material provision of this Agreement relating to such Transaction; or

          (2) to perform, or for any Credit Support Provider of such party to perform, any contingent or other obligation which the party (or such Credit Support Provider) has under any Credit Support Document relating to such Transaction;

     (ii) Tax Event. Due to (x) any action taken by a taxing authority, or brought in a court of competent jurisdiction, on or after the date on which a Transaction is entered into (regardless of whether such action is taken or brought with respect to a party to this Agreement) or (y) a Change in Tax Law, the party (which will be the Affected Party) will, or there is a substantial likelihood that it will, on the next succeeding Scheduled Payment Date (l) be required to pay to the other party an additional amount in respect of an Indemnifiable Tax under Section 2(d)(i)(4) (except in respect of interest under Section 2(e), 6(d)(ii) or 6(e)) or (2) receive a payment from which an amount is required to be deducted or withheld for or on account of a Tax (except in respect of interest under Section 2(e), 6(d)(ii) or 6(e)) and no additional amount is required to be paid in respect of such Tax under Section 2(d)(i)(4) (other than by reason of Section 2(d)(i)(4)(A) or (B));

     (iii) Tax Event Upon Merger. The party (the "Burdened Party") on the next succeeding Scheduled Payment Date will either (I) be required to pay an additional amount in respect of an Indemnifiable Tax under Section 2(d)(i)(4) (except in respect of interest under Section 2(e), 6(d)(ii) or 6(e)) or (2) receive a payment from which an amount has been deducted or withheld for or on account of any Indemnifiable Tax in respect of which the other party is not required to pay an additional amount (other than by reason of Section 2(d)(i)(4)(A) or (B)), in either case as a result of a party consolidating or amalgamating with, or merging with or into, or transferring all or substantially all its assets to, another entity (which will be the Affected Party) where such action does not constitute an event described in Section 5(a)(viii);

     (iv) Credit Event Upon Merger. If"Credit Event Upon Merger" is specified in the Schedule as applying to the party, such party ("X"), any Credit Support Provider of X or any applicable Specified Entity of X consolidates or amalgamates with, or merges with or into, or transfers all or substantially all its assets to, another entity and such action does not constitute an event described in Section 5(a)(viii) but the creditworthiness of the resulting, surviving or transferee entity is materially weaker than that of X, such Credit Support Provider or such Specified Entity, as the case may be, immediately prior to such action (and, in such event, X or its successor or transferee, as appropriate, will be the Affected Party); or

     (v) Additional Termination Event. If any "Additional Termination Event" is specified in the Schedule or any Confirmation as applying, the occurrence of such event (and, in such event, the Affected Party or Affected Parties shall be as specified for such Additional Termination Event in the Schedule or such Confirmation).

(c) Event of Default and Illegality. If an event or circumstance which would otherwise constitute or give rise to an Event of Default also constitutes an Illegality, it will be treated as an Illegality and will not constitute an Event of Default.

6. Early Termination

(a) Right to Terminate Following Event of Default. If at any time an Event of Default with respect to a party (the 'Defaulting Party") has occurred and is then continuing, the other party (the "Non-defaulting Party") may, by not more than 20 days notice to the Defaulting Party specifying the relevant Event of Default, designate a day not earlier than the day such notice is effective as an Early Termination Date in respect of all outstanding Transactions. If, however, "Automatic Early Termination" is specified in the Schedule as applying to a party, then an Early Termination Date in respect of all outstanding Transactions will occur immediately upon the occurrence with respect to such party of an Event of Default specified in Section 5(a)(vii)(l), (3), (5), (6) or, to the extent analogous thereto, (8), and as of the time immediately preceding the institution of the relevant proceeding or the presentation of the relevant petition upon the occurrence with respect to such party of an Event of Default specified in Section 5(a)(vii)(4) or, to the extent analogous thereto, (8).

(b) Right to Terminate Following Termination Event.

     (i) Notice. If a Termination Event occurs, an Affected Party will, promptly upon becoming aware of it notify the other party, specifying the nature of that Termination Event and each Affected Transaction and will also give such other information about that Termination Event as the other party may reasonably require.

     (ii) Transfer to Avoid  Termination  Event.  If either an Illegality  under
     Section 5(b)(i)(I) or a Tax Event occurs and there is only one Affected Party, or if a Tax Event Upon Merger occurs and the Burdened Party is the Affected Party, the Affected Party will, as a condition to its right to designate an Early Termination Date under Section 6(b)(iv), use all reasonable efforts (which will not require such party to incur a loss, excluding immaterial, incidental expenses) to transfer within 20 days after it gives notice under Section 6(b)(i) all its rights and obligations under this Agreement in respect of the Affected Transactions to another of its Offices or Affiliates so that such Termination Event ceases to exist.

     If the Affected Party is not able to make such a transfer it will give notice to the other party to that effect within such 20 day period, whereupon the other party may effect such a transfer within 30 days after the notice is given under Section 6(b)(i).

     Any such transfer by a party under this Section 6(b)(ii) will be subject to and conditional upon the prior written consent of the other party. which consent will not be withheld if such other party's policies in effect at such time would permit it to enter into transactions with the transferee on the terms proposed.

     (iii) Two Affected Parties. If an Illegality under Section 5(b)(i)(l) or a Tax Event occurs and there are two Affected Parties, each party will use all reasonable efforts to reach agreement within 30 days after notice thereof is given under Section 6(b)(i) on action to avoid that Termination Event.

     (iv) Right to Terminate. If:

          (l) a transfer under Section 6(b)(ii) or an agreement under Section 6(b)(iii), as the case may be, has not been effected with respect to all Affected Transactions within 30 days after an Affected Party gives notice under Section 6(b)(i); or

          (2) an Illegality under Section 5(b)(i)(2), a Credit Event Upon Merger or an Additional Termination Event occurs, or a Tax Event Upon Merger occurs and the Burdened Party is not the Affected Party, either party in the case of an Illegality, the Burdened Party in the case of a Tax Event Upon Merger, any Affected Party in the case of a Tax Event or an Additional Termination Event if there is more than one Affected Party, or the party which is not the Affected Party in the case of a Credit Event Upon Merger or an Additional Termination Event if there is only one Affected Party may, by not more than 20 days notice to the other party and provided that the relevant Termination Event is then continuing, designate a day not earlier than the day such notice is effective as an Early Termination Date in respect of all Affected Transactions.

(c) Effect of Designation.

     (i) If notice designating an Early Termination Date is given under Section 6(a) or (b), the Early Termination Date will occur on the date so designated, whether or not the relevant Event of Default or Termination Event is then continuing.

     (ii) Upon the occurrence or effective designation of an Early Termination Date, no further payments or deliveries under Section 2(a)(i) or 2(e) in respect of the Terminated Transactions will be required to be made, but without prejudice to the other provisions of this Agreement. The amount, if any, payable in respect of an Early Termination Date shall be determined pursuant to Section 6(e).

(d) Calculations.

     (i) Statement. On or as soon as reasonably practicable following the occurrence of an Early Termination Date, each party will make the calculations on its part if any, contemplated by Section 6(e) and will provide to the other party a statement (l) showing, in reasonable detail, such calculations (including all relevant quotations and specifying any amount payable under Section 6(e)) and (2) giving details of the relevant account to which any amount payable to it is to be paid. In the absence of written confirmation from the source of a quotation obtained in determining a Market Quotation, the records of the party obtaining such quotation will be conclusive evidence of the existence and accuracy of such quotation.

     (ii) Payment Date. An amount calculated as being due in respect of any Early Termination Date under Section 6(e) will be payable on the day that notice of the amount payable is effective (in the case of an Early Termination Date which is designated or occurs as a result of an Event of Default) and on the day which is two Local Business Days after the day on which notice of the amount payable is effective (in the case of an Early Termination Date which is designated as a result of a Termination Event). Such amount will be paid together with (to the extent permitted under applicable law) interest thereon (before as well as after judgment) in the Termination Currency, from (and including) the relevant Early Termination Date to (but excluding) the date such amount is paid, at the Applicable Rate. Such interest will be calculated on the basis of daily compounding and the actual number of days elapsed.

(e) Payments on Early Termination. If an Early Termination Date occurs, the following provisions shall apply based on the parties' election in the Schedule of a payment measure, either "Market Quotation" or "Loss", and a payment method, either the "First Method" or the "Second Method". If the parties fail to designate a payment measure or payment method in the Schedule, it will be deemed that "Market Quotation" or the "Second Method", as the case may be, shall apply. The amount, if any, payable in respect of an Early Termination Date and determined pursuant to this Section will be subject to any Set-off.

     (i) Events of Default. If the Early Termination Date results from an Event of Default:

          (l) First Method and Market Quotations If the First Method and Market Quotation apply, the Defaulting Party will pay to the Non-defaulting Party the excess, if a positive number, of (A) the sum of the Settlement Amount (determined by the Non-defaulting Party) in respect of the Terminated Transactions and the Termination Currency Equivalent of the Unpaid Amounts owing to the Non- defaulting Party over (B) the Termination Currency Equivalent of the Unpaid Amounts owing to the Defaulting Party.

          (2) First Method and Loss. If the First Method and Loss apply, the Defaulting Party will pay to the Non-defaulting Party, if a positive number, the Non- defaulting Party's Loss in respect of this Agreement.

          (3) Second Method and Market Quotation. If the Second Method and Market Quotation apply, an amount will be payable equal to (A) the sum of the Settlement Amount (determined by the Non-defaulting Party) in respect of the Terminated Transactions and the Termination Currency Equivalent of the Unpaid Amounts owing to the Non-defaulting Party less (B) the Termination Currency Equivalent of the Unpaid Amounts owing to the Defaulting Party. If that amount is a positive number, the Defaulting Party will pay it to the Non-defaulting Party; if it is a negative number, the Non-defaulting Party will pay the absolute value of that amount to the Defaulting Party.

          (4) Second Method and Loss. If the Second Method and Loss apply, an amount will be payable equal to the Non-defaulting Party's Loss in respect of this Agreement. If that amount is a positive number, the Defaulting Party will pay it to the Non-defaulting Party; if it is a negative number, the Non-defaulting Party will pay the absolute value of that amount to the Defaulting Party.

     (ii) Termination Events. If the Early Termination Date results from a Termination Event:

          (l) One Affected Party. If there is one Affected Party, the amount payable will be determined in accordance with Section 6(e)(i)(3), if Market Quotation applies, or Section 6(e)(i)(4), if Loss applies, except that, in either case, references to the Defaulting Party and to the Non-defaulting Party will be deemed to be references to the Affected Party and the party which is not the Affected Party, respectively, and, if Loss applies and fewer than all the Transactions are being terminated, Loss shall be calculated in respect of all Terminated Transactions.

          (2) Two Affected Parties. If there are two Affected Parties:

               (A) if Market Quotation applies, each party will determine a Settlement Amount in respect of the Terminated Transactions, and an amount will be payable equal to (D the sum of (a) one-half of the difference between the Settlement Amount of the party with the higher Settlement Amount ("X") and the Settlement Amount of the party with the lower Settlement Amount ("Y") and (b) the Termination Currency Equivalent of the Unpaid Amounts owing to X less (II) the Termination Currency Equivalent of the Unpaid Amounts owing to Y; and

               (B) if Loss applies, each party will determine its Loss in respect of this Agreement (or, if fewer than all the Transactions are being terminated, in respect of all Terminated Transactions) and an amount will be payable equal to one-half of the difference between the Loss of the party with the higher Loss ("X") and the Loss of the party with the lower Loss ("Y").

     If the amount payable is a positive number, Y will pay it to X; if it is a negative number, X will pay the absolute value of that amount to Y.

     (iii) Adjustment for Bankruptcy. In circumstances where an Early Termination Date occurs because "Automatic Early Termination" applies in respect of a party, the amount determined under this Section 6(e) will be subject to such adjustments as are appropriate and permitted by law to reflect any payments or deliveries made by one party to the other under this Agreement (and retained by such other party) during the period from the relevant Early Termination Date to the date for payment determined under Section 6(d)(ii).

     (iv) Pre-Estimate. The parties agree that if Market Quotation applies an amount recoverable under this Section 6(e) is a reasonable pre-estimate of loss and not a penalty. Such amount is payable for the loss of bargain and the loss of protection against future risks and except as otherwise provided in this Agreement neither party will be entitled to recover any additional damages as a consequence of such losses.

7. Transfer

Subject to Section 6(b)(ii), neither this Agreement nor any interest or obligation in or under this Agreement may be transferred (whether by way of security or otherwise) by either party without the prior written consent of the other party, except that:

(a) a party may make such a transfer of this Agreement pursuant to a consolidation or amalgamation with, or merger with or into, or transfer of all or substantially all its assets to, another entity (but without prejudice to any other right or remedy under this Agreement); and

(b) a party may make such a transfer of all or any part of its interest in any amount payable to it from a Defaulting Party under Section 6(e).

Any purported transfer that is not in compliance with this Section will be void.

8. Contractual Currency

(a) Payment in the Contractual Currency. Each payment under this Agreement will be made in the relevant currency specified in this Agreement for that payment (the 'Contractual Currency"). To the extent permitted by applicable law, any obligation to make payments under this Agreement in the Contractual Currency will not be discharged or satisfied by any tender in any currency other than the Contractual Currency, except to the extent such tender results in the actual receipt by the party to which payment is owed, acting in a reasonable manner and in good faith in converting the currency so tendered into the Contractual Currency, of the full amount in the Contractual Currency of all amounts payable in respect of this Agreement. If for any reason the amount in the Contractual Currency so received falls short of the amount in the Contractual Currency payable in respect of this Agreement, the party required to make the payment will, to the extent permitted by applicable law, immediately pay such additional amount in the Contractual Currency as may be necessary to compensate for the shortfall. If for any reason the amount in the Contractual Currency so received exceeds the amount in the Contractual Currency payable in respect of this Agreement, the party receiving the payment will refund promptly the amount of such excess.

(b) Judgments. To the extent permitted by applicable law, if any judgment or order expressed in a currency other than the Contractual Currency is rendered
(i) for the payment of any amount owing in respect of this Agreement (ii) for the payment of any amount relating to any early termination in respect of this Agreement or (iii) in respect of a judgment or order of another court for the payment of any amount described in (i) or (ii) above, the party seeking recovery, after recovery in full of the aggregate amount to which such party is entitled pursuant to the judgment or order, will be entitled to receive immediately from the other party the amount of any shortfall of the Contractual Currency received by such party as a consequence of sums paid in such other currency and will refund promptly to the other party any excess of the Contractual Currency received by such party as a consequence of sums paid in such other currency if such shortfall or such excess arises or results from any variation between the rate of exchange at which the Contractual Currency is converted into the currency of the judgment or order for the purposes of such judgment or order and the rate of exchange at which such party is able, acting in a reasonable manner and in good faith in converting the currency received into the Contractual Currency, to purchase the Contractual Currency with the amount of the currency of the judgment or order actually received by such party. The term rate of exchange" includes, without limitation, any premiums and costs of exchange payable in connection with the purchase of or conversion into the Contractual Currency.

(c) Separate Indemnities. To the extent permitted by applicable law, these indemnities constitute separate and independent obligations from the other obligations in this Agreement, will be enforceable as separate and independent causes of action, will apply notwithstanding any indulgence granted by the party to which any payment is owed and will not be affected by judgment being obtained or claim or proof being made for any other sums payable in respect of this Agreement.

(d) Evidence of Loss. For the purpose of this Section 8, it will be sufficient for a party to demonstrate that it would have suffered a loss had an actual exchange or purchase been made.

9. Miscellaneous

(a) Entire Agreement. This Agreement constitutes the entire agreement and understanding of the parties with respect to its subject matter and supersedes all oral communication and prior writings with respect thereto.

(b) Amendments. No amendment, modification or waiver in respect of this Agreement will be effective unless in writing (including a writing evidenced by a facsimile transmission) and executed by each of the parties or confirmed by an exchange of telexes or electronic messages on an electronic messaging system.

(c) Survival of Obligations. Without prejudice to Sections 2(a)(iii) and 6(c)(ii), the obligations of the parties under this Agreement will survive the termination of any Transaction.

(d) Remedies Cumulative. Except as provided in this Agreement, the rights, powers, remedies and privileges provided in this Agreement are cumulative and not exclusive of any rights, powers, remedies and privileges provided by law.

(e) Counterparts and Confirmations.

     (i) This Agreement (and each amendment, modification and waiver in respect of it) may be executed and delivered in counterparts (including by facsimile transmission), each of which will be deemed an original.

     (ii) The parties intend that they are legally bound by the terms of each Transaction from the moment they agree to those terms (whether orally or otherwise). A Confirmation shall be entered into as soon as practicable and may be executed and delivered in counterparts (including by facsimile transmission) or be created by an exchange of telexes or by an exchange of electronic messages on an electronic messaging system, which in each case will be sufficient for all purposes to evidence a binding supplement to this Agreement. The parties will specify therein or through another effective means that any such counterpart, telex or electronic message constitutes a Confirmation.

(f) No Waiver of Rights. A failure or delay in exercising any right, power or privilege in respect of this Agreement will not be presumed to operate as a waiver, and a single or partial exercise of any right, power or privilege will not be presumed to preclude any subsequent or further exercise, of that right, power or privilege or the exercise of any other right, power or privilege.

(g) Headings. The headings used in this Agreement are for convenience of reference only and are not to affect the construction of or to be taken into consideration in interpreting this Agreement.

10. Offices; Multibranch Parties

(a) If Section 10(a) is specified in the Schedule as applying, each party that enters into a Transaction through an Office other than its head or home office represents to the other party that, notwithstanding the place of booking office or jurisdiction of incorporation or organisation of such party, the obligations of such party are the same as if it had entered into the Transaction through its head or home office. This representation will be deemed to be repeated by such party on each date on which a Transaction is entered into.

(b) Neither party may change the Office through which it makes and receives payments or deliveries for the purpose of a Transaction without the prior written consent of the other party.

(c) If a party is specified as a Multibranch Party in the Schedule, such Multibranch Party may make and receive payments or deliveries under any Transaction through any Office listed in the Schedule, and the Office through which it makes and receives payments or deliveries with respect to a Transaction will be specified in the relevant Confirmation.

11. Expenses

A Defaulting Party will, on demand, indemnify and hold harmless the other party for and against all reasonable out-of-pocket expenses, including legal fees and Stamp Tax, incurred by such other party by reason of the enforcement and protection of its rights under this Agreement or any Credit Support Document to which the Defaulting Party is a party or by reason of the early termination of any Transaction, including, but not limited to, costs of collection.

12. Notices

(a) Effectiveness. Any notice or other communication in respect of this Agreement may be given in any manner set forth below (except that a notice or other communication under Section 5 or 6 may not be given by facsimile transmission or electronic messaging system) to the address or number or in accordance with the electronic messaging system details provided (see the Schedule) and will be deemed effective as indicated:-

     (i) if in writing and delivered in person or by courier, on the date it is delivered;

     (ii) if sent by telex, on the date the recipient's answerback is received;

     (iii) if sent by facsimile transmission, on the date that transmission is received by a responsible employee of the recipient in legible form (it being agreed that the burden of proving receipt will be on the sender and will not be met by a transmission report generated by the sender's facsimile machine);

     (iv) if sent by certified or registered mail (airmail, if overseas) or the equivalent (return receipt requested), on the date that mail is delivered or its delivery is attempted; or

     (v) if sent by electronic messaging system, on the date that electronic message is received,

unless the date of that delivery (or attempted delivery) or that receipt, as applicable, is not a Local Business Day or that communication is delivered (or attempted) or received, as applicable, after the close of business on a Local Business Day, in which case that communication shall be deemed given and effective on the first following day that is a Local Business Day.

(b) Change of Addresses. Either party may by notice to the other change the address, telex or facsimile number or electronic messaging system details at which notices or other communications are to be given to it.

13. Governing Law and Jurisdiction

(a) Governing law. This Agreement will be governed by and construed in accordance with the law specified in the Schedule.

(h) Jurisdiction. With respect to any suit, action or proceedings relating to this Agreement ("Proceedings") each party irrevocably:

     (i) submits to the jurisdiction of the English courts, if this Agreement is expressed to be governed by English law, or to the non-exclusive jurisdiction of the courts of the State of New York and the United States District Court located in the Borough of Manhattan in New York City, if this Agreement is expressed to be governed by the laws of the State of New York; and

     (ii) waives any objection which it may have at any time to the laying of venue of any Proceedings brought in any such court, waives any claim that such Proceedings have been brought in an inconvenient forum and further waives the right to object, with respect to such Proceedings, that such court does not have any jurisdiction over such party.

Nothing in this Agreement precludes either party from bringing Proceedings in any other jurisdiction (outside, if this Agreement is expressed to be governed by English law, the Contracting States, as defined in Section 1(3) of the. Civil Jurisdiction and Judgments Act 1982 or any modification, extension or re-enactment  thereof  for the time  being in force)  nor will the  bringing  of
Proceedings in any one or more jurisdictions preclude the bringing of Proceedings in any other jurisdiction.

(c) Service of Process. Each party irrevocably appoints the Process Agent (if any) specified opposite its name in the Schedule to receive, for it and on its behalf, service of process in any proceedings. If for any reason any party's Process Agent is unable to act as such, such party will promptly notify the other party and within 30 days appoint a substitute process agent acceptable to the other party. The parties irrevocably &consent to service of process given in the manner provided for notices in Section 12. Nothing in this Agreement will affect the right of either party to serve process in any other manner permitted by law.

(d) Waiver of Immunities. Each party irrevocably waives, to the fullest extent permitted by applicable law, with respect to itself and its revenues and assets (irrespective of their use or intended use), all immunity on the grounds of sovereignty or other similar grounds from (i) suit, (ii) jurisdiction of any court, (iii) relief by way of injunction, order for specific performance or for recovery of property, (iv) attachment of its assets (whether before or after judgment) and (v) execution or enforcement of any judgment to which it or its revenues or assets might otherwise be entitled in any Proceedings in the courts of any jurisdiction and irrevocably agrees, to the extent permitted by applicable law, that it will not claim any such immunity in any Proceedings.

14. Definitions

As used in this Agreement:--

"Additional Termination Event" has the meaning specified in Section 5(b).

"Affected Party" has the meaning specified in Section 5(b).

"Affected Transactions" means (a) with respect to any Termination Event consisting of an Illegality, Tax Event or Tax Event Upon Merger, all Transactions affected by the occurrence of such Termination Event and (b) with respect to any other Termination Event, all Transactions.

"Affiliate" means, subject to the Schedule, in relation to any person, any entity controlled, directly or indirectly, by the person, any entity that controls, directly or indirectly, the person or any entity directly or indirectly under common control with the person. For this purpose, "control" of any entity or person means ownership of a majority of the voting power of the entity or person.

"Applicable Rate" means:

(a) in respect of obligations payable or deliverable (or which would have been but for Section 2(a)(iii)) by a Defaulting Party, the Default Rate;

(b) in respect of an obligation to pay an amount under Section 6(e) of either party from and after the date (determined in accordance with Section 6(d)(ii)) on which that amount is payable, the Default Rate;

(c) in respect of all other obligations payable or deliverable (or which would have been but for Section 2(a)(iii)) by a Non-defaulting Party, the Non-default Rate; and

(d) in all other cases, the Termination Rate.

"Burdened Party" has the meaning specified in Section 5(b).

"Change in Tax Law" means the enactment, promulgation, execution or ratification of, or any change in or amendment to, any law (or in the application or official interpretation of any law) that occurs on or after the date on which the relevant Transaction is entered into.

"consent" includes a consent, approval, action, authorization, exemption, notice, filing, registration or exchange control consent.

"Credit Event Upon Merger" has the meaning specified in Section 5(b).

"Credit Support Document" means any agreement or instrument that is specified as such in this Agreement. "Credit Support Provider" has the meaning specified in the Schedule. "Default Rate" means a rate per annum equal to the cost (without proof or evidence of any actual cost) to the relevant payee (as certified by it) if it were to fund or of funding the relevant amount plus l % per annum.

"Defaulting Party" has the meaning specified in Section 6(a).

"Early Termination Date" means the date determined in accordance with Section 6(a) or 6(b)(iv).

"Event of Default" has the meaning specified in Section 5(a) and, if applicable, in the Schedule.

"Illegality" has the meaning specified in Section 5(b).

"Indemnifiable Tax" means any Tax other than a Tax that would not be imposed in respect of a payment under this Agreement but for a present or former connection between the jurisdiction of the government or taxation authority imposing such Tax and the recipient of such payment or a person related to such recipient (including, without limitation, a connection arising from such recipient or related person being or having been a citizen or resident of such jurisdiction, or being or having been organised, present or engaged in a trade or business in such jurisdiction, or having or having had a permanent establishment or fixed place of business in such jurisdiction, but excluding a connection arising solely from such recipient or related person having executed, delivered, performed its obligations or received a payment under, or enforced, this Agreement or a Credit Support Document).

"Law" includes any treaty, law, rule or regulation (as modified, in the case of tax matters, by the practice of any relevant governmental revenue authority) and "lawful" and "unlawful" will be construed accordingly.

"Local Business Day" means, subject to the Schedule, a day on which commercial banks are open for business (including dealings in foreign exchange and foreign currency deposits) (a) in relation to any obligation under Section 2(a)(i), in the place(s) specified in the relevant Confirmation or, if not so specified, as otherwise agreed by the parties in writing or determined pursuant to provisions contained, or incorporated by reference, in this Agreement, (b) in relation to any other payment, in the place where the relevant account is located and, if different, in the principal financial centre, if any, of the currency of such payment, (c) in relation to any notice or other communication, including notice contemplated under Section 5(a)(i), in the city specified in the address for notice provided by the recipient and, in the case of a notice contemplated by
Section  2(b),  in the place where the relevant new account is to be located and
(d) in relation to Section 5(a)(v)(2), in the relevant locations for performance with respect to such Specified Transaction.

"Loss" means, with respect to this Agreement or one or more Terminated Transactions, as the case may be, and a party, the Termination Currency Equivalent of an amount that party reasonably determines in good faith to be its total losses and costs (or gain, in which case expressed as a negative number) in connection with this Agreement or that Terminated Transaction or group of Terminated Transactions, as the case may be, including any loss of bargain, cost of funding or, at the election of such party but without duplication, loss or cost incurred as a result of its terminating, liquidating, obtaining or reestablishing any hedge or related trading position (or any gain resulting from any of them). Loss includes losses and costs (or gains) in respect of any payment or delivery required to have been made (assuming satisfaction of each applicable condition precedent) on or before the relevant Early Termination Date and not made, except so as to avoid duplication, if Section 6(e)(i)(I) or (3) or 6(e)(ii)(2)(A) applies. Loss does not include a party's legal fees and out-of-pocket expenses referred to under Section Il. A party will determine its Loss as of the relevant Early Termination Date, or, if that is not reasonably practicable, as of the earliest date thereafter as is reasonably practicable. A party may (but need not) determine its Loss by reference to quotations of relevant rates or prices from one or more leading dealers in the relevant markets.

"Market Quotation" means, with respect to one or more Terminated Transactions and a party making the determination, an amount determined on the basis of quotations from Reference Market-makers. Each quotation will be for an amount, if any, that would be paid to such party (expressed as a negative number) or by such party (expressed as a positive number) in consideration of an agreement between such party (taking into account any existing Credit Support Document with respect to the obligations of such party) and the quoting Reference Market-maker to enter into a transaction (the "Replacement Transaction") that would have the effect of preserving for such party the economic equivalent of any payment or delivery (whether the underlying obligation was absolute or contingent and assuming the satisfaction of each applicable condition precedent) by the parties under Section 2(a)(i) in respect of such Terminated Transaction or group of Terminated Transactions that would, but for the occurrence of the relevant Early Termination Date, have been required after that date. For this purpose, Unpaid Amounts in respect of the Terminated Transaction or group of Terminated Transactions are to be excluded but, without limitation, any payment or delivery that would, but for the relevant Early Termination Date, have been required (assuming satisfaction of each applicable condition precedent) after that Early Termination Date is to be included. The Replacement Transaction would be subject to such documentation as such party and the Reference Market-maker may, in good faith, agree. The party making the determination (or its agent) will request each Reference Market-maker to provide its quotation to the extent reasonably practicable as of the same day and time (without regard to different time zones) on or as soon as reasonably practicable after the relevant Early Termination Date. The day and time as of which those quotations are to be obtained will be selected in good faith by the party obliged to make a determination under
Section 6(e), and, if each party is so obliged, after consultation with the other. If more than three quotations are provided, the Market Quotation will be the arithmetic mean of the quotations, without regard to the quotations having the highest and lowest values. If exactly three such quotations are provided, the Market Quotation will be the quotation remaining after disregarding the highest and lowest quotations. For this purpose, if more than one quotation has the same highest value or lowest value, then one of such quotations shall be disregarded. If fewer than three quotations are provided, it will be deemed that the Market Quotation in respect of such Terminated Transaction or group of Terminated Transactions cannot be determined.

"Non-default Rate" means a rate per annum equal to the cost (without proof or evidence of any actual cost) to the Non-defaulting Party (as certified by it) if it were to fund the relevant amount.

"Non-defaulting Party" has the meaning specified in Section 6(a).

"Office" means a branch or office of a party, which may be such party's head or home office.

"Potential Event of Default " means any event which, with the giving of notice or the lapse of time or both, would constitute an Event of Default.

"Reference Market-makers" means four leading dealers in the relevant market selected by the party determining a Market Quotation in good faith (a) from among dealers of the highest credit standing which satisfy all the criteria that such party applies generally at the time in deciding whether to offer or to make an extension of credit and (b) to the extent practicable, from among such dealers having an office in the same city.

"Relevant Jurisdiction" means, with respect to a party, the jurisdictions (a) in which the party is incorporated, organised managed and controlled or considered to have its seat, (b) where an Office through which the party is acting for purposes of this Agreement is located, (c) in which the party executes this Agreement and (d) in relation to any payment, from or through which such payment is made.

"Scheduled Payment Date" means a date on which a payment or delivery is to be made under Section 2(a)(i) with respect to a Transaction.

"Set-off" means set-off, offset, combination of accounts, right of retention or withholding or similar right or requirement to which the payer of an amount under Section 6 is entitled or subject (whether arising under this Agreement, another contract, applicable law or otherwise) that is exercised by, or imposed on, such payer.

"Settlement Amount" means, with respect to a party and any Early Termination Date, the sum of:- -

(a) the Termination Currency Equivalent of the Market Quotations (whether positive or negative) for each Terminated Transaction or group of Terminated Transactions for which a Market Quotation is determined; and

(h) such party's Loss (whether positive or negative and without reference to any Unpaid Amounts) for each Terminated Transaction or group of Terminated Transactions for which a Market Quotation cannot be determined or would not (in the reasonable belief of the party making the determination) produce a commercially reasonable result.

"Specified Entity" has the meaning specified in the Schedule.

"Specified Indebtedness" means, subject to the Schedule, any obligation (whether present or future, contingent or otherwise, as principal or surety or otherwise) in respect of borrowed money.

"Specified Transaction" means, subject to the Schedule, (a) any transaction (including an agreement with respect thereto) now existing or hereafter entered into between one party to this Agreement (or any Credit Support Provider of such party or any applicable Specified Entity of such party) and the other party to this Agreement (or any Credit Support Provider of such other patty or any applicable Specified Entity of such other parry) which is a rate swap transaction, basis swap, forward rate transaction, commodity swap, commodity option, equity or equity index swap, equity or equity index option, bond option, interest rate option, foreign exchange transaction, cap transaction, floor transaction, collar transaction, currency swap transaction, cross-currency rate swap transaction, currency option or any other similar transaction (including any option with respect to any of these transactions), (b) any combination of these transactions and (c) any other transaction identified as a Specified Transaction" in this Agreement or the relevant confirmation.

"Stamp Tax" means any stamp, registration, documentation or similar tax.

"Tax" means any present or future tax, levy, impost, duty, charge, assessment or fee of any nature (including interest, penalties and additions thereto) that is imposed by any government or other taxing authority in respect of any payment under this Agreement other than a stamp, registration, documentation or similar tax.

"Tax Event" has the meaning specified in Section 5(b).

"Tax Event Upon Merger" has the meaning specified in Section 5(b).

"Terminated Transactions" means with respect to any Early Termination Date (a) if resulting from a Termination Event, all Affected Transactions and (b) if resulting from an Event of Default, all Transactions (in either case) in effect immediately before the effectiveness of the notice designating that Early Termination Date (or, if "Automatic Early Termination" applies, immediately before that Early Termination Date).

"Termination Currency" has the meaning specified in the Schedule.

"Termination Currency Equivalent" means, in respect of any amount denominated in the Termination Currency, such Termination Currency amount and, in respect of any amount denominated in a currency other than the Termination Currency (the "Other Currency"), the amount in the Termination Currency determined by the party making the relevant determination as being required to purchase such amount of such Other Currency as at the relevant Early Termination Date, or, if the relevant Market Quotation or Loss (as the case may be), is determined as of a later date, that later date, with the Termination Currency at the rate equal to the spot exchange rate of the foreign exchange agent (selected as provided below) for the purchase of such Other Currency with the Termination Currency at or about 11:00 am. (in the city in which such foreign exchange agent is located) on such date as would be customary for the determination of such a rate for the purchase of such Other Currency for value on the relevant Early Termination Date or that later date. The foreign exchange agent will, if only one party is obliged to make a determination under Section 6(e), be selected in good faith by that party and otherwise will be agreed by the parties.

"Termination Event" means an Illegality, a Tax Event or a Tax Event Upon Merger or, if specified to be applicable, a Credit Event Upon Merger or an Additional Termination Event.

"Termination Rate" means a rate per annum equal to the arithmetic mean of the cost (without proof or evidence of any actual cost) to each party (as certified by such party) if it were to fund or of funding such amounts.

"Unpaid Amounts" owing to any party means, with respect to an Early Termination Date, the aggregate of (a) in respect of all Terminated Transactions, the amounts that became payable (or that would have become payable but for Section 2(a)(iii)) to such party under Section 2(a)(i) on or prior to such Early Termination Date and which remain unpaid as at such Early Termination Date and
(b) in respect of each Terminated Transaction, for each obligation under Section 2(a)(i) which was (or would have been but for Section 2(a)(iii)) required to be settled by delivery to such party on or prior to such Early Termination Date and which has not been so settled as at such Early Termination Date, an amount equal to the fair market value of that which was (or would have been) required to be delivered as of the originally scheduled date for delivery, in each case together with (to the extent permitted under applicable law) interest, in the currency of such amounts, from (and including) the date such amounts or obligations were or would have been required to have been paid or performed to (but excluding) such Early Termination Date, at the Applicable Rate. Such amounts of interest will be calculated on the basis of daily compounding and the actual number of days elapsed. The fair market value of any obligation referred to in clause (b) above shall be reasonably determined by the party obliged to make the determination under Section 6(e) or, if each party is so obliged, it shall be the average of the Termination Currency Equivalents of the fair market values reasonably determined by both parties.

IN WITNESS WHEREOF the parties have executed this document on the respective dates specified below with effect from the date specified on the first page of this document.



________________________                             __________________________
(Name of Party)                                      (Name of Party)



By:_____________________                        By:___________________

Name:                                           Name:
Title:                                          Title:
Date:                                           Date:

s:\oper\tal\isda.agr

                                    SCHEDULE
                                     to the
                                MASTER AGREEMENT

                            dated as of May 21, 1999

                                     between

                         KNAPE & VOGT MANUFACTURING CO.,
                                  a corporation
           organized or formed under the laws of the State of Michigan
                                   ("Party A")

                                       and

                      BANK ONE, MICHIGAN (fka, NBD Bank), a
            banking corporation organized under the laws of the State
                                   of Michigan
                with its main office located in Detroit, Michigan
                                   ("Party B")


Part 1.  Termination Provisions and Certain Other Matters

In this Agreement:

(a) "Specified Entity" will apply to Party A and will mean, for purposes of Sections 5(a)(v), 5(a)(vi), 5(a)(vii) and 5 (b)(ii) of this Agreement, any Affiliate of Party A and will not apply to Party B.

(b) "Specified Transaction" includes (solely with Party A as a potential Defaulting Party) with respect to Party A, in addition to the transactions specified in Section 12 of this Agreement, any transaction between Party A (or any Affiliate of Party A), on the one hand, and Party B (or any Affiliate of Party B), on the other, and with respect to Party B shall have the meaning specified in Section 12 of this Agreement.

(c) "Cross Default" will apply to Party A and shall not have its meaning as defined in Section 5(a)(vi) of this Agreement but shall instead mean any default (however described) under the Credit Agreement (hereinafter defined).

(d) The "Credit Event upon Merger" provisions of Section 5(b)(ii) will apply to Party A and will not apply to Party B.

(e) The "Automatic Early Termination" provision of Section 6(a) will not apply to Party A or Party B.

(f)  Payments on Early Termination. For the purpose of Section 6(e):

     "Market Quotation" and the "Second Method" will apply if the Early Termination Date results from a Termination Event, provided that "Market Quotation" in respect of any Terminated Transaction that is, or is subject to, an unexercised option shall be determined such that the quotation obtained from Reference

     Market-makers for a Replacement Transaction takes into account, or is made in respect of, the economic equivalent of the right or rights granted pursuant to such option.

     "Loss" and the "Second Method" will apply if the Early Termination Date results from an Event of Default.


Part 2. Agreement to Deliver Documents

Documents to be delivered by Party A:

(a)  upon execution of this Agreement:

     (i) evidence reasonably satisfactory to Party B of Party A's authority to execute, deliver and perform under this Agreement;

    (ii) evidence reasonably satisfactory to Party B of the authority and genuine signature of the individual(s) executing this Agreement on behalf of Party A; and

   (iii) upon demand by Party B, an opinion of counsel in relation to the representations made by Party A under Section 3(a), in form and substance reasonably satisfactory to Party B.

(b)  within thirty days after demand by Party B:

     (i) evidence reasonably satisfactory to Party B of the authority and genuine signature of the individual(s) executing any Confirmations entered into from time to time hereunder on behalf of Party A; and

    (ii) copies of audited, publicly available financial statements or call reports (1) of Party A or, as appropriate, (2) in which Party A's financial position is consolidated and reported together with that of certain of its Affiliates.


Part 3. Miscellaneous

(a)  Addresses for Notices. For the purpose of Section 10(a) of this Agreement:

     Address for notices or communications to Party A:

               KNAPE & VOGT MANUFACTURING CO.
               2700 Oak Industrial Dr.
               Grand Rapids, MI 49505-6083
               Attention: Mr. Jack Poindexter, Chief Financial Officer Telephone No.: (616) 459-3311
               Facsimile No.: (616) 459-3467

     Address for notices or communications to Party B:

               BANK ONE, MICHIGAN (fka, NBD Bank)
               c/o The First National Bank of Chicago
               One First National Plaza
               Chicago, Illinois 60670
               Attention: Risk Insurance Division
               Suite 0045
               Facsimile No.: (312) 732-5645

(b) Calculation Agent. The Calculation Agent is Party B, unless otherwise specified in a Confirmation in relation to the relevant Transaction.

(c)  Credit  Support  Document.   means,  in  relation  to  either  party:  none
     specified.

(d)  Credit  Support  Provider.   means,  in  relation  to  either  party:  none
     specified.

(e) Governing Law. This Agreement will be governed by and construed in accordance with the laws of the State of New York (without reference to choice of law doctrine).

(f) Waiver of Jury Trial. EACH PARTY IRREVOCABLY WAIVES ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING IN CONNECTION WITH THIS AGREEMENT OR ANY TRANSACTION.

(g) Netting of Payments. Section 2(c)(ii) shall apply; provided that either party may cause payments due on the same day in the same currency (between the same Offices) but under different Transactions to be discharged and replaced with a single, netted payment obligation by providing the other party with a written statement detailing the calculation of such net amount payable not later than two Business Days prior to the relevant due date.

(h) "Affiliate" means, with respect to each party, any entity that, directly or indirectly, controls, is controlled by, or is under common control with such party. For this purpose, a person shall be deemed to "control" any entity if such person, directly or indirectly or acting through one or more other persons, (a) owns, controls or has the power to vote 50% or more of any class of voting securities of such entity, (b) is a general partner of such entity, (c) controls in any manner the election of a majority of the directors, trustees or other similar officials of such entity, or (d) otherwise exercises a controlling influence over the management or policies of such entity.


Part 4. Other Provisions

(a)  Additional  Representations.  In  addition to the  representations  made in
     Section 3 of the Agreement, each party hereby represents and warrants to the other party (which representations will be deemed to be repeated by each party on each date on which a Transaction is entered into) as follows:

     (i)  It qualifies as an "eligible  swap  participant"  under 17 C.F.R.  ss.
          35.1;

    (ii) It is not relying (for purposes of making any investment decision or otherwise) upon any advice, counsel or representations (whether written or oral) of the other party to this Agreement, other than the representations expressly set forth in this Agreement, each Credit Support Document and in any Confirmation;

   (iii) It has consulted with its own legal, regulatory, tax, business, investment, financial and accounting advisors to the extent it has deemed necessary, and has made its own investment, hedging and trading decisions (including decisions regarding the suitability of any Transaction pursuant to this Agreement) based upon its own judgment and upon any advice from such advisors as it has deemed necessary and not upon any view expressed by the other party to this Agreement;

    (iv) It has a full understanding of all the terms, conditions and risks (economic and otherwise) of this Agreement, each Credit Support Document and each Transaction, and is capable of assuming and willing to assume (financially and otherwise) such risks;

     (v) It is entering into this Agreement, each Credit Support Document and each Transaction for the purposes of managing its borrowings or investments, hedging its underlying assets or liabilities or in connection with a line of business, and not for purposes of speculation; and

    (vi) It is entering into this Agreement and will enter into all Transactions as principal and in connection with its business or the management of its business, and not as agent or in any other capacity, fiduciary or otherwise.

(b)  Set-Off.

     (i) Any amount (the "Early Termination Amount") payable to one party (the "Payee") by the other party (the "Payer") under Section 6(e), in circumstances where there is a Defaulting Party or one Affected Party in the case where a Termination Event under Section 5(b)(ii) has occurred, will, at the option of the party ("X") other than the Defaulting Party or the Affected Party (and without prior notice to the Defaulting Party or the Affected Party), be reduced by its set-off against an amount(s) (the "Other Agreement Amount") payable (whether at such time or in the future or upon the occurrence of a contingency) by the Payee to the Payer or any of the Payer's Affiliates (irrespective of the currency, place of payment or booking office of the obligation, the "Other Payee") under any other agreement(s) between the Payee and the Other Payee or instrument(s) or undertaking(s) issued or executed by one such entity to, or in favor of, the other (and the Other Agreement Amoun will be discharged promptly and in all respects to the extent it is so set-off). X will give notice to the other party of any set-off effected under this Part 4 (b).

    (ii) If an obligation is unascertained, X may in good faith estimate that obligation and set-off in respect of an estimate, subject to the relevant party accounting to the other when the obligation is ascertained.

   (iii) Nothing in this Part 4 (b) shall be effective to create a security interest. This Part 4 (b) shall be without prejudice and in addition to any right of set-off, combination of accounts, lien or other right to which any party is at any time otherwise entitled (whether by operation of law, contract or otherwise).

    (iv) If the Payer is a Non-defaulting Party and the Payee is a Defaulting Party, then it shall be a condition precedent to the Payer's obligation to pay the Early Termination Amount to the Payee that all Other Agreement Amounts have been paid in full or satisfied by offset as set forth above.

(c) Recorded Conversations. Each party may electronically record any and all telephone conversations between itself and the other party in connection with this Agreement (including any Transaction) and agrees that any such recordings may be submitted in evidence to any court or in any proceeding for the purpose of establishing any matters pertinent thereto.

(d) Incorporation. Each Transaction entered into under this Agreement will be subject to, and governed by the provisions of, the 1991 ISDA Definitions (as published by the International Swaps and Derivatives Association, Inc., and as supplemented by the 1998 Supplement thereto, the "Definitions"), without regard to any amendments to the Definitions subsequent to the date hereof.

(e) Inconsistency. In the event of any inconsistency between the provisions of this Schedule and the Definitions, this Schedule shall prevail. In the event of any inconsistency between the provisions of a Confirmation and the Definitions, the Confirmation shall prevail for purposes of the Transaction evidenced thereby.


Part 5.  Additional Terms

Credit Agreement. Until all of Party A's obligations (whether absolute or contingent) under this Agreement have been satisfied in full, Party A will at all times perform, comply with and observe all covenants and agreements of the Credit Agreement applicable to it, which covenants and agreements, together with related definitions and ancillary provisions, are hereby incorporated by reference and, for the avoidance of doubt, shall be construed to apply hereunder for the benefit of Party B as though (i) all references therein to the party or parties making loans, extensions of credit or financial accommodations thereunder or commitments therefor ("Financings") were to Party B and (ii) to the extent that such covenants and agreements are conditioned on or relate to the existence of such Financings or Party A having any obligations arising out of or in connection therewith, all references to such Financings or obligations were to Party A's obligations under this Agreement.

"Credit Agreement" means that certain Loan Agreement, dated as June 1, 1999, among Party A, as the Borrower, and Old Kent Bank, as the Bank, as the same exists on the date of execution of this Agreement and without regard to (i) any termination or cancellation thereof, whether by reason of payment of all indebtedness incurred thereunder or otherwise, or (ii) unless consented to in writing by Party B, any amendment, modification, addition, waiver or consent thereto or thereof.


IN WITNESS WHEREOF, the parties have executed this Schedule by their duly authorized officers as of the date hereof.



KNAPE & VOGT MANUFACTURING CO.                BANK ONE, MICHIGAN (fka, NBD Bank)



By: _______________________                   By: ____________________________
Name: _____________________                   Name: __________________________
Title: ____________________                   Title: _________________________

TO:                  KNAPE & VOGT MANUFACTURING CO.

ATTN:                Swaps Administration

FAX NO.:             616-459-3467

FROM:                BANK ONE, MI

DATE:                21 May 1999

RE. OUR REF:         21377



The purpose of this letter agreement is to confirm the terms and conditions of the Transaction entered into between KNAPE & VOGT MANUFACTURING CO and BANK ONE, MI on the Trade Date specified below. This Transaction shall be governed by the International Swaps and Derivatives Association Inc. ((a)ISDA) Master Agreement ((a)Master Agreement) with a first draft of a Schedule thereto to be provided by BANK ONE, MI. This letter shall evidence a binding Agreement between the parties until such time as the Master Agreement is executed, and upon its execution shall become a Confirmation thereunder. Terms used and not otherwise defined herein shall have their meaning defined in the 1991 ISDA Definitions (as supplemented by the 1998 Supplement and further amended and supplemented by the 1998 ISDA Euro Definitions) (the "Definitions"), as published by the
International Swaps and Derivatives Association Inc. The definitions and provisions contained in the 1991 ISDA Definitions are incorporated into this Confirmation. In the event of any inconsistency between the Definitions and provisions and this Confirmation, this Confirmation will govern.

If you and we are not parties to a Master Agreement, then you and we agree to use our best efforts to negotiate promptly, execute and deliver a Master Agreement including a standard form of Schedule attached thereto and made a part thereof, with such modifications as you and we shall in good faith agree. Upon execution and delivery by you and us of a Master Agreement, this Confirmation shall supplement, form a part of and be subject to such Master Agreement. Until you and we execute and deliver a Master Agreement, this Confirmation shall supplement, form part of and be subject to the Master Agreement published by the International Swap and Derivatives Association Inc., as if you and we had executed that Agreement (but without any Schedule thereto). However, notwithstanding the foregoing, until such Master Agreement is executed, the Termination Currency shall be United States Dollars and the Governing Law shall be the laws of England. After such Master Agreement is executed the Termination Currency and Governing Law shall be those stated within the Schedule to the Master Agreement.

TERM
----

TRADE DATE:                21 May 1999

EFFECTIVE DATE:            1 June 1999

TERMINATION DATE:          1 June 2006,  subject  to  adjustment  in  accordance
                           with the Modified Following  Business Day Convention.

NOTIONAL AMOUNT:           The  following amounts corresponding to the following
                           respective periods (dates subject to the Business Day
                           Convention specified below):

Period(from and including to but excluding)                Amount
1 June 1999                  1 September 1999              USD     17,000,000.00
1 September 1999             1 June 2006                   USD     20,000,000.00


FIXED AMOUNTS
-------------

FIXED RATE PAYER:        KNAPE & VOGT MANUFACTURING CO


FIXED RATE PAYER
PAYMENT DATES:           Each 1 March,  1 June,  1 September,  1  December  from
                         and including 1 September 1999, to and including 1 June
                         2006, subject to adjustment in accordance with the Modified Following Business Day Convention.

FIXED RATE:              6.25%

FIXED RATE DAY
COUNT FRACTION:          Actual/360

ROUNDING CONVENTION:     As per ISDA

FLOATING AMOUNTS
----------------

FLOATING RATE PAYER:               BANK ONE, MI

FLOATING RATE PAYER
PAYMENT DATES:                     Each 1 March, 1 June, 1 September, 1 December
                                   from and including 1 September 1999, to and including 1 June 2006, subject to adjustment in accordance with the Modified Following
                                   Business Day Convention.

FLOATING RATE FOR INITIAL
CALCULATION PERIOD:                5.05125%



FLOATING RATE OPTION:              USD-LIBOR-BBA


DESIGNATED MATURITY:               3 Months






FLOATING RATE DAY COUNT
FRACTION:                          Actual/360


RESET DATES:                       The first day of each Calculation Period


ROUNDING CONVENTION:               As per ISDA

BUSINESS DAYS:                     London, New York



ADDITIONAL PROVISIONS
---------------------

NEGATIVE INTEREST RATES:           Applicable

ACCOUNT DETAILS
---------------

Payments to KNAPE & VOGT MANUFACTURING CO in USD:
    ***TO BE ADVISED***

Payments to BANK ONE, MI in USD:



PAY TO:                             BANK ONE, DETROIT
ABA NUMBER:                         072000326
FOR THE ACCOUNT OF:                 BANK ONE
ACCOUNT NUMBER:                     1059907270
ATTN OR REF:


OFFICES
-------

(a)      The Office of BANK ONE in Detroit

(b)      The Office of KNAPE & VOGT MANUFACTURING CO  in

Dealing with Confirmations on our behalf:
         Kevin Doyle  312-732-2148

Dealing with Settlements on our behalf:
         Matt Ruona  312-732-4333


Please  confirm  that  the  foregoing  correctly  sets  forth  the  terms of our
agreement  by  executing   this  letter  and   returning  it  via  facsimile  to
312-336-4403.

                                              Yours sincerely,
                                              BANK ONE, MI

                                              By: __________________________
                                              Name: Dianne Schuyler
                                              Title:    Assistant Vice President

                                              By: __________________________

                                              Name: ________________________
                                              Title: _______________________

Confirmed as of the date first above written:


KNAPE & VOGT MANUFACTURING CO
By: _______________________________

Name: _____________________________
Title: ____________________________

                                   EXHIBIT 21

         SCHEDULE OF SUBSIDIARIES OF KNAPE & VOGT MANUFACTURING COMPANY


Knape & Vogt Canada, Inc. (organized under the laws of Ontario, Canada)

Feeny Manufacturing Company (organized under the laws of Michigan)

                                   EXHIBIT 23


         Consent of Independent Certified Public Accountants



We hereby  consent to the  incorporation  by reference of our reports dated July
30, 1999, relating to the consolidated financial statements and schedule of Knape & Vogt Manufacturing Company, appearing in that Corporation's annual report on Form 10-K for the year ended June 30, 1999, in that corporation's previously filed Form S-8 Registration Statements (file numbers 33-20227, 33-43704, 33-88206 and 33-88212).




BDO Seidman, LLP
Grand Rapids, Michigan
September 15, 1999