Form 10-Q
period 1999-10-02
KNAPE & VOGT MANUFACTURING CO
filed 1999-11-05
CIK 56362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 2, 1999

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

                              YES __X__   NO _____

        2,076,516 common shares were outstanding as of October 29, 1999. 2,194,822 Class B common shares were outstanding as of October 29, 1999.

The Exhibit Index appears on page 15.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                                      INDEX
                                                                        Page No.

PART I.   FINANCIAL INFORMATION

    Item 1.  Financial Statements.

        Condensed Consolidated Balance Sheets
        --October 2, 1999 and June 30, 1999....................................2

        Condensed Consolidated Statements of Income
        --Three Months Ended October 2, 1999 and September 30, 1998............3

        Condensed Consolidated Statements of Cash Flows
        --Three Months Ended October 2, 1999 and September 30, 1998............4

        Notes to Condensed Consolidated Financial Statements.................5-7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................8-11

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......12

PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K.................................13

SIGNATURES....................................................................14

EXHIBIT INDEX ................................................................15

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)            (Audited)
                                                                                 Oct. 2, 1999        June 30, 1999
                                                                                -------------        -------------
Assets
Current assets
     Cash and equivalents                                                       $   1,796,579        $   1,621,002
     Accounts receivable - net                                                     19,997,855           18,930,039
     Inventories                                                                   12,448,574           13,149,649
     Prepaid expenses and other                                                     1,993,393            2,008,809
                                                                                -------------        -------------
Total current assets                                                               36,236,401           35,709,499
                                                                                -------------        -------------
Property, plant and equipment                                                      68,827,063           66,656,411
Less accumulated depreciation                                                      32,603,787           31,357,471
                                                                                -------------        -------------
Net property, plant and equipment                                                  36,223,276           35,298,940
                                                                                -------------        -------------

Goodwill                                                                            5,182,572              575,433
Other assets                                                                        3,198,550            3,476,117
                                                                                -------------        -------------
                                                                                $  80,840,799        $  75,059,989
                                                                                =============        =============

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                                           $  11,013,838        $   9,129,514
     Other accrued liabilities                                                      8,203,010            8,444,285
                                                                                -------------        -------------
Total current liabilities                                                          19,216,848           17,573,799
                                                                                -------------        -------------

Long-term debt                                                                     21,050,000           17,700,000
Deferred income taxes and other long-term liabilities                               8,062,863            8,027,405
                                                                                -------------        -------------
Total liabilities                                                                  48,329,711           43,301,204
                                                                                -------------        -------------

Stockholders' Equity
Common stock (Common - 2,080,916 and 2,073,148 shares issued,
       Class B common - 2,194,822 and 2,238,227 shares issued,
       Preferred - unissued)                                                        8,551,476            8,622,750
Additional paid-in capital                                                          3,861,799            4,409,415
Accumulated other comprehensive income:
       Foreign currency translation adjustment                                        (30,999)             (29,983)
       Minimum supplemental executive retirement plan
          liability adjustment                                                       (448,555)            (448,623)
Retained earnings                                                                  20,577,367           19,205,226
                                                                                -------------        -------------
Total stockholders' equity                                                         32,511,088           31,758,785
                                                                                -------------        -------------

                                                                                $  80,840,799        $  75,059,989
                                                                                =============        =============

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three Months Ended
                                                     Oct. 2, 1999          Sept. 30, 1998
                                                   ----------------       ----------------
Net sales                                          $     35,687,624       $     43,678,644

Cost of sales                                            26,294,114             33,784,740
                                                   ----------------       ----------------
Gross profit                                              9,393,510              9,893,904

Selling and administrative expenses                       5,897,749              6,208,269
                                                   ----------------       ----------------
Operating income                                          3,495,761              3,685,635

Other expenses (income)                                     317,949               (286,347)
                                                   ----------------       ----------------
Income before income taxes                                3,177,812              3,971,982

Income taxes                                              1,133,000              1,450,000
                                                   ----------------       ----------------
Net income                                         $      2,044,812       $      2,521,982
                                                   ================       ================

Basic earnings per share:
Net income per share                               $          0.48        $           0.42
                                                   ================       ================

Weighted average shares outstanding                       4,291,166              5,963,149

Diluted earnings per share:
Net income per share                               $           0.48       $           0.42
                                                   ================       ================

Weighted average shares outstanding                       4,296,320              5,981,511

Cash dividend - common stock                       $           .165       $           .165

Cash dividend - Class B common stock               $            .15       $            .15

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended
                                                                     Oct. 2, 1999           Sept. 30, 1998
                                                                  ----------------        -----------------
Operating Activities:
    Net income                                                    $    2,044,812          $    2,521,982
    Non-cash items:
        Depreciation and amortization                                  1,410,100               1,698,645
        Deferred income taxes                                            (65,000)                 53,000
        Other long-term liabilities                                       98,778                 (25,591)
        Stock grants earned                                                    -                  59,062
        Changes in operating assets and liabilities:
            Accounts receivable                                         (406,632)               (328,597)
            Inventories                                                  951,778                 554,633
            Other current assets                                          44,114                 710,045
            Accounts payable and accrued expenses                      1,139,374              (3,372,137)
                                                                  --------------          --------------
    Net cash provided by operating activities                          5,217,324               1,871,042
                                                                  --------------          --------------

Investing Activities:
    Additions to property, plant and equipment                        (1,947,282)               (373,399)
    Sale of Hirsh subsidiary                                                   -              18,129,569
    Net cash paid for acquisition                                     (5,267,877)                      -
    Payments for other non-current assets                                120,001                   7,493
                                                                  --------------          --------------
    Net cash provided by (used for) investing activities              (7,095,158)             17,763,663
                                                                  --------------          --------------

Financing Activities:
    Cash dividends paid                                                 (672,671)               (945,069)
    Proceeds from issuance of common stock                               180,999                 410,083
    Repurchase and retirement of common stock                           (806,992)                      -
    Borrowings (payments) on long-term debt                            3,350,000              (9,700,000)
                                                                  --------------          --------------
    Net cash provided by (used for) financing activities               2,051,336             (10,234,986)
                                                                  --------------          --------------

Effect of Exchange Rate Changes on Cash                                    2,075                 (36,116)
                                                                  --------------          --------------

Net Increase in Cash and Equivalents                                     175,577               9,363,603

Cash and equivalents, beginning of year                                1,621,002               3,057,158
                                                                  --------------          --------------

Cash and equivalents, end of period                               $    1,796,579          $   12,420,761
                                                                  ==============          ==============
Cash Paid During the Period - interest                            $      314,987          $      172,383
                            - income taxes                        $       10,000          $      217,773

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations and consist of only normal recurring adjustments. Interim results are not necessarily indicative of the results for the year-end and are subject to year-end adjustments, and audit by independent public accountants. The balance sheet at June 30, 1999, has been taken from the audited financial statements at that date. The condensed consolidated financial statements and notes should be read in conjunction with the Company's 1999 annual report.

Effective July 1, 1999, the Company adopted a 52- or 53-week fiscal year, changing the year-end date from June 30 to the Saturday nearest the end of June.

Certain prior year information has been reclassified to conform to the current year presentation.

Note 2 - Common Stock and Per Share Information

Common stock is $2 par - shares authorized 6,000,000 of common stock and 4,000,000 of Class B common stock.

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the periods presented:

                                                 Oct. 2, 1999                  Sept. 30, 1998
                                                 ------------                  --------------
Numerators:
  Numerator for both basic and
  diluted EPS, net income                        $   2,044,812                 $   2,521,982
                                                 =============                 =============
Denominators:
  Denominator for basic EPS,
  weighted-average common shares
  outstanding                                        4,291,166                     5,963,149
  Potentially dilutive shares
  resulting from stock option plans                      5,154                        18,362
                                                 -------------                 -------------
  Denominator for diluted EPS                        4,296,320                     5,981,511
                                                 =============                 =============

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

                                                 Oct. 2, 1999                  Sept. 30, 1998
                                              -----------------              ------------------
Exercise Price
  $18.41                                            10,450                            -
  $20.00                                            10,000                       18,000

Note 3 - Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

                                              Oct. 2, 1999             June 30, 1999
                                              ------------             -------------
Finished products                             $   7,692,056            $   8,523,866
Work in process                                   1,623,609                1,634,904
Raw materials                                     3,132,909                2,990,879
                                              -------------            -------------
Total                                         $  12,448,574            $  13,149,649
                                              =============            =============

Note 4 - New Accounting Standards Not Yet Adopted

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounts Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement requires companies to recognize all derivative contracts on the balance sheet at fair value and establishes accounting rules or changes in fair value that result from hedging activities. The statement is effective for fiscal years beginning after June 15, 2000. Management is currently evaluating the impact that the statement may have on its financial statements.

Note 5 - Comprehensive Income

Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners and distributions to owners.

Comprehensive income and its components consist of the following:

Three months ended                                 Oct. 2, 1999         Sept. 30, 1998
--------------------------------------------------------------------------------------
Net income                                        $   2,044,812         $    2,521,982
Other comprehensive income:
  Foreign currency translation adjustment                (1,016)               (92,636)
  Minimum SERP liability adjustment                          68                      -
                                                  -------------         --------------

Comprehensive income                              $   2,043,864         $    2,429,346
                                                  =============         ==============

Note 6 - Acquisition

On October 1, 1999, the Company acquired substantially all of the assets of Idea Industries, Inc. ("Idea"). Idea designs, manufactures and markets ergonomic office products, including adjustable keyboard mechanisms, keyboard and computer mouse platforms, wrist rests and CPU holders. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on the estimated fair values at the date of the acquisition. The cost of the acquisition in excess of net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The financial statements reflect the preliminary allocation of the purchase price. Goodwill associated with the acquisition may be adjusted pending subsequent finalization of the closing balance sheet.

The terms of the Idea acquisition agreement provide for additional consideration to be paid if Idea's sales exceed certain targeted levels. The consideration, if earned, will be paid in cash and recorded as additional purchase price. The maximum amount of contingent consideration is $550,000 payable through 2001.

The results of the acquisition were not material to the Company's consolidated operating results, therefore pro forma financial statements have not been prepared.

Note 7 - Sale of The Hirsh Company

On September 1, 1998, the Company sold The Hirsh Company "(Hirsh)", a wholly owned subsidiary. This resulted in a pre-tax loss of $11,800,000, which was included in the June 30, 1998, financial results. The loss included the write-off of the unamortized balance of goodwill recorded in connection with the purchase of Hirsh. In connection with the sale, the Company recognized an additional tax cost of $1,000,000, resulting in a total loss related to the sale of Hirsh of $12,800,000.

Note 8 - Stock Repurchase

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

At each of the January 22, 1999 and the August 20, 1999 Board of Directors meetings, the Board approved an additional 400,000 shares for the stock repurchase program. Utilizing these Board authorizations, the Company has purchased 47,437 shares during the first quarter of fiscal 2000 for approximately $.8 million with the price per share ranging from approximately $15.75 to $17.125.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed in this section include forward-looking statements involving risks and uncertainties. When used in this document, the words "believes," "expects," "anticipates," "goal," "think," "forecast," "project," and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning future revenue growth, and the expected ability of the Company and its key customers, dealers and suppliers to successfully manage Year 2000 issues. Such statements are subject to certain risks and uncertainties, which would cause actual results to differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements that speak only as of the date of this report.


RESULTS OF OPERATIONS

Net Sales

The following table indicates the Company's sales (in millions) and percentage of total sales by product category for the three-month periods ended:

                                         Three Months Ended
                                         ------------------
                            Oct. 2,                     Sept. 30,
                             1999         %               1998           %
                           --------------------         ---------------------
Shelving systems              $12.3      34.5%             $19.4        44.4%
Drawer slides                  16.9      47.3%              17.6        40.3%
Hardware                        6.5      18.2%               6.7        15.3%
                           -------------------          ---------------------

Total                         $35.7     100.0%             $43.7       100.0%
                           ===================          =====================

Net sales for the first quarter of fiscal 2000 were $35.7 million compared to $43.7 million for the same period in the prior year. The primary reason for the decline in net sales in the quarter ended October 2, 1999, was the sale of The Hirsh Company in September 1998. This was also the reason for the decline in the sales of shelving systems. Excluding the contribution of the Hirsh sales, net sales were $36.2 million for the first quarter of fiscal 1999.

Gross Profit

Gross profit, as a percentage of net sales, was 26.3% for the first quarter of fiscal 2000 compared to 22.7% for the same period in the prior year. The increase in gross profit during the first quarter of fiscal 2000 reflects the Company's restructuring efforts, including the sale of The Hirsh Company, and its emphasis on cost reduction combined with continuous improvement in the manufacturing process.

Operating Expenses

Selling and administrative expenses, as a percentage of net sales, for the first quarter ended October 2, 1999, were 16.5% compared to 14.2% in the same period in the prior year. Excluding the Michigan Single Business Tax refunds of $852,460 pre-tax, prior year selling and administrative expenses would have been 16.2% of net sales. The remaining increase in fiscal 2000 expenses reflected higher levels of spending associated with the launch of certain new products and additional development costs being incurred to bring other new products to market.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Other Expenses/(Income)

Interest expense was $326,348 for the first quarter of fiscal 2000, compared to $117,165 for the same period in the prior year. The increase in interest expense was attributable to the higher level of borrowings during the first quarter of fiscal 2000.

Other miscellaneous income was $8,399 for the first quarter of fiscal 2000, compared to $403,512 in the prior year. The income recognized in fiscal 1999 reflects interest income received on Michigan Single Business tax refunds and two patent infringement settlements.

Income Taxes

The effective tax rate for the quarter ended October 2, 1999, was 35.7% compared with the rate of 36.5% for the same period in the prior year.

Net Income

For the quarter ended October 2, 1999, net income was $2,044,812 or $.48 per diluted share compared to $2,521,982 or $.42 per diluted share for the first quarter of last year. As described previously, fiscal 1999 net income was favorably impacted by $813,582, or $.13 per diluted share for the Michigan Single Business Tax refunds and the patent and royalty settlements. Fiscal 2000 earnings per share represented a first-quarter record.

Liquidity and Capital Resources

Net cash from operating activities for the first three months provided $5,217,324 as compared to $1,871,042 for the first three months of fiscal 1999. Cash flows were positively impacted by the increase in accounts payable and accrued expenses due to a higher level of raw material purchases and an extra day added to the quarter due to the conversion to a 52-week fiscal year.

Capital expenditures totaled $1,947,282 for the three months ended October 2, 1999, compared to $373,399 for the three months ended September 30, 1998. The increased capital spending reflects investments in manufacturing technology and tooling for new products. There were no significant capital expenditure commitments at October 2, 1999. Capital expenditures are anticipated to remain at approximately the same level as in the first quarter.

On October 1, 1999, the Company acquired substantially of all of the assets of Idea Industries, Inc. ("Idea") for a purchase price of $5,267,877. Idea designs, manufactures and markets ergonomic office products, including adjustable keyboard mechanisms, keyboard and computer mouse platforms, wrist rests and CPU holders. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on the estimated fair values at the date of the acquisition. The cost of the acquisition in excess of net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The financial statements reflect the preliminary allocation of the purchase price. Goodwill associated with the acquisition may be adjusted pending subsequent finalization of the closing balance sheet.

The terms of the Idea acquisition agreement provide for additional consideration to be paid if Idea's sales exceed certain targeted levels. The consideration, if earned, will be paid in cash and recorded as additional purchase price. The maximum amount of contingent consideration is $550,000 payable through 2001.

In fiscal 1999, the Company recorded $18,129,569 of proceeds from the sale of the Hirsh subsidiary and the related loss in fiscal 1998.

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

At each of the January 22, 1999 and the August 20, 1999 Board of Directors meetings, the Board approved an additional 400,000 shares for the stock repurchase program. Utilizing these Board authorizations, the Company has purchased 47,437 shares during the first quarter of fiscal 2000 for approximately $.8 million with the price per share ranging from approximately $15.75 to $17.125. Since the beginning of the stock repurchase program in fiscal 1999, the Company has purchased 1,720,180 shares for approximately $34.2 million.

The long-term debt balance increased to $21,050,000 at October 2, 1999, compared to $17,700,000 at June 30, 1999. There was no outstanding debt at September 30, 1998. The increase from June 30, 1999, reflects funds utilized to acquire Idea. The increase from the September 30, 1998, balance reflects funds utilized for the stock repurchase program.

Anticipated cash flows from operations and available balances on the revolving credit line are expected to be adequate to fund working capital, capital expenditures and dividend payments.

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

In 1995, the Company established a Year 2000 task force for Information Technology ("IT") to develop and implement a Year 2000 readiness program. The Company has developed a Year 2000 readiness plan, and has completed the audit, assessment and scope phases of its plan. The Company has completed an inventory of the software applications that it uses. The Company has also installed its Corporate Information System software at its subsidiaries to improve efficiency and facilitate Year 2000 compliance. The Company estimates that the implementation phase is 95% complete for the Company's IT systems. The Company's readiness program includes installing software releases designed to cause the software to be Year 2000 compliant. The Company has completed the remediation and is in the process of testing its IT systems for Year 2000 compliance, and expects testing activities to continue through 1999. The Company reached its goal to be substantially Year 2000 compliant by December 1998, to allow for testing all systems during 1999.

In addition, in 1997 the Company began evaluating non-IT systems such as imbedded chips in production equipment and personal computer hardware and software. The Company's goal was to substantially complete the remediation of non-IT systems by June 30, 1999. The Company presently is finishing the process of testing and implementation, and is upgrading its non-IT systems to become Year 2000 compliant, as new releases are available form software vendors.

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

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The Company does not presently anticipate that the costs to address the Year 2000 issue will have a materially adverse effect on the Company's financial condition, results of operations or liquidity. To date, the Company has spent approximately $885,000 on the Year 2000 issue and expects to spend an additional $38,000 to complete this work.

The Company presently anticipates that it will complete its Year 2000 assessment and remediation by December 31, 1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 remediation plan according to the anticipated schedule.

Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company is developing contingency plans for major processes, in the event that it should have an interruption during the first week. In addition, the Company may be adversely affected by the inability of other companies, whose systems interact with the Company, to become Year 2000 compliant and by potential interruptions of utility, communication or transportation systems as a result of Year 2000 issues. The Company is preparing a scenario where business could be interrupted for 3-5 days similar to an outage for a major storm. Contingency plans are also considering the possible effects of a change in business activity, which may be caused by inventory pickup or slowdown in the last quarter.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


The Company is exposed to market risks, which include changes in the foreign currency exchange rate as measured against the U.S. dollar and changes in U.S. interest rates. The Company holds a derivative instrument in the form of an interest rate swap, which is viewed as a risk management tool and is not used for trading or speculative purposes. The intent of the interest rate swap is to effectively fix the interest rate on part of the borrowings under the Company's variable rate revolving credit agreement.

Quantitative disclosures relating to financial instruments and debt are included in the tables below.

The following table provides information on the Company's fixed maturity investments as of October 2, 1999, that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Liability                                   Amount                     Maturity Date
---------                                   ------                     -------------
Variable rate revolving credit
  agreement                                 $45 million                November 1, 2004
First $20,000,000 at an interest rate
  of 5.4925% plus weighted average
  credit spread of .5%
Amounts in excess of $20,000,000 have
  an interest rate of approximately 5.75%

Interest Rate Swap
------------------
Notional amount                             $20 million                June 1, 2006
  Pay fixed/Receive variable - 5.5025%
  Pay fixed interest rate - 6.25%

The  Company  has  a  sales  office  located  in  Canada.  Sales  are  typically denominated in Canadian dollars, thereby creating exposures to changes in exchange rates. The changes in the Canadian/U.S. exchange rate may positively or negatively affect the Company's sales, gross margins and retained earnings. The Company attempts to minimize currency exposure through working capital management. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

   (a)    Exhibits

          See Exhibit Index

   (b)    Reports on Form 8-K
          There were no reports on Form 8-K filed for the three months ended October 2, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Knape & Vogt Manufacturing Company
                                                        (Registrant)





Date:  November 5, 1999                             /s/ William R. Dutmers
                                                    William R. Dutmers
                                                    Chairman, President and
                                                    Chief Executive Officer

Date:  November 5, 1999                             /s/ Jack D. Poindexter
                                                    Jack D. Poindexter
                                                    Chief Financial Officer,
                                                    Treasurer and Secretary

                                  EXHIBIT INDEX

(27)     Financial Data Schedule