Form 10-Q
period 2000-01-01
KNAPE & VOGT MANUFACTURING CO
filed 2000-02-04
CIK 56362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 1, 2000

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

                             YES __X__   NO ______

     2,065,279 common shares were outstanding as of January 28, 2000. 2,188,928 Class B common shares were outstanding as of January 28, 2000.

The Exhibit Index appears on page 15.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements.

              Condensed Consolidated Balance Sheets
              --January 1, 2000 and June 30, 1999                              2

              Condensed Consolidated Statements of Income
              --Six Months and Three Months Ended January 1, 2000
                and December 31, 1998                                          3

              Condensed Consolidated Statements of Cash Flows
              --Six Months Ended January 1, 2000 and December 31, 1998         4

              Notes to Condensed Consolidated Financial Statements           5-7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8-11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      12

PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders             13

     Item 6.  Exhibits and Reports on Form 8-K                                13

SIGNATURES                                                                    14

EXHIBIT INDEX                                                                 15

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             (Unaudited)         (Audited)
                                                            Jan. 1, 2000       June 30, 1999
                                                          ----------------     ---------------
Assets
Current assets
     Cash and equivalents                                 $      1,610,762     $      1,621,002
     Accounts receivable - net                                  20,006,284           18,930,039
     Inventories                                                13,695,285           13,149,649
     Prepaid expenses and other                                  2,076,447            2,008,809
                                                          ----------------     ----------------
Total current assets                                            37,388,778           35,709,499
                                                          ----------------     ----------------

Property, plant and equipment                                   70,517,887           66,656,411
Less accumulated depreciation                                   33,850,786           31,357,471
                                                          ----------------     ----------------
Net property, plant and equipment                               36,667,101           35,298,940
                                                          ----------------     ----------------

Goodwill                                                         5,100,890              575,433
Other assets                                                     3,058,338            3,476,117
                                                          ----------------     ----------------

                                                          $     82,215,107     $     75,059,989
                                                          ================     ================

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                     $     10,538,585     $      9,129,514
     Other accrued liabilities                                   9,011,376            8,444,285
                                                          ----------------     ----------------
Total current liabilities                                       19,549,961           17,573,799
                                                          ----------------     ----------------

Long-term debt                                                  20,770,000           17,700,000
Deferred income taxes and other long-term liabilities            8,076,426            8,027,405
                                                          ----------------     ----------------
Total liabilities                                               48,396,387           43,301,204
                                                          ----------------     ----------------

Stockholders' Equity
Common stock (Common - 2,074,964 and 2,073,148
             shares issued,  Class B common -
             2,188,928 and 2,238,227 shares issued,
             Preferred - unissued)                               8,527,774            8,622,750
Additional paid-in capital                                       3,696,512            4,409,415
Accumulated other comprehensive income:
       Foreign currency translation adjustment                       7,353              (29,983)
       Minimum supplemental executive retirement plan
          liability adjustment                                    (449,385)            (448,623)
Retained earnings                                               22,036,466           19,205,226
                                                          ----------------     ----------------
Total stockholders' equity                                      33,818,720           31,758,785
                                                          ----------------     ----------------

                                                          $     82,215,107     $     75,059,989
                                                          ================     ================

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    For the Six Months Ended              For the Three Months Ended
                                                    ------------------------              --------------------------
                                               Jan. 1, 2000       Dec. 31, 1998       Jan. 1, 2000         Dec. 31, 1998
                                               ------------       -------------       ------------         -------------
Net sales                                    $   71,486,514      $    80,037,720     $   35,798,890      $    36,359,076

Cost of sales                                    52,169,347           61,490,520         25,875,233           27,705,780
                                             --------------      ---------------     --------------      ---------------
Gross profit                                     19,317,167           18,547,200          9,923,657            8,653,296

Selling and administrative expenses              12,166,141           12,899,773          6,268,392            6,691,504

Impairment loss                                           -              600,000                  -              600,000
                                             --------------      ---------------     --------------      ---------------
Operating income                                  7,151,026            5,047,427          3,655,265            1,361,792

Other expenses (income)                             689,871             (330,727)           371,922              (44,380)
                                             --------------      ---------------     --------------      ---------------
Income before income taxes                        6,461,155            5,378,154          3,283,343            1,406,172

Income taxes                                      2,286,000            1,831,000          1,153,000              381,000
                                             --------------      ---------------     --------------      ---------------
Net income                                   $    4,175,155      $     3,547,154     $    2,130,343      $     1,025,172
                                             ==============      ===============     ==============      ===============
Basic earnings per share:
Net income per share                         $          .98      $          0.66     $          .50      $          0.21
                                             ==============      ===============     ==============      ===============
Weighted average shares outstanding               4,280,508            5,377,363          4,269,500            4,803,596

Diluted earnings per share:
Net income per share                         $          .97      $          0.66     $          .50      $          0.21
                                             ==============      ===============     ==============      ===============
Weighted average shares outstanding               4,284,573            5,395,805          4,272,441            4,814,648

Cash dividend - common stock                 $          .33      $           .33     $         .165      $          .165

Cash dividend - Class B common stock         $          .30      $           .30     $          .15      $           .15

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six Months Ended
                                                                      ----------------
                                                             Jan. 1, 2000        Dec. 31, 1998
                                                            --------------      ---------------
Operating Activities:
     Net income                                             $   4,175,155       $    3,547,154
     Non-cash items:
         Depreciation and amortization                          2,909,397            3,138,106
         Deferred income taxes                                   (177,000)            (284,295)
         Other long-term liabilities                              232,024              176,583
         Loss on disposal of fixed assets                           3,947                    -
         Impairment loss                                                -              600,000
         Stock grants earned                                            -              118,125
         Changes in operating assets and liabilities:
            Accounts receivable                                  (385,370)           3,550,016
            Inventories                                          (294,933)            (463,015)
            Other current assets                                  (35,660)           1,150,238
            Accounts payable and accrued expenses               1,317,205           (6,214,089)
                                                            -------------       --------------
     Net cash provided by operating activities                  7,744,765            5,318,823
                                                            -------------       --------------

Investing Activities:
     Additions to property, plant and equipment                (3,522,911)          (1,316,005)
     Sale of Hirsh subsidiary                                           -           18,129,569
     Net cash paid for acquisition                             (5,267,877)                   -
     Changes in other non-current assets                          107,366             (202,825)
                                                            -------------       --------------
     Net cash provided by (used for) investing activities      (8,683,422)          16,610,739
                                                            -------------       --------------

Financing Activities:
     Cash dividends paid                                       (1,343,915)          (1,697,275)
     Proceeds from issuance of common stock                       184,741              569,943
     Repurchase and retirement of common stock                 (1,000,258)         (27,544,264)
     Borrowings on long-term debt                               3,070,000            6,100,000
                                                            -------------       --------------
     Net cash provided by (used for) financing activities         910,568          (22,571,596)
                                                            -------------       --------------

Effect of Exchange Rate Changes on Cash                            17,849              (67,041)
                                                            -------------       --------------

Net Decrease in Cash and Equivalents                              (10,240)            (709,075)

Cash and equivalents, beginning of year                         1,621,002            3,057,158
                                                            -------------       --------------

Cash and equivalents, end of period                         $   1,610,762       $    2,348,083
                                                            ==============      ==============

Cash Paid During the Period  -  interest                    $     664,351       $      295,792
                             -  income taxes                $   2,440,000       $    2,359,000

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

Note 2 - Common Stock and Per Share Information

Common stock is $2 par - shares authorized 6,000,000 of common stock and 4,000,000 of Class B common stock.

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the periods presented:

                                             For the six months ended              For the three months ended
                                             ------------------------              --------------------------
                                        Jan. 1, 2000        Dec. 31, 1998       Jan. 1, 2000        Dec. 31, 1998
                                        ------------        -------------       ------------        -------------
Numerators:
  Numerator for both basic and
  diluted EPS, net income               $4,175,155          $3,547,154          $2,130,343          $1,025,172
                                        ==========          ==========          ==========          ==========
Denominators:
  Denominator for basic EPS,
  weighted-average common shares
  outstanding                            4,280,508           5,377,363           4,269,500           4,803,596
  Potentially dilutive shares
  resulting from stock option plans          4,065              18,442               2,941              11,052
                                        ----------          ----------          ----------          ----------
  Denominator for diluted EPS            4,284,573           5,395,805           4,272,441           4,814,648
                                       ===========          ==========          ==========          ==========

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

                                               Jan. 1, 2000               Dec. 31, 1998
                                             -----------------        ------------------
Exercise Price
  $15.00                                               20,625                         -
  $15.50                                               20,000                         -
  $18.41                                               10,450                    14,575
  $20.00                                               10,000                    17,500

Note 3 - Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market.

Inventories are summarized as follows:

                                         Jan. 1, 2000             June 30, 1999
                                         ------------             -------------
Finished products                       $    8,429,521           $    8,523,866
Work in process                              1,730,034                1,634,904
Raw materials                                3,535,730                2,990,879
                                        --------------           --------------
Total                                   $   13,695,285           $   13,149,649
                                        ==============           ==============

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

Note 5 - Comprehensive Income

Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by stockholders.

Comprehensive income and its components consist of the following:

                                                       For the Six Months Ended                 For the Three Months Ended
                                                       ------------------------                 --------------------------
                                                   Jan. 1, 2000         Dec. 31, 1998       Jan. 1, 2000        Dec. 31, 1998
                                                  --------------      ----------------    ----------------    ---------------
Net income                                        $   4,175,155       $   3,547,154       $   2,130,343       $   1,025,172
Other comprehensive income:
  Foreign currency translation adjustment                37,336            (157,453)             38,352             (64,817)
  Minimum SERP liability adjustment                        (762)           (447,189)               (830)           (447,189)
                                                  -------------       -------------       -------------       -------------
Comprehensive income                              $   4,211,729       $   2,942,512       $   2,167,865       $     513,166
                                                  =============       =============       =============       =============

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

Note 7 - Sale of The Hirsh Company

On September 1, 1998, the Company sold The Hirsh Company ("Hirsh"), a wholly owned subsidiary. This resulted in a pre-tax loss of $11,800,000, which was included in the June 30, 1998, financial results. The loss included the write-off of the unamortized balance of goodwill recorded in connection with the purchase of Hirsh. In connection with the sale, the Company recognized an additional tax cost of $1,000,000, resulting in a total loss related to the sale of Hirsh of $12,800,000.

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

At each of the January 22, 1999, and the August 20, 1999, Board of Directors meetings, the Board approved an additional 400,000 shares for the stock repurchase program. Utilizing these Board authorizations, the Company has purchased 59,648 shares during the first six months of fiscal 2000 for approximately $1.0 million with the price per share ranging from approximately $14.25 to $17.125.

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


RESULTS OF OPERATIONS

Net Sales

The following table indicates the Company's net sales (in millions) and percentage of total sales by product category for the six-month and three-month periods ended January 1, 2000 and December 31, 1998:

                                         Six Months Ended                                       Three Months Ended
                                         ----------------                                       ------------------
                          Jan. 1,                       Dec. 31,                     Jan. 1,                   Dec. 31,
                           2000           %               1998          %             2000          %           1998          %
                         --------------------          ---------------------       --------------------       --------------------
Shelving systems          $24.6         34.4%            $31.4        39.2%         $12.3        34.3%          $12.0        32.9%
Drawer slides              33.6         47.0%             36.3        45.3%          16.7        46.7%           18.7        51.3%
Hardware/ Other            13.3         18.6%             12.3        15.5%           6.8        19.0%            5.7        15.8%
                         ---------------------         ---------------------       --------------------      ---------------------
Total                     $71.5        100.0%            $80.0       100.0%         $35.8       100.0%          $36.4       100.0%
                         =====================         =====================       ====================      =====================

Net sales for the second quarter and first six months of fiscal 2000 decreased $.6 million and $8.6 million, respectively, from the same periods in the prior year. Overall, sales of precision drawer slides have increased during both the second quarter and the six-month period, however, the increase has not been sufficient to offset the decline in certain utility slides which were discontinued during fiscal 1999, as they were unprofitable. In addition, most of the sales decline for the six-month period i due to the contribution of The Hirsh Company, which was sold in September 1998. Excluding its contribution, net sales for the first six months of fiscal 1999 would have been $72.6 million.

Gross Profit

Gross profit, as a percentage of net sales, was 27.7% for the second quarter and 27.0% for the first six months of fiscal 2000 compared to 23.8% and 23.2%, respectively, for the same periods in the prior year. The increase in gross profit during fiscal 2000 reflects the Company's restructuring efforts, including the sale of The Hirsh Company, and its emphasis on cost reduction combined with continuous improvement in the manufacturing process. During the second quarter of fiscal 1999, the Company recorded a $400,000 inventory write-off for potentially obsolete inventory related to certain product lines that were discontinued.

Operating Expenses

Selling and administrative expenses, as a percentage of net sales, for the second quarter of fiscal 2000 decreased to 17.5% from 18.4% in the same period in the prior year. The prior year included charges for severance payments and costs associated with the Company's strategic planning effort. For the six-month period ended January 1, 2000, selling and general administrative expenses, as a percentage of net sales, increased to 17.0% from 16.1% in the prior year. The prior year included Michigan Single Business Tax refunds of $852,460 pre-tax. Fiscal 2000 expenses included higher levels of spending associated with the launch of certain new products and additional development costs being incurred to bring other new products to market.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


As a result of the decision to re-deploy certain production assets, the Company recorded an impairment loss of $600,000 in the second quarter of fiscal 1999. This loss reflected the write-down of the related tooling assets to their estimated fair value.

Other Expenses/(Income)

Interest expense was $362,513 for the quarter and $688,861 for the six months ended January 1, 2000, compared with $188,613 and $305,778, respectively, for the same periods in the prior year. The increase in interest expense was attributable to the higher level of borrowings during fiscal 2000.

Other miscellaneous expense/(income) was $9,409 for the second quarter and $1,010 for the first six months of fiscal 2000. This compares to $(232,993) and $(636,505), respectively, for fiscal 1999. In fiscal 1999, the Company received interest income on Michigan Single Business Tax refunds and two patent infringement settlements.

Income Taxes

The effective tax rates for the quarter and six months ended January 1, 2000, were 35.1% and 35.4% compared with the rates of 27.1% and 34.0%, respectively, for the same periods in the prior year. The increase from the prior year was primarily due to foreign tax credits recognized in the second quarter of fiscal 1999.

Net Income

For the quarter ended January 1, 2000, net income was $2,130,343 or $.50 per diluted share compared to $1,025,172 or $.21 per diluted share for the second quarter of last year. Net income of $4,175,155, or $.97 per diluted share was recorded for the first six months of fiscal 2000 compared with $3,547,154, or $.66 per diluted share for the same period in the prior year. Fiscal 1999 results included the impairment loss and related inventory obsolescence reserve recorded in the second quarter, which decreased net income by $650,000 for both the second quarter and the fiscal year. This charge was partially offset by income recognized in the first quarter of fiscal 1999 on the Michigan Single Business Tax refunds and the two patent settlements of approximately $895,000.

Liquidity and Capital Resources

Net cash from operating activities for the first six months of fiscal 2000 provided $7,744,765 compared with $5,318,823 for the first six months of fiscal 1999. Cash flows were positively impacted by the increase in accounts payable and accrued expenses. The conversion to a 52-week fiscal year resulted in an accounts payable increase due to timing of payments at the end of December. The increase in accrued expenses reflected an increase in certain benefit-related accruals such as pension and vacation.

Capital expenditures totaled $3,522,911 for the six months ended January 1, 2000, compared to $1,316,005 for the six months ended December 31, 1998. The increased capital spending reflects investments in manufacturing technology, manufacturing support systems and tooling for new products. At January 1, 2000, the only significant capital expenditure commitment was for the new facility being constructed at the Company's Indiana location. The commitment for the new building approximated $1.3 million. Commitments for the related machinery and equipment have not been signed. Capital expenditures during the remainder of the fiscal year are anticipated to remain at approximately the same level as those in the first six months.

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

At each of the January 22, 1999, and the August 20, 1999, Board of Directors meetings, the Board approved an additional 400,000 shares for the stock repurchase program. Utilizing these Board authorizations, the Company has purchased 59,648 shares during the first six months of fiscal 2000 for approximately $1.0 million with the price per share ranging from approximately $14.25 to $17.125. Since the beginning of the stock repurchase program in fiscal 1999, the Company has purchased 1,732,396 shares for approximately $34.4 million.

The long-term debt balance increased to $20,770,000 at January 1, 2000 compared with $17,700,000 at June 30, 1999, and $15,800,000 at December 31, 1998. The
increase from June 30, 1999, reflects funds utilized to acquire Idea. The increase from the December 31, 1998, balance reflects funds utilized for the stock repurchase program.

Anticipated cash flows from operations and available balances on the revolving credit line are expected to be adequate to fund working capital, capital expenditures, stock repurchases and dividend payments.

Year 2000

In 1995, the Company established a Year 2000 task force for Information Technology ("IT") which over the next four years developed and implemented a Year 2000 Readiness Plan. As a part of the plan, the Company completed an inventory of the software applications used by the Company and installed its corporate information system software at its subsidiaries to improve efficiency and facilitate Year 2000 compliance. The Company's Readiness Plan also included installing software releases to cause software utilized by the Company to be Year 2000 compliant. By December 1998, the Company had reached its goal to be substantially completed with all Year 2000 compliance and all IT systems were tested during 1999.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

In addition, in preparation for Year 2000, the Company evaluated its non-IT systems such as imbedded chips in production equipment and personal computer hardware and software. Remediation of non-IT systems was substantially completed by mid-1999 and during the remainder of the year, the Company finished the process of testing and implementing the upgrade of its non-IT systems to become Year 2000 compliant as new releases were available from software vendors.

In  addition  to  reviewing  its  internal  systems,   the  Company  had  formal
communications with its significant customers, vendors and freight companies concerning Year 2000 compliance, including commerce.

The Company completed its Year 2000 assessment and remediation by December 31, 1999, after spending approximately $885,850 on the Year 2000 issue.

As of February 4, 2000, the Company has not experienced any materially adverse effects on its operations as a result of the Year 2000 issue. Nevertheless, there is no assurance that the systems of other companies that interact with the Company are sufficiently Year 2000 compliant so as to avoid any future adverse impact on the Company's operations, financial condition and results of operations. The Company does not believe that its products and services involve any Year 2000 risks.

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

The following table provides information on the Company's fixed maturity investments as of January 1, 2000, that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Liability                                            Amount                 Maturity Date
---------                                            ------                 -------------
Variable rate revolving credit
  agreement                                       $45 million              November 1, 2004
First $20,000,000 at an interest rate
  of 6.11% plus weighted average
  credit spread of .625 %
Amounts in excess of $20,000,000 have
  an interest rate of approximately 5.97%

Interest Rate Swap
------------------
Notional amount                                   $20 million              June 1, 2006
  Pay fixed/Receive variable - 6.11%
  Pay fixed interest rate - 6.25%

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

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

     (a) Knape & Vogt Manufacturing Company's Annual Meeting of Shareholders was held on October 15, 1999.

     (b) Proxies were distributed by Knape & Vogt Manufacturing Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no opposition to management's nominees as listed in the proxy statement and all nominees were elected.

               The vote on the nominees was:
                                                        For            Withheld
              William R. Dutmers   (1) (4)          18,678,863          587,635
              Thomas A. Hilborn    (2) (5)           1,673,876           30,662
              Richard S. Knape     (1) (4)          18,677,982          588,516
              Robert J. Knape      (2) (4)          18,675,738          590,760
              Michael J. Kregor    (1) (4)          18,635,254          631,244
              Gregory Lambert      (3) (5)           1,673,323           31,215

              (1)  Term expires in 2002.
              (2)  Term expires in 2001.
              (3)  Term expires in 2000.
              (4) Elected by vote of holders of Common stock and Class B Common stock voting as a class.
              (5)  Elected by vote of holders of Common stock voting as a class.

               Members of the Board of Directors whose terms have not yet expired are John E. Fallon, term expiring in 2000, and Raymond E. Knape, term expiring in 2001.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          See Exhibit Index

     (b)  Reports on Form 8-K
          There were no reports on Form 8-K filed for the three months ended January 1, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Knape & Vogt Manufacturing Company
                                                         (Registrant)





Date:  February 4, 2000                      /s/ William R. Dutmers
                                             William R. Dutmers
                                             Chairman, President and
                                             Chief Executive Officer,
                                             Principal Financial Officer

                                  EXHIBIT INDEX

1.1 First Amendment dated October 29, 1999, to Loan Agreement with Old Kent Bank - filed herewith.

(27)     Financial Data Schedule

                        FIRST AMENDMENT TO LOAN AGREEMENT


     THIS FIRST AMENDMENT TO LOAN AGREEMENT (the "Amendment"), is made as of October 29, 1999, by and between KNAPE & VOGT MANUFACTURING COMPANY, a Michigan corporation (the "Company") and OLD KENT BANK, a Michigan banking corporation (the "Bank").

                                R E C I T A L S :

     A. Company and Bank have signed a Loan Agreement, dated as of June 1, 1999 (the "Loan Agreement"), providing for Bank to extend to Company a revolving bank credit of up to $45,000,000;

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

          3.   Covenants.

               (a) Section 4.9 of the Loan Agreement is amended in its entirety to read as follows:

                    1.9 Maintain consolidated Stockholders' Equity of not less than $29,500,000 on and after June 30, 1999, increasing on each June 30 thereafter by 50% of Borrower's consolidated net income, computed in accordance with GAAP for Borrower's fiscal year ending on that June 30.

               (b)  The following Section 5.9 is added to the Loan Agreement:

                    1.9 Permit goodwill on the Borrower's consolidated balance sheet to exceed $15,000,000 at any time.

          4. Other Provisions Not Effected. Except as hereby amended, no other provisions of the Loan Agreement shall be amended and all provisions of the Loan Agreement shall hereafter remain in full and effect.

               IN WITNESS WHEREOF, the parties have signed and delivered this Amendment on the date first written above.

                                KNAPE & VOGT MANUFACTURING COMPANY

                                /s/ Jack D. Poindexter
                                Chief Financial Officer, Treasurer and Secretary

                                OLD KENT BANK

                                /s/ Bryce E. Tallant
                                Vice President