Form 10-Q
period 2000-04-01
KNAPE & VOGT MANUFACTURING CO
filed 2000-05-05
CIK 56362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 1, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Transition Period From ______________ To _______________

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

                                YES __X__  NO ____

     2,024,545 common shares were outstanding as of April 28, 2000. 2,188,270 Class B common shares were outstanding as of April 28, 2000.

The Exhibit Index appears on page 15.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
PART I.   FINANCIAL INFORMATION                                         --------

     Item 1.  Financial Statements.

              Condensed Consolidated Balance Sheets
              --April 1, 2000 and June 30, 1999................................2

              Condensed Consolidated Statements of Income
              --Nine Months and Three Months Ended April 1, 2000 and
              March 31, 1999...................................................3

              Condensed Consolidated Statements of Cash Flows
              --Nine Months Ended April 1, 2000 and March 31, 1999.............4

              Notes to Condensed Consolidated Financial Statements...........5-7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................8-11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......12

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K................................13

SIGNATURES....................................................................14

EXHIBIT INDEX.................................................................15

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 (Unaudited)            (Audited)
                                                                                April 1, 2000        June 30, 1999
                                                                                -------------       --------------
Assets
Current assets
     Cash                                                                       $   1,636,207        $   1,621,002
     Accounts receivable - net                                                     20,539,249           18,930,039
     Inventories                                                                   14,112,224           13,149,649
     Prepaid expenses and other                                                     1,950,519            2,008,809
                                                                                -------------        -------------
Total current assets                                                               38,238,199           35,709,499
                                                                                -------------        -------------
Property, plant and equipment                                                      72,342,040           66,656,411
Less accumulated depreciation                                                      34,800,057           31,357,471
                                                                                -------------        -------------
Net property, plant and equipment                                                  37,541,983           35,298,940
                                                                                -------------        -------------
Goodwill                                                                            5,062,502              575,433
Other assets                                                                        3,710,145            3,476,117
                                                                                -------------        -------------
                                                                                $  84,552,829        $  75,059,989
                                                                                =============        =============

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                                           $  11,546,928        $    9,129,514
     Other accrued liabilities                                                     10,561,052             8,444,285
                                                                                -------------        --------------
Total current liabilities                                                          22,107,980            17,573,799
                                                                                -------------        --------------
Long-term debt                                                                     20,000,000            17,700,000
Deferred income taxes and other long-term liabilities                               8,019,445             8,027,405
                                                                                -------------        --------------
Total liabilities                                                                  50,127,425            43,301,204
                                                                                -------------        --------------
Stockholders' Equity
Common stock (Common - 2,027,880 and 2,073,148  shares issued,
       Class B common - 2,188,428 and 2,238,227 shares issued,
       Preferred - unissued)                                                        8,432,616             8,622,750
Additional paid-in capital                                                          2,992,478             4,409,415
Unearned stock grant                                                                  (94,500)                    -
Accumulated other comprehensive income:
       Foreign currency translation adjustment                                            380               (29,983)
       Minimum supplemental executive retirement plan
          liability adjustment                                                       (449,243)             (448,623)
Retained earnings                                                                  23,543,673            19,205,226
                                                                                -------------        --------------
Total stockholders' equity                                                         34,425,404            31,758,785
                                                                                -------------        --------------
                                                                                $  84,552,829        $   75,059,989
                                                                                =============        ==============

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          For the Nine Months Ended                   For the Three Months Ended
                                                          -------------------------                   --------------------------
                                                     Apr. 1, 2000           Mar. 31, 1999        Apr. 1, 2000         Mar. 31, 1999
                                                     ------------           -------------        ------------         -------------
Net sales                                          $   110,191,475         $  116,075,990        $   38,704,961       $   36,038,270

Cost of sales                                           80,365,025             88,583,489            28,195,678           27,092,969
                                                    --------------          -------------         -------------        -------------
Gross profit                                            29,826,450             27,492,501            10,509,283            8,945,301

Selling and administrative expenses                     18,938,712             19,176,244             6,772,571            6,276,471

Impairment loss                                                  -                600,000                     -                    -
                                                    --------------          -------------          ------------        -------------
Operating income                                        10,887,738              7,716,257             3,736,712            2,668,830

Interest/Other expenses (income)                         1,052,994                (93,014)              363,123              237,713
                                                    --------------          -------------          ------------        -------------
Income before income taxes                               9,834,744              7,809,271             3,373,589            2,431,117

Income taxes                                             3,483,000              2,697,000             1,197,000              866,000
                                                    --------------          -------------         -------------        -------------
Net income                                         $     6,351,744         $    5,112,271        $    2,176,589       $    1,565,117
                                                    ==============          =============         =============        =============
Basic earnings per share:
Net income per share                               $          1.49         $         1.00        $         0.51       $         0.34
                                                    ==============          =============         =============        =============
Weighted average shares outstanding                      4,269,228              5,129,301             4,246,294            4,622,142

Diluted earnings per share:
Net income per share                               $          1.49         $          .99        $         0.51       $         0.34
                                                    ==============          =============         =============        =============
Weighted average shares outstanding                      4,272,796              5,143,606             4,248,849            4,627,993

Cash dividend - common stock                       $          .495         $         .495        $         .165       $         .165

Cash dividend - Class B common stock               $           .45         $          .45        $          .15       $          .15

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                -----------------
                                                                       Apr. 1, 2000            Mar. 31, 1999
                                                                      -------------            -------------
Operating Activities:
     Net income                                                       $   6,351,744            $  5,112,271
     Non-cash items:
         Depreciation and amortization                                    4,395,431               4,597,447
         Deferred income taxes                                             (294,000)               (406,129)
         Other long-term liabilities                                       (584,359)                506,454
         Loss on disposal of fixed assets                                    17,446                 101,086
         Impairment loss                                                          -                 600,000
         Stock grants earned                                                      -                 177,187
         Changes in operating assets and liabilities:
                  Accounts receivable                                      (922,290)              4,799,746
                  Inventories                                              (711,872)             (1,208,158)
                  Other current assets                                       89,534               1,132,684
                  Accounts payable and accrued expenses                   3,605,246              (7,331,151)
                                                                      -------------            ------------
     Net cash provided by operating activities                           11,946,880               8,081,437
                                                                      -------------            ------------

Investing Activities:
     Additions to property, plant and equipment                          (5,401,009)             (3,066,746)
     Sale of Hirsh subsidiary                                                     -              18,129,569
     Net cash paid for acquisition                                       (5,309,674)                      -
     Changes in other non-current assets                                    190,966                (133,074)
                                                                      -------------            ------------
     Net cash provided by (used for) investing activities               (10,519,717)             14,929,749
                                                                      ------------             ------------

Financing Activities:
     Cash dividends paid                                                 (2,013,297)             (2,436,117)
     Proceeds from issuance of common stock                                 188,483                 570,096
     Repurchase and retirement of common stock                           (1,898,386)            (31,333,723)
     Borrowings on long-term debt                                         2,300,000               8,300,000
                                                                      -------------            ------------
     Net cash used for financing activities                              (1,423,200)            (24,899,744)
                                                                      -------------            ------------

Effect of Exchange Rate Changes on Cash                                      11,242                 (53,449)
                                                                      -------------            ------------

Net Increase (Decrease) in Cash                                              15,205              (1,942,007)

Cash, beginning of year                                                   1,621,002               3,057,158
                                                                      -------------            ------------

Cash, end of period                                                   $   1,636,207            $  1,115,151
                                                                      =============            ============

Cash Paid During the Period  - interest                               $   1,032,216            $    509,390
                             - income taxes                           $   2,975,000            $  3,242,773

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

Note 2 - Common Stock and Per Share Information

Common stock is $2 par - shares authorized 6,000,000 of common stock and 4,000,000 of Class B common stock.

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the periods presented:

                                                   For the nine months ended                        For the three months ended
                                                   -------------------------                        --------------------------
                                             Apr. 1, 2000           Mar. 31, 1999             Apr. 1, 2000             Mar. 31, 1999
                                             ------------           -------------             ------------             -------------
Numerators:
  Numerator for both basic and
  diluted EPS, net income                       $6,351,744             $5,112,271               $2,176,589               $1,565,117
                                             =============          =============             ============             ============
Denominators:
  Denominator for basic EPS,
  weighted-average common shares
  outstanding                                    4,269,228              5,129,301                4,246,294                4,622,142
  Potentially dilutive shares
  resulting from stock option plans                  3,568                 14,305                    2,555                    5,851
                                             -------------          -------------             ------------             ------------
  Denominator for diluted EPS                    4,272,796              5,143,606                4,248,849                4,627,993
                                             =============          =============             ============             ============

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

                                                        Apr. 1, 2000                   Mar. 31, 1999
                                                      ----------------               -----------------
Exercise Price
  $15.00                                                         -                              -
  $15.50                                                         -                         29,750
  $18.41                                                    10,450                         14,575
  $20.00                                                    10,000                         17,500

Note 3 - Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market.

Inventories are summarized as follows:

                                                             Apr. 1, 2000            June 30, 1999
                                                         --------------------     -------------------
Finished products                                               $   8,696,663         $     8,523,866
Work in process                                                     1,995,108               1,634,904
Raw materials                                                       3,420,453               2,990,879
                                                         --------------------     -------------------
Total                                                            $ 14,112,224          $   13,149,649
                                                         --------------------     -------------------

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

Note 5 - Comprehensive Income

Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by stockholders.

Comprehensive income and its components consist of the following:

                                                        For the Nine Months Ended                    For the Three Months Ended
                                                        -------------------------                    --------------------------
                                                   Apr. 1, 2000          Mar. 31, 1999           Apr. 1, 2000          Mar. 31, 1999
                                                ---------------       ----------------     ------------------     ------------------
Net income                                           $6,351,744          $   5,112,271             $2,176,589          $  1,565,117
Other comprehensive income:
  Foreign currency translation adjustment                30,363               (116,466)                (6,973)               40,987
  Minimum SERP liability adjustment                        (620)              (447,714)                   142                  (525)
                                                  -------------        ---------------          -------------        --------------

Comprehensive income                                 $6,381,487         $    4,548,091             $2,169,758          $  1,605,579
                                                  =============        ===============          =============        ==============

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

The terms of the Idea acquisition agreement provide for additional consideration to be paid if Idea's sales exceed certain targeted levels. The maximum amount of contingent consideration is $550,000 payable through 2001. In calendar year 1999, the additional consideration payment was $41,797, which has been included in goodwill. Any additional consideration paid will be recorded as goodwill when payment is made.

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

Note 8 - Restricted Stock and Performance-Option Plan

On February 1, 2000, William Dutmers, Chairman of the Board, President and Chief Executive Officer of Knape & Vogt was granted 6,000 shares of restricted common stock and the option to purchase an additional 25,000 shares of the Company's common stock at a price of $15.875 per share. The grant and the options will vest if the Company achieves specific financial objectives within a five-year performance period. During the performance period, the grantee may vote and receive dividends on the restricted shares, but the shares are subject to transfer restrictions and are forfeited if the grantee terminates employment or the Company does not achieve its financial objectives.

Note 9 - Stock Repurchase

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

At each of the January 22, 1999, and the August 20, 1999, Board of Directors meetings, the Board approved an additional 400,000 shares for the stock repurchase program. Utilizing these Board authorizations, the Company has purchased 113,597 shares during the first nine months of fiscal 2000 for approximately $1.9 million with the price per share ranging from approximately $14.25 to $17.75. Since the beginning of the stock repurchase program in fiscal 1999, the Company has purchased 1,786,340 shares for approximately $35.3 million.

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


RESULTS OF OPERATIONS

Net Sales

The following table indicates the Company's net sales (in millions) and percentage of total sales by product category for the nine-month and three-month periods ended April 1, 2000 and March 31, 1999:

                                           Nine Months End                                          Three Months Ended
                                           ---------------                                          ------------------
                          Apr. 1,                     Mar. 31,                      Apr. 1,                    Mar. 31,
                           2000           %             1999          %              2000          %             1999          %
                         ------------------------  --------------------------  --------------------------  -------------------------
Shelving systems         $  37.9         34.4%        $  44.2        38.0%           $13.3        34.4%          $12.8        35.4%
Drawer slides               51.1         46.4%           53.9        46.5%            17.5        45.1%           17.7        49.1%
Hardware/ Other             21.2         19.2%           18.0        15.5%             7.9        20.5%            5.5        15.5%
                         ------------------------  --------------------------  --------------------------  -------------------------
Total                     $110.2        100.0%         $116.1       100.0%           $38.7       100.0%          $36.0       100.0%
                         ========================  ==========================  ==========================  =========================

Net sales for the third quarter of fiscal 2000 increased $2.7 million from the same period in the prior year. For the nine-month period net sales decreased $5.9 million from one year ago. The sales decline for the nine-month period is due to the contribution of The Hirsh Company, which was sold in September 1998. Excluding its contribution, net sales for the first nine months of fiscal 1999 would have been $108.6 million. Sales of precision drawer slides remain strong, however, they haven't been able to offset the sales decline in utility slides following their discontinuance during the second quarter of fiscal 1999. In addition, the Company continues to face strong competition and downward pricing pressures in the retail market and believes that this will continue. A majority of the sales growth in both the third quarter and for the first nine months of fiscal 2000 is attributable to new products introduced in the current fiscal year and the acquisition of Idea Industries, Inc. Management anticipates that newly introduced products will be the primary drivers of net sales growth in the future.

Gross Profit

Gross profit, as a percentage of net sales, was 27.2% for the third quarter and 27.1% for the first nine months of fiscal 2000 compared to 24.8% and 23.7%, respectively, for the same periods in the prior year. The increase in gross profit during fiscal 2000 reflects the Company's restructuring efforts, including the sale of The Hirsh Company, and its emphasis on cost reduction combined with continuous improvement in the manufacturing process. In fact, promotional pricing offered during the third quarter o fiscal 2000 to launch one of the Company's new product lines into the retail market negatively impacted gross margins. Excluding the impact of these launch costs, gross margins would have approximated those earned in the second quarter of fiscal 2000. During the first nine months of fiscal 1999, the Company recorded a $400,000 inventory write-off for potentially obsolete inventory related to certain product lines that were discontinued.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Operating Expenses

Selling and administrative expenses, as a percentage of net sales, for the third quarter of fiscal 2000 increased to 17.5% from 17.4% in the same period in the prior year. For the nine-month period ended April 1, 2000, selling and general administrative expenses, as a percentage of net sales, increased to 17.2% from 16.5% in the prior year. Fiscal 2000 expenses included higher levels of spending associated with the launch of certain new products and additional development costs being incurred to bring other new products to market. The prior year included Michigan Single Business Tax refunds of $852,460 pre-tax.

As a result of the decision to re-deploy certain production assets, the Company recorded an impairment loss of $600,000 in the second quarter of fiscal 1999. This loss reflected the write-down of the related tooling assets to their estimated fair value.

Other Expenses/(Income)

Interest expense was $362,932 for the quarter and $1,051,793 for the nine months ended April 1, 2000, compared with $228,013 and $533,791, respectively, for the same periods in the prior year. The increase in interest expense was attributable to the higher level of borrowings during fiscal 2000.

Other miscellaneous expense/(income) was $191 for the third quarter and $1,201 for the first nine months of fiscal 2000. This compares to $9,700 and $(626,805), respectively, for fiscal 1999. In fiscal 1999, the Company received interest income on Michigan Single Business Tax refunds and two patent infringement settlements.

Income Taxes

The effective tax rates for the quarter and nine months ended April 1, 2000, were 35.5% and 35.4% compared with the rates of 35.6% and 34.5%, respectively, for the same periods in the prior year. The increase in the nine-month rate compared to the prior year was primarily due to foreign tax credits recognized in the second quarter of fiscal 1999.

Net Income

For the quarter ended April 1, 2000, net income was $2,176,589 or $0.51 per diluted share compared to $1,565,117 or $0.34 per diluted share for the third quarter of last year. Net income of $6,351,744, or $1.49 per diluted share was recorded for the first nine months of fiscal 2000 compared with $5,112,271, or $.99 per diluted share for the same period in the prior year. Fiscal 1999 results included the impairment loss and related inventory obsolescence reserve recorded in the second quarter, which decreased net income by $650,000 for both the second quarter and the fiscal year. This charge was offset by income recognized in the first quarter of fiscal 1999 on the Michigan Single Business Tax refunds and the two patent settlements of approximately $895,000.

Liquidity and Capital Resources

Net cash from operating activities for the first nine months of fiscal 2000 provided $11,946,880 compared with $8,081,437 for the first nine months of fiscal 1999. Cash flows were positively impacted by the increase in accounts payable and accrued expenses. The conversion to a 52-week fiscal year increased accounts payable due to timing of payments at the end of March. The increase in accrued expenses reflected an increase in certain benefit-related accruals such as bonus and vacation.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Capital expenditures totaled $5,401,009 for the nine months ended April 1, 2000, compared to $3,066,746 for the nine months ended March 31, 1999. The increased capital spending reflects investments in manufacturing technology, manufacturing support systems, tooling for new products and the expansion of the Company's Indiana facility. At April 1, 2000, the only significant capital expenditure commitment was for the new facility being constructed at the Company's Indiana location. The commitment for the new building approximated $1.0 million. Commitments for the related machinery and equipment are approximately $.7 million. Capital expenditures during the remainder of the fiscal year are anticipated to remain at approximately the same level as those in the first nine months.

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

The terms of the Idea acquisition agreement provide for additional consideration to be paid if Idea's sales exceed certain targeted levels. The maximum amount of contingent consideration is $550,000 payable through 2001. In calendar year 1999, the additional consideration payment was $41,797, which has been included in goodwill. Any additional consideration paid will be recorded as goodwill when payment is made.

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

At each of the January 22, 1999, and the August 20, 1999, Board of Directors meetings, the Board approved an additional 400,000 shares for the stock repurchase program. Utilizing these Board authorizations, the Company has purchased 113,597 shares during the first nine months of fiscal 2000 for approximately $1.9 million with the price per share ranging from approximately $14.25 to $17.75. Since the beginning of the stock repurchase program in fiscal 1999, the Company has purchased 1,786,340 shares for approximately $35.3 million.

The long-term debt balance increased to $20,000,000 at April 1, 2000 compared with $17,700,000 at June 30, 1999, and $18,000,000 at March 31, 1999. The
increase from June 30, 1999, primarily reflects the purchase of Idea. The increase from the March 31, 1999, balance reflects funds utilized for the stock repurchase program.

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

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Year 2000

As of May 5, 2000, the Company has not experienced any Year 2000 related disruptions to its own internal systems nor have any third party vendors experienced any Year 2000 disruptions that have materially affected their ability to do business with the Company.

Although the Company and its third party vendors do not appear to have suffered any significant Year 2000 related disruptions as a result of the rollover from 1999 to 2000, it is possible that certain Year 2000 problems may exist but have not yet materialized.

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

The following table provides information on the Company's fixed maturity investments as of April 1, 2000 that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Liability                                            Amount                     Maturity Date
---------                                            ------                     -------------
Variable rate revolving credit
  agreement                                       $45 million                   November 1, 2004
First $20,000,000 at an interest rate
  of 6.1088% plus weighted average
  credit spread of .500 %
Amounts in excess of $20,000,000 have
  an interest rate of approximately 6.82%

Interest Rate Swap
------------------
Notional amount                                   $20 million                   June 1, 2006
  Pay fixed/Receive variable - 6.10125%
  Pay fixed interest rate - 6.25%

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

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits

              See Exhibit Index

     (b)      Reports on Form 8-K
              There were no reports on Form 8-K filed for the three months ended April 1, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Knape & Vogt Manufacturing Company
                                                (Registrant)





Date:   May 5, 2000                 /s/ William R. Dutmers
                                    William R. Dutmers
                                    Chairman, President, Chief Executive Officer
                                    and Principal Financial Officer

                                  EXHIBIT INDEX

10.1 Restricted Share Grant Agreement dated February 1, 2000, between Knape & Vogt Manufacturing Company and William R. Dutmers - filed herewith.

10.2 Stock Option Agreement for Nonqualified Stock Option dated February 1, 2000, between Knape & Vogt Manufacturing and William R. Dutmers - filed herewith.

(27)      Financial Data Schedule

                        RESTRICTED SHARE GRANT AGREEMENT


     AGREEMENT made as of this 1st day of February, 2000, by KNAPE & VOGT MANUFACTURING COMPANY, a Michigan corporation (the "Company"), and WILLIAM R. DUTMERS, an individual (the "Grantee").

                                    RECITALS

     The Board of Directors of the Company has approved an award of restricted shares to the Grantee upon the terms and conditions set forth in this Agreement. This award is made under the terms of Article 7 of the Company's 1997 Stock Incentive Plan.

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

     1.4 "Company" means Knape & Vogt Manufacturing Company, a Michigan corporation, its successors and assigns.

     1.5 "Effective Date of this Agreement" means February 1, 2000.

     1.6 "Restricted Share" means a Share, which is subject to the restriction on sale, pledge or other transfer imposed by Section 3.1. An "Unrestricted Share" is a Share which is no longer a Restricted Share.

     1.7. "Reverted Shares" means Shares which have reverted to the Company pursuant to Section 5.2.

     1.8 "Shares" means the shares of Common Stock awarded, issued and delivered to the Grantee under this Agreement, subject to adjustment as provided in
Section 6.1.

     1.9 "Target Price" means a target price as defined in Section 5.1, subject to adjustment as provided in Section 6.1.

     1.10 "Vested Shares" shall have the meaning expressed in Section 5.1.

2.   AWARD AND ACCEPTANCE OF AWARD; TAX ELECTION

     2.1 Award. The Company confirms the award to the Grantee of 6,000 Shares of Common Stock (the "Shares") as restricted stock, upon the terms, restrictions and conditions of this Agreement. The award of Shares shall be effective as of the Effective Date of this Agreement. The Company agrees to issue and deliver to the Grantee a certificate representing the Shares promptly after the Effective Date of this Agreement.

     2.2 Acceptance. The Grantee accepts this award of Shares and agrees to hold them subject to the terms, restrictions and conditions of this Agreement.

     2.3 Tax Election. The Grantee may elect to be taxed in 2000 on the fair market value of the Shares awarded by signing an election to be so taxed under
Section 83(b) of the Internal Revenue Code, and filing such election with the Internal Revenue Service within thirty (30) days after the Effective Date of this Agreement. If the Grantee chooses not to make such an election, the Grantee will be taxed on the fair market value of the Shares in the year in which the restrictions lapse.

     2.4  Withholding.  Unless the Grantee has made the  election  specified  in
Section 2.3 and paid any applicable tax as a result thereof, a Vested Share shall remain as a Restricted Share until the satisfaction of withholding tax or other withholding liabilities, if any, under federal, state and local laws in connection with the vesting of the Vested Shares. The Vested Shares will not become Unrestricted Shares unless applicable withholdings shall have been effected or obtained in a manner acceptable to the Company's Executive Compensation Committee. Unless otherwise prohibited by the Company's Executive
Compensation Committee, the Grantee may satisfy any such withholding tax obligation by any of the following means or by a combination of such means (a) tendering a cash payment; or (b) delivering to the Company Vested Shares or other unencumbered shares of Common Stock owned by the Grantee having a fair market value, as of the date that the amount of tax to be withheld is to be determined, equal to the amount of the withholding tax obligation plus, if necessary, cash to avoid fractional shares.

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

     3.4 Legend. Every certificate representing a Share shall at all times bear the following legend:

     "The   transferability   of  this  certificate  and  the  shares  of  stock
     represented hereby are subject to the terms and conditions (including forfeiture) of the Restricted Share Grant Agreement entered into between the registered owner and the Company, dated February 1, 2000. A copy of the Grant Agreement is on file in the offices of the Company, 2700 Oak Industrial Drive, N.E., Grand Rapids, MI 49505."

     3.5 Stop Transfer Instructions. The Company shall have the right to issue instructions to the transfer agent for the Common Stock of the Company, prohibiting transfer of any Shares except in accordance with the requirements of this Agreement.

     3.6 Unrestricted Shares. The restrictions imposed by Section 3.1 shall lapse at the time a Share becomes a Vested Share pursuant to Section 5.1 or
Section 6.2 and the requirements of Section 2.4 are satisfied. At that time, the Share will be an Unrestricted Share.

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

5.   VESTING AND REVERSION

     5.1 Vesting. Three thousand (3,000) Shares shall become 100% vested on that date on which the Company's Common Stock shall have for the prior twenty consecutive trading days closed at or above a sale price on the NASDAQ National Market of $25 per Share ("$25 Target Price"). Three thousand (3,000) Shares shall become 100% vested on that date on which the Company's Common Stock shall for the prior twenty consecutive trading days closed at or above a sale price on the NASDAQ National Market o $30 per Share ($30 Target Price").

     5.2 Reversion. Unless already vested pursuant to Section 5.1 or Section 6.2, all Shares which have not become Vested Shares prior to February 1, 2005 shall automatically revert to the Company.

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

6.   ANTI-DILUTION; CHANGE IN CONTROL; ADJUSTMENT

     6.1 Anti-Dilution. Subject to the provisions of this Article 6, if the outstanding shares of the Common Stock are increased, decreased, or exchanged for a different number or kind of shares or other securities, or if additional shares or new or different shares or other securities are distributed with respect to such shares of Common Stock or other securities, through merger, consolidation, sale of all or substantially all of the assets of the Company, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other distribution with respect to such shares of Common Stock or other securities, an appropriate and proportionate adjustment shall be made in (i) the number of Shares, (ii) the number and kind of shares or other securities subject to this Agreement, and (iii) the Target Prices. This Agreement shall not affect in any way the right or power of the Company to make adjustments, reclassifications, reorganizations or changes of its capita or business structure or to merge or consolidate or to dissolve, liquidate, sell, or transfer all or any part of its business or assets.

     6.2 Change in Control. Notwithstanding Section 5.1 or Section 6.1, upon the occurrence of a Change in Control, all Shares shall become Vested Shares.

     6.3 Adjustment by Committee. Any adjustments pursuant to this Article 6 shall be made by the Company's Executive Compensation Committee, whose determination as to what adjustments will be made and the extent thereof will be final and binding and conclusive. No fractional share interest will be issued under this Agreement on account of any such adjustments. Only cash payments will be made in lieu of fractional shares.

     6.4 No Other Adjustments. Except as provided in this Article 6, the Grantee shall have no rights by reason of any subdivision or combination or shares of stock of any class or the payment of any stock dividend or any other increase or decrease in the number of shares of stock of any class or by reason of any sale of assets, dissolution, liquidation, merger or consolidation or spin-off of assets or stock of another corporation.

7.   GENERAL PROVISIONS

     7.1 Severability. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be valid and enforceable, but if any provision of this

Agreement shall be held to be prohibited or  unenforceable  under applicable law
(a) such provision shall be deemed amended to accomplish the objectives of the provision as originally written to the fullest extent permitted by law, and (b) all other provisions of this Agreement shall remain in full force and effect.

     7.2 Captions. The captions used in this Agreement are for convenience only, do not constitute a part of this Agreement and all of the provisions of this Agreement shall be enforced and construed as if no captions had been used.

     7.3 Complete Agreement. This Agreement between the Company and Grantee contain the complete agreement between the parties relating to the subject matter of this Agreement and supersede any prior understandings, agreements or representations, written or oral, which may have related to such subject matter in any way.

     7.4 Notices.

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

     7.5 Assignment. This Agreement is not assignable by the Grantee during the Grantee's lifetime. This Agreement shall be binding upon and inure to the benefit of (a) the successors and assigns of the Company, and (b) any person to whom the Grantee's rights under this Agreement may pass by reason of the Grantee's death.

     7.6 Amendment. This Agreement may be amended, modified or terminated by written agreement between the Company and the Grantee.

     7.7 Waiver. No delay or omission in exercising any right hereunder shall operate as a waiver of such right or of any other right hereunder. A waiver upon any one occasion shall not be construed as a bar or waiver of any right or remedy on any other occasion. All of the rights and remedies of the parties hereto, whether evidenced hereby or granted by law, shall be cumulative.

     7.8 Choice of Law. This Agreement shall be deemed to be a contract made under the laws of the State of Michigan and for all purposes shall be construed in accordance with and governed by the laws of the State of Michigan.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

Grantee:                                      KNAPE & VOGT MANUFACTURING
                                              COMPANY

_______________________                       By_______________________________
William R. Dutmers
                                              Its _____________________________
Address:

                       KNAPE & VOGT MANUFACTURING COMPANY

                             Stock Option Agreement
                          for Nonqualified Stock Option


     STOCK OPTION AGREEMENT, made this 1st day of February, 2000 between KNAPE & VOGT MANUFACTURING COMPANY ("Company") and WILLIAM R. DUTMERS, an officer of the Company ("Optionee"). This option is granted to the Optionee in consideration of his prior service and continuing service to the Company.

     ACCORDINGLY, IT IS AGREED AS FOLLOWS:

     1. Grant and Designation of Option

     Subject to the provisions of this agreement, the Company hereby grants to the Optionee the option to purchase 25,000 shares of the Company's common stock. This option is not an incentive stock option under the terms of Section 422A of the Internal Revenue Code of 1986, as amended.

     2. Purchase Price

     The purchase price for shares purchased under this option is $15.875 per share, which was the last sale price reported prior to the date of this option for a share of the Company's common stock.

     3. Term of Option

     The term of this option shall be for a period of five (5) years from the date hereof, subject to earlier termination as provided herein.

     4. No Guaranteed Employment

     The option shall not impose upon the Company or the Bank any obligation to retain the Optionee in its employ or service for any period.

     5. Exercise of Option

     Except as herein, set forth this option shall not be exercisable prior to that date on which the Corporation's common stock shall have for the prior twenty consecutive trading days closed at or above a sale price on the NASDAQ National Market of $21.00 per share ("Target Price"). Thereafter, this option may be exercised at any time and from time to time, as to any part or all of the shares covered hereby, but not as to less than 100 shares at any one time, unless the number purchased is the total number at that time purchasable under the option. This option may not be exercised and shall be forfeited if the Target Price is not achieved before the expiration or earlier termination of this option. This option shall be exercised, if at all, by written notice to the Company. Such notice shall:

          (a) State the election to exercise the option, the number of shares with respect to which it is being exercised, the person in whose name the stock certificate or certificates for such shares is to be registered and his or her address and social security number (or if more than one, the names, addresses and social security numbers of such persons);

          (b) Be signed by the person entitled to exercise the option and, if being exercised by any person or persons other than the Optionee, be accompanied by proof, satisfactory to legal counsel for the Company, of the right of such person or persons to exercise the option;

          (c) Be in writing and delivered in person or by registered or certified mail to the chair of the Executive Compensation Committee or chief financial officer of the Company; and

          (d) Be accompanied by payment in full of the option price for the shares to be purchased, which shall be payable to the Company either (i) in United States dollars in cash or by check, bank draft or money order payable to the order of the Company or (ii) at the discretion of the Company's Board of Directors, through the delivery of shares of common stock of the Company with a fair market value on the date of exercise equal to the option price, provided such shares are utilized as payment to acquire at least 100 shares of optioned stock, unless the remaining shares covered by an option are less than 100 shares, or (iii) at the discretion of the Company's Board of Directors, by a combination of (i) and (ii) above.

This option may not be exercised if the issuance of shares upon such exercise would constitute a violation of any applicable federal or state securities or other law or valid regulation. As a condition to the exercise of this option, the Company may require the person exercising this option to make any representations and warranties to the Company as the Company may deem to be required by applicable law or regulation. In such event, no shares shall be issued unless and until the Company is satisfied wit the correctness of any such representation and warranty. Moreover, the Company, in its discretion, may postpone the issuance and/or delivery of shares upon the exercise of this option until completion of such stock exchange listing, or registration, or other qualification of such shares under any state and/or federal law, rule or regulation as the Company may consider appropriate. Upon exercise of all or any portion of this option and receipt of proper payment, the certificate or certificates for the number of shares as to which the option is exercised shall be issued to and registered in the name of the person or persons exercising the option.

     6. Nontransferability

     This option shall not be transferable other than by will or the laws of descent and distribution and may be exercised during the lifetime of the Optionee only by the Optionee. Without limiting the generality of the foregoing, except as otherwise provided herein, this option shall not be sold, pledged, assigned, or transferred in any way, nor be assignable by operation of law or subject to execution, levy, attachment or similar process. Any attempted sale, pledge, assignment, or other transfer of this option contrary to the terms hereof, and any execution, levy, attachment or similar process upon the option, shall be null and void and without effect. The designation of a person entitled to exercise this option after the Optionee's death will not be deemed a transfer.

     7. Termination of Employment; Death; Disability

          (a) Termination of Employment Due to Death. If the Optionee's employment by the Company terminates by reason of death, this option may thereafter be exercised by the person or persons designated by the Optionee in writing to exercise the option on his death or, if no designation has been made, by the person or persons entitled to do so under the Optionee's will or, if the Optionee shall fail to make a testamentary disposition of this option, or shall die intestate, the Optionee's legal representative or representatives, at any time prior to the expiration date of this option or within 12 months after the date of death, whichever period is the shorter. Further, this option shall be exercisable only to the extent it was exercisable as of the date of death.

          (b) Termination of Employment Due to Disability. In the event the employment of the Optionee is terminated by reason of Disability as defined below, this option shall be exercisable by the Optionee at any time prior to the expiration date of the option or within 12 months after the date of Disability, whichever period is the shorter. This option shall be exercisable only to the extent it was exercisable as of the date of such Disability. However, if the Optionee dies within the period of 12 months after his Disability, this option shall thereafter be exercisable for a period not to exceed 12 months after the date of death or the expiration date of the option, whichever is shorter. Such exercise shall only be made by the person or persons designated by the Optionee in writing to exercise the option on his death or, if no designation has been made, by the person or persons to whom the option shall have passed by will or the laws of descent and distribution. "Disability" means the permanent and total inability, by reason of physical or mental infirmity, or both, of the Optionee, to perform the work customarily assigned to him by the Company. The determination of the existence or nonexistence of Disability shall be made by the Executive Compensation Committee pursuant to a medical examination by a medical doctor selected or approved by the Executive Compensation Committee.

          (c) Termination of Employment Due to Discharge for Cause. Paragraphs 7(a) and 7(b) notwithstanding, if the Optionee is discharged for cause, which shall be limited to fraud, felony, willful misconduct or the commission of an act which causes or may reasonably be expected to cause substantial injury to the Company, this option shall terminate immediately upon giving to him notice of such termination, or if the Optionee leaves in violation of provisions of an employment agreement wit the Company, this option shall terminate immediately.

          (d) Any Other Termination of Employment. If the employment of the Optionee by the Company shall terminate otherwise than for any of the reasons covered in Paragraphs 7(a), 7(b) or 7(c), this option shall be exercisable by the Optionee at any time prior to the expiration date of this option or within three months after the date of the termination of employment, whichever period is the shorter. This option shall be exercisable only to the extent it was exercisable as of the date of such termination of employment. However, if the Optionee dies within the three-month period after his termination, this option shall thereafter be exercisable for a period not to exceed 12 months or the expiration date of the option, whichever is shorter. Such exercise shall only be made by the person or persons designated by the Optionee in writing to exercise the option on his death or, if no designation has been made, by the person or persons to whom the option shall have passed by will or the laws o descent and distribution.

     8. Changes in Capital Structure

          (a) Anti-Dilution. Subject to the provisions of this Paragraph 8, if the outstanding shares of the common stock are increased, decreased, or exchanged for a different number or kind of shares or other securities, or if additional shares or new or different shares or other securities are distributed with respect to such shares of common stock or other securities, through merger, consolidation, sale of all or substantially all of the assets of the Company, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other distribution with respect to such shares of common stock or other securities, an appropriate and proportionate adjustment shall be made in
     (i) the number and kind of shares or other securities subject to this agreement, (ii) the option price and (iii) the Target Price. This Agreement shall not affect in any way the right or power of the Company to make adjustments, reclassifications, reorganizations or changes o its capital or business structure or to merge or consolidate or to dissolve, liquidate, sell, or transfer all or any part of its business or assets.

          (b) Change in Control. Notwithstanding Paragraph 5 and Paragraph 8(a), upon the occurrence of a Change in Control, this option shall immediately thereafter become exercisable.

          (c) Adjustment by Committee. Any adjustments pursuant to this Paragraph 8 shall be made by the Company's Executive Compensation Committee, whose determination as to what adjustments will be made and the extent thereof will be final and binding and conclusive. No fractional share interest will be issued under this Agreement on account of any such adjustments. Only cash payments will be made in lieu of fractional shares.

          (d) No Other Adjustments. Except as provided in this Paragraph 8, the optionee shall have no rights by reason of any subdivision or combination or shares of stock of any class or the payment of any stock dividend or any other increase or decrease in the number of shares of stock of any class or by reason of any sale of assets, dissolution, liquidation, merger or consolidation or spin-off of assets or stock of another corporation.

     9. Rights of Shareholder

     Neither the Optionee nor a transferee of this option shall have any rights as a shareholder with respect to any shares covered hereby until the date he shall have become a holder of record of such shares. No adjsutment shall be made for dividends, distributions or other rights for which the record date is prior to the date on which the Optionee shall have become the holder of record thereof, except as provided in paragraph 8 hereof.

     10. Modification, Extension and Renewal

     The Company's Board of Directors may modify or renew this option, or accept its surrender (to the extent not theretofore exercised) and authorize the granting of a new option or options in substitution therefor (to the extent not theretofore exercised). Notwithstanding the foregoing, no modification shall, without the consent of the Optionee, alter or impair any of the Optionee's rights or the Company's obligations hereunder.

     11. Tax Withholding

     The exercise of all or any portion of this option is subject to the satisfaction of withholding tax or other withholding liabilities, if any, under federal, state and local laws, in connection with such exercise or the delivery or purchase of shares pursuant hereoto. The exercise of this option shall not be effective unless applicable withholding shall have been effected or obtained in the following manner or in any manner acceptable to the Company's Executive Compensation Committee. Unless otherwise prohibited by the Company's Executive
Compensation Committee, the Optionee may satisfy any such withholding tax obligation by any of the following means or by a combination of such means: (a) tendering a cash payment; (b) authorizing the Company to withhold from the shares otherwise issuable to the Optionee as a result of the exercise of a stock option a number of shares having a fair market value as of the date that the amount of tax to be withheld is to be determined ("Tax Date"), less than or equal to the amount of the withholding tax obligation; or (c) delivering to the Company unencumbered shares owned by the Optionee having a fair market value, as of the Tax Date, equal to the amount of the withholding tax obligation, plus, if necessary, cash to avoid fractional shares. The Optionee's election to pay the withholding tax obligation by either of the latter two means of payment is irrevocable and may be disapproved by the Company's Executive Compensation Committee.

     12. Surrender of Agreement

     In the event this option is exercixed in whole, this agreement shall be surrendered to the Company for cancellation. In the event this option is exercised in part, or a change in the number or designation of the common shares subject to this option is made, this agreement shall be delivered to the Company for the purpose of making appropriate notation thereon, or otherwise reflecting, in such manner as the Company shall determine, the partial exercise or the change in the number or designation of the common shares.

     IN WITNESS WHEREOF, this agreement has been executed the date first above written.

                                   KNAPE & VOGT MANUFACTURING
                                   COMPANY
                                   "Company"


                                   By ________________________________________

                                      Its ____________________________________


                                   "Optionee"


                                    __________________________________________
                                    William R. Dutmers