Form 10-K
period 2000-07-01
KNAPE & VOGT MANUFACTURING CO
filed 2000-09-15
CIK 56362

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 1, 2000 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ______


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

               Securities registered pursuant to 12(b) of the Act:
               ---------------------------------------------------
     Title of each class            Name of each exchange on which registered

            None                                       None

           Securities Registered pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------
                     Common Stock, par value $2.00 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $70,383,493 as of August 25, 2000.

Number of shares outstanding of each class of common stock as of August 25, 2000: 2,227,216 shares of Common Stock, par value $2.00 per share, and 2,388,095 shares of Class B Common Stock, par value $2.00 per share.

Documents incorporated by reference. Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on October 13, 2000, are incorporated by reference into Part III of this Report.

                                     PART I
                                ITEM 1--BUSINESS

Item 1(a)--General Development of Business

     The Company is engaged primarily in the design, manufacture, and marketing of storage hardware and ergonomic products, which serve the consumer, contract builder, hardware, and original equipment manufacturer markets. The Company was incorporated in Michigan in 1906, reorganized in Delaware in 1961, and reorganized in Michigan in 1985. The Company's main plant and corporate offices are located at 2700 Oak Industrial Drive, N.E., Grand Rapids, Michigan 49505, and its telephone number is (616) 459-3311. Unless otherwise noted or indicated by the context, the term "Company" includes Knape & Vogt Manufacturing Company, its predecessors and its subsidiaries.

         The following significant events occurred in fiscal 2000:

   - On October 1, 1999, the Company acquired the assets of Idea Industries, Inc. Idea Industries designed, manufactured and marketed ergonomic products including adjustable keyboard mechanisms, keyboard and mouse platforms, wrist rests and CPU holders.

   - On April 14, 2000, the Board of Directors of the Company authorized a ten-percent stock dividend payable on May 19, 2000, to shareholders of record on May 5, 2000. All per share data and weighted average shares outstanding have been adjusted to reflect this dividend.

Item 1(b)--Financial Information About Industry Segments

     The Company believes that a dominant portion of the Company's operations is in a single industry segment -- the design, manufacture, and marketing of storage hardware and ergonomic products. Accordingly, no separate industry segment information is presented.

Item 1(c)--Narrative Description of Business

     Products, Services, Markets and Methods of Distribution. The Company's storage products include a complete line of decorative and utility wall-attached shelving systems. Drawer slides manufactured by the Company include precision, Euro-style and utility slides. Precision drawer slides use ball bearings, while Euro-style and utility drawer slides use rollers. The Company's many different hardware products include closet rods, kitchen storage products and various fixtures. The Company's ergonomic products include adjustable keyboard trays, gel wrists rests and floating mousepads.

     Approximately 27% of the Company's sales were to the consumer market, 71% of the Company's sales were to original equipment manufacturers and specialty distributors, and 2% of the Company's sales were to the office furniture dealer network. Most sales are made through independent sales representatives.

     New Product and Capital Spending Information. Management believes that capital spending in fiscal 2001 will remain consistent with the $9,112,810 spent in fiscal 2000. The cost to complete the items classified as construction in progress at July 1, 2000, was estimated to be approximately $4.5 million. The fiscal 2001 spending will reflect investments made to improve manufacturing technology and to bring new products and product enhancements to the Company's customers.

     Sources and Availability of Raw Materials. Most of the Company's storage products are produced primarily from steel or wood. Historically, the Company has not experienced difficulty in obtaining these raw materials and does not anticipate any difficulty in the future, as the raw materials used are not unique.

     Patents, Licenses, Etc. Patents, trademarks and licenses play a part in the Company's business, but the Company as a whole is not dependent to any material extent upon any single patent.

     Seasonal Nature of Business. The Company's business is not seasonal.

     Working Capital Practices. The Company does not believe that it, or the industry in general, has any special practices or special conditions affecting working capital items that are significant for an understanding of the Company's business.

     Importance of Limited Number of Customers. The Company sells to both the consumer market and to the OEM/specialty distributor market, as well as direct sales to the dealer network. The consumer market is comprised of a broad base of retail outlets. The OEM/specialty distributor market is more concentrated with a fewer number of customers and is more closely tied to the office furniture industry. The dealer network is also closely tied to the office furniture industry. The Company does not believe that its business is dependent upon any single or small number of customers, the loss of which would have a materially adverse effect upon the Company. The Company estimates that at present it has over 1,300 active customers with approximately 35,000 outlets, of which the five largest customers account for approximately 19% of sales and no one of which accounts for more than 6% of sales.

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

     Research, Design and Development. Approximately $1,690,000 was spent in fiscal 2000 in the development of new products and in the improvement of existing products; approximately $1,543,000 was spent in fiscal 1999 and $1,225,000 in fiscal 1998 for the same purposes. The amount of research and development expenditures was determined by specific identification of the costs, which are expensed as incurred.

     Environmental   Matters.   The  Company  does  not  believe  that  existing
environmental regulations will have any material effect upon the capital expenditures, earnings and competitive position of the Company.

     Employees. At July 1, 2000, the Company employed 890 persons. None of the Company's employees are represented by collective bargaining agents.

Item 1(d)--Information About Foreign Operations

     The Company's Canadian operation accounted for approximately 7% of consolidated sales. Approximately 4% of consolidated net sales were derived from export shipments from the Company's United States operations to customers in other foreign countries. The Company does not know of any particular risks attendant thereto, except that fluctuating exchange rates between the United States and Canadian currencies and other factors beyond the control of the Company, such as tariff and foreign economic policies, may affect future results of such business. Reference is made to Notes 2, 3 and 13 of the Notes to the Company's Consolidated Financial Statements contained herein for the fiscal year ended July 1, 2000, for a presentation of additional information concerning the Company's foreign operations.

                               ITEM 2--PROPERTIES

     The Company owned or leased the following offices and manufacturing facilities as of July 1, 2000:

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

Mississauga, Ontario                Office; 1,900 sq. ft.                                        Leased

The facilities indicated as owned are owned in fee by the Company and are subject to no material encumbrances. The Company believes that its facilities are generally adequate for its operations and are maintained in a state of good repair. The Company believes it is in compliance with all applicable state and federal air and water pollution control laws. During the five years ended July 1, 2000, the Company spent approximately $28,000,000 for expansion, modernization and improvements of its facilities and equipment.

                            ITEM 3--LEGAL PROCEEDINGS

     In September 1999, when the Company sold The Hirsh Company the purchaser assumed the lease for the facility located in Skokie, Illinois. The Company guaranteed all of the lease obligations to the landlord through the expiration of the lease in August 2000. As of July 1, 2000, the purchaser is in default under the lease agreement and the landlord has filed suit against the purchaser and the Company as the guarantor. The claim is for payment of the unpaid rent, unpaid property taxes, building repairs and legal costs.

     A former employee in connection with benefits paid under an executive retirement plan has also sued the Company. The initial ruling was in favor of the former employee; however, the Company has filed an appeal in the case.

     The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of its business.

     In the opinion of management, based on the information presently known, the ultimate liability for these matters, taking into account established accruals of approximately $880,000, will not have a materially adverse effect on the Company's financial position or the results of its operations.

           ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 1, 2000.

              ADDITIONAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company were, at July 1, 2000, as follows:

                                                                                       Year First Elected
    Name                        Age           Positions and Offices Held               an Executive Officer
-----------------------------------------------------------------------------------------------------------
William R. Dutmers              44            Chairman of the Board of Directors,
                                              Chief Executive Officer and President           1998

Michael G. Van Rooy             48            Senior Vice President of Manufacturing          1993

James S. Dahlke                 50            Vice President of Business Development          1999

     Mr. Dutmers was named Chairman of the Board of Directors in January 1998. Mr. Dutmers has been a member of the Board of Directors since April 1996. He was named Chief Executive Officer and President in May 1999. Mr. Dutmers was the President of G & L, Inc., a business consulting firm, from 1991 to 1997.

     Mr. Van Rooy has been the Senior Vice President of Manufacturing since December 1993. Mr. Van Rooy joined the Company in 1985 in the engineering department and has held a variety of management positions.

     Mr. Dahlke was named the Vice President of Business Development in October 1999. Mr. Dahlke joined the Company in August 1999. Mr. Dahlke served as the President and Chief Operating Officer of Harrow Industries from 1996 to 1999. Prior to that he served as President and CEO of Medalist Industries.

     All terms of office are on an annual basis and will expire on October 13, 2000.

                                     PART II

            ITEM 5--MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
                COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Market Price. The Company's Common Stock is traded on the NASDAQ National Market under the ticker symbol KNAP. Stock price quotations can be found in major daily newspapers (listed KnapeV) and in the Wall Street Journal (listed KnapeVogt). As of August 25, 2000, there were approximately 3,100 shareholders of the Company's Common Stock and Class B Common Stock.

                                                    Fiscal 2000                            Fiscal 1999
                                       -----------------------------------------------------------------------------
Quarter                                       High                Low               High                Low
--------------------------------------------------------------------------------------------------------------------
First                                        $16.02             $11.93             $20.68              $15.34
Second                                       $15.80             $12.56             $18.64              $15.00
Third                                        $16.36             $12.44             $16.36              $10.91
Fourth                                       $16.00             $13.52             $16.25              $10.91

     Dividends. The Company paid per share cash dividends on its shares of Common Stock and Class B Common Stock in the following amounts during the last two fiscal years.

                                                                         Per Share Cash Dividends
                                                                         ------------------------
Year Ended July 1, 2000                                        Common Stock               Class B Common Stock
-----------------------                                        ------------               --------------------
First Quarter                                                      $.15                           $.136
Second Quarter                                                     $.15                           $.136
Third Quarter                                                      $.15                           $.136
Fourth Quarter                                                     $.165                          $.15

                                                                         Per Share Cash Dividends
                                                                         ------------------------
Year Ended June 30, 1999                                       Common Stock               Class B Common Stock
------------------------                                       ------------               --------------------
First Quarter                                                      $.15                           $.136
Second Quarter                                                     $.15                           $.136
Third Quarter                                                      $.15                           $.136
Fourth Quarter                                                     $.15                           $.136

     On August 4, 2000, the Board of Directors declared a $.165 per share cash dividend on shares of the Company's common stock and $.15 per share cash dividend on shares of its Class B common stock, payable September 8, 2000, to shareholders of record on August 25, 2000.

                         ITEM 6--SELECTED FINANCIAL DATA

For the Year Ended                               2000              1999                1998               1997             1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                    (a)               (b)               (c)                (d)
Summary of Operations
Net sales................................    $149,836,870      $150,259,355      $181,632,570      $176,630,294       $163,012,030
  Sales growth %.........................          (0.3)%           (17.3)%              2.8%              8.4%             (3.1)%
Gross profit.............................      40,961,356        36,092,104        42,299,900        43,548,529         38,603,382
  Gross profit %.........................           27.3%             24.0%             23.3%             24.7%              23.7%
Selling and administrative...............      26,400,042        25,721,924        29,152,388        28,436,330         27,438,017
  Selling and administrative %...........           17.6%             17.1%             16.1%             16.1%              16.8%
Operating income (loss)..................      14,456,314         9,770,180       (2,644,764)        14,738,964          7,669,365
  Operating income (loss) %..............            9.6%              6.5%            (1.5)%              8.3%               4.7%
Income (loss) from continuing
   operations............................       8,423,730         6,161,769       (8,369,182)         8,325,228          3,103,058
Loss from discontinued operation.........               -                 -       (1,368,278)          (471,624)        (3,037,926)
Net income (loss)........................       8,423,730         6,161,769       (9,737,460)         7,853,604             65,132

Common Stock Data
Diluted earnings per share from
     continuing operations...............            1.80              1.13           (1.28)               1.28               0.48
Diluted earnings per share from
     discontinued operation..............               -                 -           (0.21)              (0.07)             (0.47)
Diluted earnings per share...............            1.80              1.13           (1.49)               1.21               0.01
Weighted-average shares
     outstanding-diluted.................       4,684,125         5,445,009        6,550,184          6,493,561          6,486,961
Dividends per share--common..............           0.615             0.600            0.600              0.600              0.600
Dividends per share--Class B common......           0.559             0.545            0.545              0.545              0.545
Year-end stock price.....................           15.25             16.02            20.45              14.55              14.32

Year-end Financial Position
Total assets.............................      88,287,652        75,059,989      104,033,087        125,741,698        129,225,159
Working capital..........................      16,378,393        18,135,700       38,276,167         39,266,034         39,535,991
Current ratio............................             1.7               2.0              2.5                4.2                4.0
Long-term debt...........................      20,050,000        17,700,000        9,700,000         29,000,000         35,000,000
Long-term debt as a % of total capital...           36.6%             35.8%            13.6%              28.3%              33.6%
Stockholders' equity.....................      34,706,630        31,758,785       61,756,674         73,460,498         69,173,750

Other Data/Key Ratios
Cash flow from operating activities......      17,269,946        13,471,459       23,234,772         16,186,397         13,485,377
Capital expenditures.....................       9,112,810         4,786,263        4,228,552          7,763,482          8,032,779
Depreciation and amortization............       5,862,588         5,914,739        7,966,383          7,728,603          7,345,353
Return on average assets.................           10.3%              6.9%           (8.5)%               6.2%               0.0%
Return on average equity.................           25.3%             13.2%          (14.4)%              11.0%               0.1%
Number of employees......................             890               846              944              1,061              1,084
------------------------------------------------------------------------------------------------------------------------------------

(a) 1999 figures include an impairment charge of $600,000 pre-tax and an inventory write-off of $400,000 pre-tax recorded for the discontinuance of certain utility slides. This resulted in an after-tax reduction of $650,000, or $0.12 per diluted share.

(b) 1998 figures include 1) an adjustment to the inventory obsolescence reserve of $910,000 recorded in cost of sales; 2) a restructuring charge for the reorganization of KV Canada of $3,992,276 recorded in operating expenses, and an income tax benefit of $600,000, for an after-tax effect of $3,392,276, or $0.52 per diluted share; 3) an impairment charge for the sale of Hirsh of $11,800,000 recorded in operating expenses, and an income tax expense of $1,000,000, for an after-tax effect of $12,800,000, or $1.96 per diluted share; 4) a $448,284 write-off of idle equipment; and 5) an after-tax charge of $937,268 or $0.15 per diluted share to record the sale of Roll-it, a discontinued operation.

(c) 1997 figures include an after-tax charge of $246,235 or $0.04 per diluted share to record the March 1997 sale of Modar.

(d) 1996 figures include an inventory liquidation of $863,000 recorded in cost of sales, a restructuring charge of $3,496,000 recorded in operating expenses, and an income tax benefit of $1,534,000, for an after-tax effect of $2,825,000, or $0.44 per diluted share. The 1996 figures also include an after-tax charge of $2,700,000 to recognize the estimated loss on the sale of Roll-it, the Company's discontinued store fixture operation.

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

Overview

     The Company increased consolidated net income to $8.4 million, or $1.80 per diluted share in fiscal 2000, from $6.2 million, or $1.13 per diluted share in the prior year. Overall, the net income increase reflects the Company's emphasis on continuous improvement in all aspects of its business. Specifically, the implementation of lean manufacturing techniques reduced production costs, improving the Company's gross margins and profitability. In addition, the Company has accomplished the following key items during fiscal 2000:

    - On October 1, 1999, the Company acquired the assets of Idea Industries, Inc. Idea Industries designed, manufactured and marketed ergonomic products including adjustable keyboard mechanisms, keyboard and mouse platforms, wrist rests and CPU holders. This acquisition expanded the Company's ergonomic offering and provided another distribution channel, the office furniture dealers.

   - On April 14, 2000, the Board of Directors of the Company authorized a ten-percent stock dividend payable on May 19, 2000, to shareholders of record on May 5, 2000. All per share data and weighted average shares outstanding have been adjusted to reflect this dividend.

Results of Operations

     The table below shows certain items in the Consolidated Statements of Operations from continuing operations as a percentage of net sales:

                                                               July 1,          June 30,             June 30,
Year ended                                                      2000              1999                 1998
---------------------------------------------------------------------------------------------------------------
Net sales.........................................            100.0%             100.0%             100.0%
Cost of sales.....................................             72.7               76.0               76.7
                                                        -------------------------------------------------------
  Gross profit                                                 27.3               24.0               23.3
Selling and administrative expenses...............             17.6               17.1               16.1
Restructuring and impairment of assets............               .1                 .4                8.7
                                                        -------------------------------------------------------
  Operating income (loss).........................              9.6                6.5               (1.5)
Interest expense..................................              1.0                 .5                 .6
Other expense (income)............................                -                (.2)                .3
                                                        -------------------------------------------------------
Income (loss) from continuing operations
   before income taxes............................              8.6                6.2               (2.4)
Income taxes - continuing operations..............              3.1                2.1                2.2
                                                        -------------------------------------------------------
Income (loss) from continuing operations..........              5.5%               4.1%              (4.6)%
---------------------------------------------------------------------------------------------------------------

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

                                      July 1,                      June 30,                      June 30,
Year ended                             2000             %            1999            %             1998            %
-----------------------------------------------------------------------------------------------------------------------
Shelving systems                     $   49.3         32.9%        $   55.5         37.0%        $   83.0         45.7%
Drawer slides                            70.0         46.7%            70.8         47.1%            69.8         38.4%
Hardware/Other                           30.5         20.4%            24.0         15.9%            28.8         15.9%
-----------------------------------------------------------------------------------------------------------------------

Total                                $  149.8          100%        $  150.3          100%        $  181.6          100%
-----------------------------------------------------------------------------------------------------------------------

     Net sales in fiscal 2000 were $149.8 million. This was a slight decline from fiscal 1999 and was due exclusively to the impact of Hirsh sales in fiscal 1999. Excluding the impact of The Hirsh Company, which was sold in September 1998, fiscal 1999 net sales were $142.8 million. Accordingly, on like sales, fiscal 2000 net sales actually increased approximately $7.0 million or 4.9%. The growth resulted from the ergonomic products introduced as a result of the acquisition of Idea Industries and strong sales of the Company's precision drawer slides. The Company continues to successfully target the OEM office furniture market with its products, however, the retail market remains highly competitive and price sensitive. As a result, management must evaluate opportunities in this market on a customer by customer basis.

     Net sales in fiscal 1999 declined $31.4 million, or 17.3% to $150.3 million. The most significant decline was in shelving systems and was primarily due to the sales contribution of Hirsh. In addition, the Company performed a profitability review of its current product offerings and decided to discontinue certain product lines which were either unprofitable or provided only a minimal return. Specifically, the Company opted to re-deploy production assets, which were utilized to produce certain utility slides to the production of the more profitable precision drawer slides. While this decision improved the bottom line, it did result in lower net sales for fiscal 1999.

Gross Profit

     Gross profit, as a percentage of net sales, was 27.3% in fiscal 2000, compared to 24.0% in fiscal 1999, and 23.3% in fiscal 1998. The significant improvement in the fiscal 2000 margins compared to fiscal 1999 can be attributed to the introduction of more profitable products resulting in a more favorable product mix. In addition, the emphasis on lean manufacturing continues to identify and eliminate non-value-added operations from the business, thus, reducing costs.

     The improvement in gross profit in fiscal 1999 from fiscal 1998 reflects the sale of Hirsh and the discontinuance of other low-margin product lines, which resulted in a more favorable product mix. In the third quarter of fiscal 1999, the Company started to realize some of the benefits from the implementation of lean manufacturing techniques, which not only resulted in reduced manufacturing costs, but also allowed the Company to improve its service to its customers. These improvements were partially offset by the $.4 million inventory write-off incurred with product line discontinuance.

     During fiscal 2001, the Company expects its margins to benefit from the introduction of new products and the utilization of continuous improvement techniques in its manufacturing operations.

Selling and Administrative

     Selling and administrative expenses, as a percent of net sales, were 17.6% in fiscal 2000, compared to 17.1% in fiscal 1999 and 16.1% in fiscal 1998. The increase in fiscal 2000 represents costs incurred to launch several new products and costs, such as royalties and goodwill, associated with the Idea acquisition.

     The increase in fiscal 1999 compared to fiscal 1998 reflects severance and strategic planning costs incurred during the year. These increases were only partially offset by reductions in costs, which are variable with performance, such as incentive programs and commissions.

Restructuring/Impairment

     In fiscal 2000, the Company recorded a loss of $105,000 in accordance with Financial Accounting Standard No. 121. The loss reflected management's best estimate of the loss to be incurred on the sale of the Company's former powder coat facility. Following the fiscal 2000 year-end, management signed a buy/sell agreement on the facility with a third party and anticipates closing the sale during the first quarter of fiscal 2001.

     In the second quarter of fiscal 1999, as a result of the decision to re-deploy certain utility slide production assets, the Company recorded an impairment loss of $.6 million pre-tax to write the related tooling assets down to their estimated fair value. In addition, excess inventory of $.4 million pre-tax related to the discontinued product lines was charged directly to cost of sales.

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

     A pre-tax restructuring charge of $4.0 million was recorded in the third quarter of fiscal 1998 for Knape & Vogt Canada. In March 1998, Knape & Vogt announced its plans to reorganize its Canadian operation, including the sale of the Company's manufacturing facility and equipment in the Toronto area. The sale was completed in May of 1998. The Company continues to sell and distribute its products in Canada and maintains a sales office in the Toronto area.

Other Expenses/(Income) and Income Taxes

     Interest expense was $1.4 million in fiscal 2000, compared to $.8 million and $1.2 million, respectively, in fiscal years 1999 and 1998. The increase in interest expense during fiscal 2000 reflects the higher level of borrowings needed to support the Idea acquisition, capital expenditures and share repurchases. The lower interest expense incurred in fiscal 1999 reflected the lower average borrowing levels resulting from proceeds received from the sale of Hirsh, along with improved cash flow from operating activities.

     Other miscellaneous expense was $2,345 in fiscal 2000 compared to income of $.4 million in fiscal 1999. Fiscal 1999 included interest received on Michigan Single Business Tax refunds and two patent infringement settlements, partially offset by losses incurred on the disposal of fixed assets.

     The effective tax rate was 35.4% in fiscal 2000, compared to 33.9% in fiscal 1999. See Note 10 to the Consolidated Financial Statements for a reconciliation of the effective tax rate.

Net Income

     Income from continuing operations in fiscal 2000 was $8.4 million, or $1.80 per diluted share compared to $6.2 million or $1.13 per diluted share in fiscal 1999 and a net loss of $8.4 million, or $1.28 per diluted share in fiscal 1998. The loss recorded in fiscal 1998 was primarily due to the losses incurred on the sale of Hirsh and the restructuring of Knape & Vogt Canada.

     The results of operations of Roll-it, net of income taxes, were presented as a discontinued operation in fiscal 1998. On March 27, 1998, the Company signed an agreement to sell Roll-it which resulted in an additional loss of $.9 million, due to the difference between the original estimate and the actual loss from the sale of Roll-it.

     Net  income  was $8.4  million or $1.80 per  diluted  share in fiscal  2000 compared to $6.2 million, or $1.13 per diluted share in fiscal 1999 and a loss of $9.7 million, or $1.49 per diluted share in fiscal 1998. The increase over fiscal 1999 reflected the gross profit improvement achieved during fiscal 2000. The improvement in fiscal 1999 compared to fiscal 1998 was due to the $12.8 million after-tax charge recorded for the sale of Hirsh, the $3.4 million restructuring charge for Knape & Vogt Canada and the additional loss of $.9 million on the sale of Roll-it, all in fiscal 1998. Without these charges, net income would have been $7.4 million, or $1.14 per diluted share in fiscal 1998.

Liquidity And Capital Resources

     Cash flows from operating activities generated $17.3 million in fiscal 2000 compared to $13.5 million in fiscal 1999 and $23.2 million in fiscal 1998. The improvement in fiscal 2000 compared to fiscal 1999 reflected the higher net income earned during the year and improved working capital performance. In fiscal 1999, the cash flows from the change in accounts payable were substantially lower than in fiscal 1998, due to two factors. First, in fiscal 1998, the Company adopted a more aggressive payment policy with its vendors, which resulted in a higher accounts payable balance and a significant one-time increase in cash flows. Second, even though the Company was still utilizing the more aggressive payment policy with its vendors in fiscal 1999, payables decreased due to the sale of Hirsh.

     Cash flows used in investing activities were $14.1 million in fiscal 2000. During fiscal 2000, the Company incurred $9.1 million of capital expenditures, compared to $4.8 million and $4.2 million, respectively, in fiscal 1999 and 1998. The expenditures in fiscal 2000 were primarily for improvements in the Company's manufacturing process, including the completion of the new powder coat paint line and the new facility at the Company's Indiana subsidiary and tooling for new products. Management believes that capital expenditures will remain at approximately the same level in fiscal 2001, as investments are made to improve manufacturing technology and to bring new products and product enhancements to the Company's customers. The cost to complete the items classified as construction in progress at July 1, 2000, was estimated to be approximately $4.5 million. Investing activities in fiscal 2000 also included the net cash paid for the acquisition of Idea Industries, Inc.

     On October 1, 1999, the Company acquired substantially all of the assets of Idea Industries, Inc. (Idea). Idea designed, manufactured and marketed ergonomic products, including adjustable keyboard mechanisms, keyboard and computer mouse platforms, wrist rests and CPU holders. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on the estimated fair values at the date of the acquisition. The cost of the acquisition in excess of net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

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

     The results of the Idea acquisition were not material to the Company's consolidated operating results, therefore pro forma financial statements have not been prepared.

     Following the financial strategy announced in fiscal 1998, the Company completed a Dutch Auction early in the second quarter of fiscal 1999. This resulted in the repurchase of 1,353,862 shares of the Company's stock at a price of $19.09 per share. In addition, the Company repurchased an additional 633,810 shares at prices ranging from approximately $12 to $17 per share through July 1, 2000. In total, the cost of the repurchased shares was $35.7 million.

     At the August 20, 1999, Board of Directors meeting, the Board approved an additional 440,000 shares for the stock repurchase program. At July 1, 2000, the Company has remaining authorization to repurchase an additional 375,791 shares.

     On April 14, 2000, the Board of Directors declared a 10% stock dividend of the Company's common stock and Class B common stock. On May 19, 2000, shareholders received one additional share of stock for each ten shares held. All per share data and weighted average shares outstanding have been restated to reflect the 10% stock dividend.

     During fiscal 1999, the Company renegotiated its revolving credit facility. The new facility allows for borrowings up to $45 million and expires on November 1, 2004. In addition, the Company entered into an interest rate swap agreement in order to fix the interest rate on a portion of the borrowings under the revolving credit facility. The swap agreement, which expires on June 1, 2006, fixed the interest on $17 million of borrowings through August 31, 1999, and increased to $20 million on September 1, 1999. The swap agreement fixed the rate at 6.25% plus the Company's credit spread on the revolving credit agreement.

     On October 29, 1999, the revolving credit facility was amended to modify certain covenants. At July 1, 2000, the Company was in compliance with all of the covenants.

     The Company's outstanding debt at July 1, 2000, was $20.1 million, compared to $17.7 million in fiscal 1999. The debt to total capital ratio increased to 36.6% at July 1, 2000, from 35.8% at June 30, 1999. The Company continues to manage its debt levels in an effort to reach its targeted capital structure. The Company believes that cash flows from operations and funds available under the credit facility will be sufficient to fund working capital requirements and capital expenditures in fiscal 2001.

Legal Contingencies

     In September 1999, when the Company sold The Hirsh Company the purchaser assumed the lease for the facility located in Skokie, Illinois. The Company guaranteed all of the lease obligations to the landlord through the expiration of the lease in August 2000. As of July 1, 2000, the purchaser is in default on the lease agreement and the landlord has filed suit against the purchaser and the Company as the guarantor. The claim is for payment of the unpaid rent, unpaid property taxes, building repairs and legal costs.

     A former employee in connection with benefits paid under an executive retirement plan has also sued the Company. The initial ruling was in favor of the former employee; however, the Company has filed an appeal in the case.

     The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of its business.

     In the opinion of management, based on the information presently known, the ultimate liability for these matters, taking into account established accruals of approximately $880,000, will not have a materially adverse effect on the Company's financial position or the results of its operations.

Inflation

     Inflation has not had a significant effect on the Company over the past three years nor is it expected to have a significant effect in the foreseeable future. The Company continuously attempts to minimize the effect of inflation through cost reductions and improved productivity.

Year 2000 Readiness Disclosure

     As of the date of this report, the Company has not experienced any Year 2000 issues arising from its systems or those of its material vendors and suppliers. To the extent that there may be any ongoing Year 2000 issues that might arise at a later date, the Company has contingency plans in place to address such issues.

Forward-Looking Statements

     This report contains certain forward-looking statements, which involve risks and uncertainties. When used in this report, the words "believe," "anticipate," "think," "intend," "goal," "forecast," "expect" and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning new product introductions, future revenue growth and gross margin improvement. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date of this report.

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

     The following table provides information on the Company's fixed maturity investments as of July 1, 2000, that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Liability                                                    Amount                    Maturity Date
---------                                                    -------                   -------------
Variable rate revolving credit
  agreement                                                  $45 million               November 1, 2004
  First $20,000,000 at an interest rate of 6.84%
      plus weighted average credit spread of .5%
  Amounts in excess of $20,000,000 had an interest rate
      ranging from 5.39% to 7.51% in 2000

Interest Rate Swaps
Notional amount                                              $17 million               August 31, 1999
  Increased to                                               $20 million               June 1, 2006
  Pay fixed/Receive variable - 6.84%
     Pay fixed interest rate - 6.25%

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

               ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Immediately following are the consolidated balance sheets of the Company and its subsidiaries as of July 1, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended July 1, 2000, the notes thereto, summary of accounting policies, and the independent auditors' report.

               Knape & Vogt Manufacturing Company and Subsidiaries
                      Consolidated Statements of Operations

------------------------------------------------------------------------------------------------------------------------
Year ended                                                      July 1, 2000         June 30, 1999        June 30, 1998
------------------------------------------------------------------------------------------------------------------------
   Net Sales                                                    $ 149,836,870        $ 150,259,355        $ 181,632,570

   Cost of Sales                                                  108,875,514          114,167,251          139,332,670
   ---------------------------------------------------------------------------------------------------------------------
   Gross Profit                                                    40,961,356           36,092,104           42,299,900
   ---------------------------------------------------------------------------------------------------------------------
   Expenses
        Selling and shipping                                       20,891,588           19,953,864           22,594,546
        Administrative and general                                  5,508,454            5,768,060            6,557,842
        Restructuring and impairment of assets                        105,000              600,000           15,792,276
   ---------------------------------------------------------------------------------------------------------------------
   Total Expenses                                                  26,505,042           26,321,924           44,944,664
   ---------------------------------------------------------------------------------------------------------------------
   Operating Income (Loss)                                         14,456,314            9,770,180           (2,644,764)
   ---------------------------------------------------------------------------------------------------------------------
   Other Expenses (Income)
        Interest                                                    1,407,239              802,202            1,224,394
        Other, net                                                      2,345             (355,791)             569,024
   ---------------------------------------------------------------------------------------------------------------------
   Total Other Expenses                                             1,409,584              446,411            1,793,418
   ---------------------------------------------------------------------------------------------------------------------
   Income (Loss) From Continuing Operations Before
        Income Taxes                                               13,046,730            9,323,769           (4,438,182)
   Income Taxes - Continuing Operations                             4,623,000            3,162,000            3,931,000
   ---------------------------------------------------------------------------------------------------------------------
   Income (Loss) From Continuing Operations                         8,423,730            6,161,769           (8,369,182)
   ---------------------------------------------------------------------------------------------------------------------
   Discontinued Operation, Net of Income Taxes
        Loss from operations                                                -                    -             (431,010)
        Estimated loss on sale                                              -                    -             (937,268)
   ---------------------------------------------------------------------------------------------------------------------
   Total Discontinued Operation, Net of
        Income Taxes                                                        -                    -           (1,368,278)
   ---------------------------------------------------------------------------------------------------------------------
   Net Income (Loss)                                              $ 8,423,730          $ 6,161,769         $ (9,737,460)
   ---------------------------------------------------------------------------------------------------------------------
   Basic Earnings Per Share
        Income (loss) from continuing operations                    $    1.80            $    1.13           $    (1.29)
        Loss from discontinued operation                                    -                    -                (0.21)
   ---------------------------------------------------------------------------------------------------------------------
   Net Income (Loss) Per Share                                      $    1.80            $    1.13           $    (1.50)
   ---------------------------------------------------------------------------------------------------------------------
   Weighted Average Shares Outstanding                              4,679,918            5,432,192            6,512,418
   ---------------------------------------------------------------------------------------------------------------------
   Diluted Earnings Per Share
        Income (loss) from continuing operations                    $    1.80            $    1.13           $    (1.28)
        Loss from discontinued operation                                    -                    -                (0.21)
   ---------------------------------------------------------------------------------------------------------------------
   Net Income (Loss) Per Share                                      $    1.80            $    1.13           $    (1.49)
   ---------------------------------------------------------------------------------------------------------------------
   Weighted Average Shares Outstanding                              4,684,125            5,445,009            6,550,184
   ---------------------------------------------------------------------------------------------------------------------
   Dividends Per Share
        Common stock                                               $     .615           $     .600            $    .600
        Class B common stock                                       $     .559           $     .545            $    .545
   ---------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

               Knape & Vogt Manufacturing Company and Subsidiaries
                           Consolidated Balance Sheets

------------------------------------------------------------------------------------------------------------------
                                                                                 July 1, 2000       June 30, 1999
------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
     Cash                                                                       $   2,351,622       $   1,621,002
     Accounts receivable, less allowances of $556,000 and $389,000,
          respectively                                                             20,631,951          18,930,039
     Refundable income taxes                                                          140,086             140,708
     Inventories                                                                   15,092,393          13,149,649
     Prepaid expenses                                                               1,213,607           1,868,101
     Net assets held for sale                                                       1,779,405                   -
------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                               41,209,064          35,709,499
------------------------------------------------------------------------------------------------------------------
Property and Equipment
     Land and improvements                                                          1,156,531           1,815,127
     Buildings                                                                     14,489,756          14,436,028
     Machinery and equipment                                                       53,349,222          48,180,990
     Construction in progress                                                       4,636,979           2,224,266
------------------------------------------------------------------------------------------------------------------
                                                                                   73,632,488          66,656,411
     Less accumulated depreciation                                                 35,270,625          31,357,471
------------------------------------------------------------------------------------------------------------------
Net Property and Equipment                                                         38,361,863          35,298,940
------------------------------------------------------------------------------------------------------------------
Goodwill, net                                                                       4,978,420             575,433
------------------------------------------------------------------------------------------------------------------
Other Assets                                                                        3,738,305           3,476,117
------------------------------------------------------------------------------------------------------------------
                                                                                $  88,287,652       $  75,059,989
------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

               Knape & Vogt Manufacturing Company and Subsidiaries
                           Consolidated Balance Sheets

------------------------------------------------------------------------------------------------------------------
                                                                                 July 1, 2000       June 30, 1999
------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable                                                           $  12,833,665       $   9,129,514
     Accruals:
         Income taxes                                                               1,317,297             732,344
         Taxes other than income                                                      560,809             864,734
         Compensation                                                               4,689,373           3,055,717
         Restructuring costs                                                          252,241             377,515
         Miscellaneous                                                              5,177,286           3,413,975
------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                          24,830,671          17,573,799

Supplemental Retirement Benefits                                                    4,488,351           3,155,405

Long-Term Debt                                                                     20,050,000          17,700,000

Deferred Income Taxes                                                               4,212,000           4,872,000
------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                  53,581,022          43,301,204
------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
     Stock:
         Common, $2 par - 6,000,000 shares authorized; 2,222,852 and
              2,073,148 issued                                                      4,445,704           4,146,296
         Class B common, $2 par - 4,000,000 shares authorized; 2,392,853
              and 2,238,227 issued                                                  4,785,706           4,476,454
         Preferred - 2,000,000 shares authorized and unissued                               -                   -
     Additional paid-in capital                                                     8,482,908           4,409,415
     Unearned stock grant                                                             (94,500)                  -
     Accumulated other comprehensive income (loss)                                 (1,169,577)           (478,606)
     Retained earnings                                                             18,256,389          19,205,226
------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                         34,706,630          31,758,785
------------------------------------------------------------------------------------------------------------------
                                                                                $  88,287,652       $  75,059,989
------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

               Knape & Vogt Manufacturing Company and Subsidiaries
                 Consolidated Statements of Stockholders' Equity

--------------------------------------------------------------------------------------------------------------------------

                                                                                      Accumulated
                                                        Additional     Restricted        other
                                          Common         paid-in         stock       comprehensive      Retained
                                          stock          capital        grants       income (loss)      earnings           Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1997                 $ 11,807,658    $ 33,340,541     $       -     $  (1,345,978)   $  29,658,277   $  73,460,498
Net loss for 1998                                -               -             -                 -       (9,737,460)     (9,737,460)
Cash dividends                                   -               -             -                 -       (3,760,383)     (3,760,383)
Stock issued under stock option plan        63,592         384,449             -                 -                -         448,041
Foreign currency translation                     -               -             -          (259,327)               -        (259,327)
     adjustment
Sale of Knape & Vogt Canada assets               -               -             -         1,605,305                -       1,605,305
------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998                  11,871,250      33,724,990             -                 -       16,160,434      61,756,674
Net income for 1999                              -               -             -                 -        6,161,769       6,161,769
Cash dividends                                   -               -             -                 -       (3,116,977)     (3,116,977)
Stock issued under stock option plan        75,986         472,431             -                 -                -         548,417
Tax benefit from exercise
      of stock options                           -          69,133             -                 -                -          69,133
Stock grants issued                         21,000         215,250      (236,250)                -                -               -
Stock grants earned                              -               -       236,250                 -                -         236,250
Repurchase and retirement of
      shares of common stock            (3,345,486)    (30,072,389)            -                 -                -     (33,417,875)
Foreign currency translation                     -               -             -           (29,983)               -         (29,983)
     adjustment
Minimum SERP adjustment, net of tax
      benefit of $263,901                        -               -             -          (448,623)               -        (448,623)
------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1999                   8,622,750       4,409,415             -          (478,606)      19,205,226      31,758,785
Net income for 2000                              -               -             -                 -        8,423,730       8,423,730
Cash dividends                                   -               -             -                 -       (2,741,146)     (2,741,146)
10% stock dividend                         841,308       5,783,992             -                 -       (6,631,421)         (6,121)
Stock issued under stock option plan        26,610         173,623             -                 -                -         200,233
Tax benefit from exercise
      of stock options                           -           8,671             -                 -                -           8,671
Stock grants issued                         12,000          82,500       (94,500)                -                -               -
Repurchase and retirement of
       shares of common stock             (271,258)     (1,975,293)            -                 -                -      (2,246,551)
Foreign currency translation                     -               -             -            (9,019)               -          (9,019)
     adjustment
Minimum SERP adjustment, net of tax
      benefit of $353,000                        -               -             -          (681,952)               -        (681,952)
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 2000                  $ 9,231,410     $ 8,482,908     $ (94,500)    $  (1,169,577)   $  18,256,389    $ 34,706,630
------------------------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

               Knape & Vogt Manufacturing Company and Subsidiaries
                      Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------------------------------------------------
                                                                          July 1,          June 30,          June 30,
Year ended                                                                 2000              1999             1998
-------------------------------------------------------------------------------------------------------------------------
Operating Activities
     Net income (loss)                                                 $   8,423,730     $  6,161,769     $  (9,737,460)
     Adjustments to reconcile net income (loss)
     to net cash provided by
         operating activities:
         Depreciation of fixed assets                                      5,027,282        5,123,290         6,604,799
         Amortization of other assets                                        835,306          791,449         1,361,584
         Decrease in deferred income taxes                                  (308,000)        (810,856)         (752,000)
         Increase in supplemental retirement benefits                        299,101          605,313           264,957
         Increase in prepaid pensions                                     (1,175,341)               -                 -
         Decrease in deferred lease costs                                          -          (93,248)         (556,992)
         Loss on sale of the discontinued operation                                -                -           937,268
         Write-off of foreign currency translation adjustment                      -                -         1,605,305
         Loss on sale of The Hirsh Company                                         -                -        12,800,000
         Impairment loss                                                     105,000          600,000                 -
         Loss on disposal of property and equipment                           37,855          593,431                 -
         Stock grants earned                                                       -          236,250                 -
         Changes in operating assets and liabilities
         (net of  acquisition):
              Decrease (increase) in:
                  Accounts receivable                                     (1,045,595)       6,717,542          (809,180)
                  Refundable income taxes                                          -           33,961         1,157,735
                  Inventories                                             (1,692,041)        (341,117)        1,903,218
                  Net assets of discontinued operation                             -                -          (995,000)
                  Net assets held for sale                                         -          490,116                 -
                  Prepaid expenses                                           683,326          882,696           384,903
              Increase (decrease) in:
                  Accounts payable                                         2,515,619       (8,631,246)        8,776,835
                  Accrued restructuring costs                               (123,512)        (436,172)          672,004
                  Accruals                                                 3,687,216        1,548,281          (383,204)
------------------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                            17,269,946       13,471,459        23,234,772
------------------------------------------------------------------------------------------------------------------------
Investing Activities
     Additions to property and equipment                                  (9,112,810)      (4,786,263)       (4,228,552)
     Proceeds from sales of property and equipment                             4,330           20,250         2,564,744
     Net cash paid for acquisition                                        (5,309,674)               -                 -
     Proceeds from the sale of The Hirsh Company                                   -       18,157,884                 -
     Disposition of discontinued operation                                         -                -         2,045,364
     Other, net                                                              328,332         (312,330)          803,530
------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used for) investing activities                (14,089,822)      13,079,541         1,185,086
------------------------------------------------------------------------------------------------------------------------

Financing Activities
     Proceeds from issuance of common stock                                  200,233          548,417           448,041
     Repurchase and retirement of common stock                            (2,246,551)     (33,417,875)                -
     Cash dividends declared                                              (2,747,267)      (3,116,977)       (3,760,383)
     Borrowings (payments) on long-term debt                               2,350,000        8,000,000       (19,300,000)
------------------------------------------------------------------------------------------------------------------------
     Net cash used for financing activities                               (2,443,585)     (27,986,435)      (22,612,342)
------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                       (5,919)            (721)          103,096
------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                              730,620       (1,436,156)        1,910,612

Cash, beginning of year                                                    1,621,002        3,057,158         1,146,546
------------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                      $   2,351,622     $  1,621,002    $    3,057,158
------------------------------------------------------------------------------------------------------------------------

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

     Year End

     Effective July 1, 1999, the Company adopted a 52- or 53-week fiscal year, changing the year-end date from June 30 to the Saturday nearest the end of June. The year ended July 1, 2000, contained 52 weeks.

     Description of Business,  Revenue  Recognition and  Concentration of Credit
     Risk

     The Company designs, manufactures and distributes storage products including decorative and utility wall-attached shelving systems, drawer slides, kitchen and closet storage products, ergonomic products and cabinet hardware. On August 20, 1996, the Company announced its decision to sell its store fixture operation and this portion of the business was shown as a discontinued operation. The sale of Roll-it was completed in March 1998. The Company primarily sells its products to hardware chains, home centers, specialty distributors and original equipment manufacturers and recognizes revenue upon shipment of products to customers. No single customer accounts for more than 10% of consolidated sales. The Company performs ongoing credit evaluations and maintains reserves for potential credit losses.

     Foreign Currency Translation

     The accounts of the foreign subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. Assets and liabilities are translated at year-end exchange rates. Income and expense accounts are translated at average exchange rates in effect during the year. Translation adjustments resulting from fluctuations in the exchange rates are recorded in accumulated other comprehensive income, a separate component of stockholders' equity.

     Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, which consist of cash, receivables, bank revolving credit agreement and accounts payable, approximate their fair values. The fair market value of the interest rate swap agreement at July 1, 2000, was approximately $798,000 based on information received from the issuing financial institution.

     Cash Equivalents

     From time to time, the Company holds short-term investments with a maturity
     of  three  months  or  less  when  purchased   which  are  considered  cash
     equivalents.

     Inventories

     Inventories are stated at the lower of FIFO (first-in, first-out) cost or market.

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

     Property, Equipment and Depreciation

     Property and equipment are stated at cost and depreciated, for financial reporting purposes, using the straight-line method over the estimated useful lives of the assets. For income tax purposes, accelerated depreciation methods and shorter useful lives are used. Management estimates that the cost to complete the items classified in construction in progress at July 1, 2000, was approximately $4.5 million.

     Accounting for the Impairment of Long-Lived Assets

     In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Goodwill

     Goodwill represents the amount by which the cost of businesses purchased exceeds the fair value of the net assets acquired. Goodwill is amortized over periods of 15 to 40 years using the straight-line method. Accumulated amortization of goodwill was $388,095 and $138,285 at July 1, 2000, and June 30, 1999, respectively. The Company periodically reviews goodwill for impairment based upon undiscounted operating income over the remaining life of the goodwill. While the estimates are based on management's historical experience and assumptions regarding future operations, the amounts the Company will ultimately realize could differ from those used in the fiscal 2000 SFAS No. 121 analysis.

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

     Advertising

     Costs incurred for advertising, including costs incurred under cooperative advertising programs with customers, are expensed as incurred. Advertising expense was $1,038,000 in 2000, $799,000 in 1999, and $636,000 in 1998.

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements


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

     The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three years:

                                                 2000            1999           1998
---------------------------------------------------------------------------------------
     Numerators:
       Numerator for both basic and
       diluted EPS, net income (loss)        $8,423,730      $6,161,769    $(9,737,460)
---------------------------------------------------------------------------------------
     Denominators:
       Denominator for basic EPS,
       weighted-average common
       shares outstanding                     4,679,918       5,432,192      6,512,418
       Potentially dilutive shares
       resulting from stock option
       plans                                      4,207          12,817         37,766
---------------------------------------------------------------------------------------
       Denominator for diluted EPS            4,684,125       5,445,009      6,550,184
---------------------------------------------------------------------------------------

     The  following   exercisable   stock  options  were  not  included  in  the
     computation of diluted EPS because the option prices were greater than average quarterly market prices.

                                      2000            1999           1998
     ------------------------------------------------------------------------
     Exercise Price
     $16.74                          11,192          15,125              -
     $18.18                          10,725          14,850              -

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

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements


     New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives on the balance sheet at fair value and establishes accounting rules for changes in fair value that result from hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Based on management's evaluation of its derivative instrument, it does not believe that adoption of the standard will have a material effect on its financial position or results of operations.

     Reclassifications

     Certain prior year information has been reclassified to conform to the current year presentation.


2. Restructuring and
   Impairment of Assets

     A restructuring charge of $3,392,276, or $0.52 per diluted share was recorded in the third quarter of fiscal 1998 for Knape & Vogt Canada. In March 1998, Knape & Vogt announced its plans to reorganize its Canadian operation, including the sale of the Company's manufacturing facility and equipment in the Toronto area. The sale was completed in May of 1998. The Company continues to sell and distribute its products in Canada and maintain a sales office in the Toronto area.

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

     In connection with its restructuring activities, the Company has recorded reserves for various costs to be incurred. Amounts paid or charged against these reserves were as follows:

                      Fiscal 1998   Costs Paid       June 30,   Costs Paid    June 30,   Costs Paid     July 1,
                      Additions     or Charged          1998    or Charged       1999    or Charged       2000
    -----------------------------------------------------------------------------------------------------------
    Facilities and
    equipment         $1,076,453    $(1,063,232)    $13,221    $(13,221)    $     -      $      -     $      -
    Severance            994,698       (575,269)    419,429    (358,095)     61,334       (61,334)           -
    Settlement cost      681,300       (303,037)    378,263     (80,101)    298,162       (45,921)     252,241
    Other exit costs     340,650       (322,631)     18,019           -      18,019       (18,019)           -
    -----------------------------------------------------------------------------------------------------------
    Total             $3,093,101    $(2,264,169)   $828,932   $(451,417)   $377,515     $(125,274)    $252,241
    -----------------------------------------------------------------------------------------------------------

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

     Summary operating results for Hirsh (in thousands) were as follows:

     Year ended June 30,                           1998
     ----------------------------------------------------
     Revenues                                  $  35,634
     Costs and expenses                           47,880
     ----------------------------------------------------
     Loss before taxes                           (12,246)
     Income tax expense                              998
     ----------------------------------------------------
     Net loss                                  $ (13,244)
     ----------------------------------------------------

     During the second quarter of fiscal 1999, the Company decided to re-deploy certain drawer slide production assets to product lines considered to have higher growth potential. This resulted in the write-down of the tooling ($.6 million pre-tax) and excess inventory ($.4 million pre-tax, charged directly to cost of sales) related to the discontinued product lines.

     During fiscal 2000, the Company offered its former powder coat facility for sale. As a result of this decision, the related assets were transferred to the category "Net Assets Held for Sale" and a loss of $105,000 was recorded. In July 2000, management entered into a Buy/Sell agreement for the facility and anticipates closing the sale during fiscal 2001. The loss was determined based upon this Buy/Sell agreement. This transaction was treated as a non-cash item for cash flow purposes.

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

     During the third quarter of fiscal 1997, the Company recorded an additional after-tax loss of $471,624, which was an adjustment to the estimated provision for operating loss of Roll-it through fiscal 1997. Income or loss attributable to Roll-it's operations beyond fiscal year 1997 through the date of the sale were reflected as incurred in the appropriate periods.

     On March 27, 1998, the Company signed an agreement to sell Roll-it which resulted in an additional loss of $937,268, which represented the difference between the original estimate and the actual loss from the sale of Roll-it.

     Summary operating results of the discontinued operation (in thousands) were as follows:

     Year ended June 30,                            1998
     -------------------------------------------------------
     Revenues                                  $  11,865
     Costs and expenses                           12,519
     -------------------------------------------------------
     Loss before taxes                              (654)
     Income tax benefit                             (223)
     -------------------------------------------------------
     Net loss                                  $    (431)
     -------------------------------------------------------

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

4. Acquisition

     On October 1, 1999, the Company acquired substantially all of the assets of Idea Industries, Inc. (Idea). Idea designed, manufactured and marketed ergonomic products, including adjustable keyboard mechanisms, keyboard and computer mouse platforms, wrist rests and CPU holders. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on the estimated fair values at the date of the acquisition. The cost of the acquisition in excess of net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

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

5. Inventories

     Inventories are summarized as follows:

                                                   July 1, 2000      June 30, 1999
       ----------------------------------------------------------------------------
       Finished products                           $   8,778,556    $   8,523,866
       Work in process                                 2,339,958        1,634,904
       Raw materials and supplies                      3,973,879        2,990,879
       ----------------------------------------------------------------------------
                                                   $  15,092,393    $  13,149,649
       ----------------------------------------------------------------------------

6. Long-Term Debt

     On June 1, 1999, the Company replaced its prior credit facility with a new revolving credit agreement that provides for up to $45,000,000 in borrowings through November 1, 2004. At July 1, 2000, there was a $20,050,000 balance outstanding under this agreement. The interest rate on the first $20,000,000 of the outstanding balance was 7.34%, which was the 90-day LIBOR rate plus an additional 50 basis points credit spread. The interest rate on the remaining $50,000 was based on the federal funds rate and averaged 7.2% for the month of June 2000. The interest rate is adjusted to market rates at the end of each interest period and is based on the LIBOR rate, or, at the Company's option, several other common indices. The agreement requires the Company to pay a non-use fee on amounts not outstanding under the credit facility. At July 1, 2000, the non-use fee was .125%. Both the interest rate and the non-use fees on this agreement fluctuate according to the ratio of the Company's funded debt to EBITDA (earnings before interest, income taxes, depreciation and amortization). Compensating balances are not required by this agreement. The Company is required under this agreement as amended to maintain certain financial ratios, and at July 1, 2000, was in compliance with these covenants.

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

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

7. Lease Commitments

     The Company leases certain real property and equipment under operating lease agreements which expire at various dates through fiscal 2005.

     Annual minimum rental payments required under all noncancelable operating leases are as follows: 2001-$397,518; 2002-$402,046; 2003-$404,626;
     2004-$227,695; 2005-$45,057. Rent expense under all operating leases was approximately $629,000, $553,000, and $1,848,000 in fiscal 2000, 1999, and
     1998, respectively.

     The signed agreement for the sale of the assets of Hirsh (see Note 2) included the assumption of the lease for the Hirsh building by the buyer of the assets of Hirsh. The Company continues to guarantee to the landlord all lease obligations through the expiration of this lease in August 2000. Monthly lease payments are $108,731.

8. Derivative Financial
   Instruments

     The Company has entered into an interest rate swap agreement designated as a partial hedge of the Company's variable rate revolving credit agreement. The purpose of this swap is to fix the interest rate on the variable rate debt and reduce the exposure to interest rate fluctuations. At July 1, 2000, the Company had an interest rate swap with a notional amount of $20,000,000. Under this agreement, the Company will pay the counterparty interest at a fixed rate of 6.25%, and the counterparty will pay the Company interest at a variable rate equal to LIBOR. The LIBOR rate on this agreement was 6.84% at July 1, 2000. The notional amount does not represent an amount exchanged by the parties, and thus is not a measure of exposure of the Company. The variable rate is subject to change over time as LIBOR fluctuates.

     Neither the Company nor the counterparty, which is a prominent bank institution, is required to collateralize the respective obligation under the swap. The Company is exposed to loss if the counterparty should default. At July 1, 2000, the Company had no exposure to credit loss on the interest rate swap. The Company does not believe that any reasonably likely change in interest rates would have a materially adverse effect on the financial position, the results of operations or cash flows of the Company.

9. Retirement Plans

     The Company has several noncontributory defined benefit pension plans and defined contribution plans covering substantially all of its employees. The defined benefit plans provide benefits based on the participants' years of service. The Company's funding policy for defined benefit plans is to make annual contributions, which equal or exceed regulatory requirements. The Company's Board of Directors annually approves contributions to defined contribution plans. The assets of the defined benefit plans consist primarily of equity securities, debt securities and cash equivalents. The pension and profit-sharing plans at July 1, 2000, and June 30, 1999, hold a combined total of 284,637 shares of the Company's Class B common stock.

     The defined  postretirement  plan covers  substantially  all  employees and
     provides   certain  health  care   benefits.   The  plan  is  unfunded  and
     contributory.

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

                                            Pension Benefits          Postretirement Benefits
      ----------------------------------------------------------------------------------------
                                          2000          1999          2000           1999
      ----------------------------------------------------------------------------------------
      Change in benefit obligations
      Benefit obligations at
        beginning of year               $13,149,390    $12,292,838    $2,106,167   $2,093,739
      Service cost                          298,385        307,112       127,919       97,320
      Interest cost                         908,750        915,727       189,623      146,127
      Actuarial (gains)/losses              502,596        651,301       598,931      (56,649)
      Benefits paid                      (1,290,191)    (1,013,125)     (129,414)    (174,370)
      Other                                   1,068         (4,463)            -            -
      ----------------------------------------------------------------------------------------
      Benefit obligation at end of
      year                              $13,569,998    $13,149,390    $2,893,226   $2,106,167
      ----------------------------------------------------------------------------------------
      Change in plan assets
      Fair value of plan assets
      at beginning of year              $13,833,561    $13,389,253       $     -      $     -
      Actual return on plan assets          253,090        706,224             -            -
      Employer contributions              1,340,651        762,036       129,414      174,370
      Benefits paid                      (1,290,191)    (1,013,125)     (129,414)    (174,370)
      Other                                  62,652        (10,827)            -            -
      ----------------------------------------------------------------------------------------
      Fair value of plan assets at
      end of year                       $14,199,763    $13,833,561       $     -     $      -
      ----------------------------------------------------------------------------------------
      Funded status                        $415,310       $684,171   $(2,893,226) $(2,106,167)
      Unrecognized transition amount       (184,900)      (239,300)      576,450      624,487
      Unrecognized net actuarial
         loss                             2,017,212        643,546     1,146,629      602,271
      Unrecognized prior service cost     1,019,232      1,153,202             -            -
      ----------------------------------------------------------------------------------------
      Prepaid (accrued) benefit cost     $3,266,854     $2,241,619   $(1,170,147)  $( 879,409)
      ----------------------------------------------------------------------------------------
      Weighted -average assumptions
      Discount rate                            7.5%          7.25%         7.5%         7.25%
      Expected return on plan assets           8.5%           8.5%          N/A           N/A
      ----------------------------------------------------------------------------------------

     The net periodic benefit cost related to the defined benefit pension plans is made up of the following components:

                                             Pension Benefits                    Post Retirement Benefits
      ----------------------------------------------------------------------------------------------------------
                                    2000          1999        1998            2000          1999        1998
      ----------------------------------------------------------------------------------------------------------
      Service cost                  $298,385     $307,112      $  267,092    $127,919     $ 97,320     $ 85,042
      Interest cost                  908,750      915,727         885,949     189,623      146,127      156,507
      Expected return on
      plan assets                 (1,080,874)    (841,093)     (2,102,398)          -            -            -
      Net amortization               189,155      276,217       1,282,412     102,610       68,497       75,651
      ----------------------------------------------------------------------------------------------------------
      Net periodic pension cost     $315,416     $657,963      $  333,055    $420,152     $311,944     $317,200
      ----------------------------------------------------------------------------------------------------------

     The health care cost trend rate used to determine the postretirement benefit obligation was 6.31% for 2000. This rate decreases gradually to 5.25% in 2002, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health care cost trend rates would have the following effect:

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

     One-Percentage Point                                      Increase           Decrease
     ---------------------------------------------------------------------------------------
     Effect on total of service and interest
         cost components                                    $      50,085      $    (41,307)
     Effect on postretirement benefit obligation                  366,314          (309,707)

     The Company also has a non-qualified supplemental retirement program for designated officers of the Company which includes death and disability benefits. The plan is funded from the general assets of the Company. The pension benefit obligation and pension expense under this plan are as follows:

                                               2000           1999          1998
     -----------------------------------------------------------------------------
     Pension benefit obligation            $3,318,204     $2,275,996    $1,365,232
     Pension expense                          343,131        435,226       320,534

     Expense for the discretionary profit sharing plan amounted to $673,344, $744,511 and $758,055 in fiscal 2000, 1999 and 1998, respectively.

     The Company also provides a 401(k) plan for all of its employees. Employees may contribute up to 15 percent of their pay. For all hourly employees, the Company will match 25 percent of the first 4 percent that an employee contributes. The amount expensed for the Company match provision of the plan was $143,791, $195,483, and $172,550 in fiscal 2000, 1999 and 1998, respectively.

10. Income Taxes

     The components of income (loss) from continuing operations before income taxes consists of:

                                         July 1,         June 30,        June 30,
     Year ended                           2000             1999            1998
     --------------------------------------------------------------------------------
     United States                  $  12,056,990    $   9,098,594    $   (919,274)
     Foreign                              989,740          225,175      (3,518,908)
     --------------------------------------------------------------------------------
     Income (loss) from
         continuing operations
         before income taxes        $  13,046,730    $   9,323,769    $ (4,438,182)
     --------------------------------------------------------------------------------

     Income tax expense from continuing operations consists of:

                                      July 1,         June 30,          June 30,
     Year ended                        2000             1999              1998
     --------------------------------------------------------------------------------
     Current:
         United States            $   4,557,000    $   3,950,000    $    3,740,000
         Foreign                              -                -           541,000
         State and local                331,000          326,000           368,000
     --------------------------------------------------------------------------------
     Total current                    4,888,000        4,276,000         4,649,000
     --------------------------------------------------------------------------------
     Deferred:
         United States                 (680,000)      (1,133,000)          377,000
         Foreign                        427,000           97,000          (955,000)
         State and local                (12,000)         (78,000)         (140,000)
     --------------------------------------------------------------------------------
     Total deferred                    (265,000)      (1,114,000)         (718,000)
     --------------------------------------------------------------------------------
     Income tax expense           $   4,623,000    $   3,162,000    $    3,931,000
     --------------------------------------------------------------------------------

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

     The difference between the federal statutory tax rate and the effective tax rate on continuing operations was as follows:

                                          July 1,        June 30,       June 30,
     Year ended                            2000            1999           1998
     ----------------------------------------------------------------------------
     Income (loss) from
            continuing operations   $   4,436,000   $   3,170,000    $ (1,509,000)
     Foreign earnings taxed at
            different rate                 99,000          20,000         237,000
     Nondeductible losses-Hirsh Sale            -               -       5,012,000
     Write-off of foreign currency
            translation adjustment              -               -         546,000
     State and local income taxes         104,000         102,000         530,000
     Tax credits and other                (16,000)       (130,000)       (885,000)
     -------------------------------------------------------------------------------
     Income tax expense             $   4,623,000   $   3,162,000   $   3,931,000
     -------------------------------------------------------------------------------

     The sources of the net deferred income tax liability were as follows:

                                                  July 1, 2000       June 30, 1999
     ------------------------------------------------------------------------------
     Property and equipment                      $     7,108,000    $    6,978,000
     Pension accrual                                   1,111,000           762,000
     Net operating loss carryforward                    (369,000)         (797,000)
     Supplemental retirement plan                     (1,044,000)         (693,000)
     Benefit related accruals                           (996,000)                -
     Stock basis of Canadian subsidiary               (1,436,000)       (1,436,000)
     Other                                              (162,000)           58,000
     ------------------------------------------------------------------------------
                                                 $     4,212,000    $    4,872,000
     ------------------------------------------------------------------------------

     For Canadian tax purposes, the Company has net operating losses expiring through 2005 totaling approximately $1,800,000. The tax benefit reflected above for these loss carryforwards is net of a valuation allowance of $476,000.

11. Stock Option Plans

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

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

     Shareholders at the 1997 annual meeting approved the Company's 1997 Stock Incentive Plan. Under this plan, up to 660,000 shares of the Company's common stock are available for issuance. Issuance can be in the form of stock options or restricted stock; however, no more than 55,000 shares can be issued as restricted stock. Stock options can be granted as incentive stock options or nonqualified stock options. The number of shares of common stock subject to an option granted to a participant under this plan will be determined based on the amount of the participant's election under the EVA bonus plan. Each participant may elect to receive options by electing to forego a portion of the cash bonus that may be earned by them, with the option price determined in accordance with the plan. The exercise price per share of common stock purchasable under an option shall be a single fixed exercise price equal to 100% of the fair market value of the common stock at the award date increased by a fixed percentage increase (based on U.S. Treasury Securities plus 2% less a projected dividend yield) compounded annually over the term of the option. In general, the options vest three years after the date the option was granted and expire five years after the grant date. During fiscal 2000 and 1999, 198,206 and 195,635 options were granted to participants at an exercise price of $19.04 per share and $26.54 per share, respectively. Included in the 198,206 options are 27,500 options granted to William Dutmers, Chairman, President and CEO, which are not part of the 1997 Stock Incentive Plan (as explained below).

     Transactions under the plans are as follows:

                                                             Weighted               Weighted
                                                             average                average
                                              July 1,        exercise   June 30,    exercise
     Year ended                                2000           price       1999       price
     --------------------------------------------------------------------------------------
     Options outstanding,
         beginning of year                    176,931        $18.41     147,445     $13.91
     Granted                                  198,206         19.04     195,635      26.54
     Exercised                                (14,637)        13.78     (38,416)     17.75
     Forfeited                                (55,349)        20.32    (127,733)     26.54
     --------------------------------------------------------------------------------------
     Options outstanding and
         exercisable, end of year             305,151        $18.64     176,931     $17.92
     --------------------------------------------------------------------------------------
     Options available for grant,
         end of year                          214,639                   136,373
     --------------------------------------------------------------------------------------
     Weighted average fair value of
         options granted during the year        $2.84                     $1.99
     --------------------------------------------------------------------------------------

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

                                                                 2000         1999
     --------------------------------------------------------------------------------
     Dividends per share                                    $   0.615    $   0.600
     Expected volatility                                       0.3241       0.3251
     Risk-free interest rate                                    5.70%        5.45%
     Expected lives                                               2.3          5.4
     --------------------------------------------------------------------------------

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

     Under the accounting provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                            2000              1999
     ----------------------------------------------------------------------------------
     Net income:
           As reported                                $   8,423,730      $   6,161,769
           Pro forma                                      7,860,825          5,772,277
     Earnings per share:
           As reported                                $        1.80      $        1.13
           Pro forma                                           1.68               1.06
     ----------------------------------------------------------------------------------

     Of the 660,000 shares available for issuance under the 1997 Stock Incentive Plan, no more than 55,000 shares may be issued as restricted stock. The Executive Compensation Committee shall, subject to the approval of the Board of Directors, determine the eligible persons to whom, and the price (if any) to be paid by the participant. The participant shall not be permitted to sell, transfer, pledge, or assign the shares of the restricted stock awarded under this Plan. Subject to these limits, the Committee has sole discretion to set, accelerate or waive the restrictions of the stock. Except as provided above, upon issuance of the restricted stock, the participant will have all the rights of a shareholder with respect to the shares, including the right to vote them and to receive all dividends and other related distributions. If termination of employment occurs within the restricted period, all shares of stock still subject to restriction will vest or be forfeited in accordance with the terms and conditions established by the Committee.

     On July 1, 1998, Mr. Dutmers was granted 11,550 shares of common stock. The stock was subject to restrictions on transfer for one year. The stock was the principal compensation for one year's service by Mr. Dutmers to the Company as Chairman of the Board of Directors. In addition, under the EVA bonus plan, Mr. Dutmers was eligible to receive a target bonus of 65% times the value of the above awarded shares which was determined by using the average stock price in the 30-day period preceding the date of grant. Mr. Dutmers elected to receive up to 50% of his fiscal 1999 target bonus in leveraged stock options. The deferred compensation expense related to the restricted stock grants was amortized to expense on a straight-line basis over the one-year period.

     On February 1, 2000, Mr. Dutmers was granted 6,600 shares of restricted common stock and the option to purchase an additional 27,500 shares of the Company's common stock at a price of $14.43 per share. The grant and the options will vest if the Company achieves specific financial objectives within a five-year performance period. During the performance period, the grantee may vote and receive dividends on the restricted shares, but the shares are subject to transfer restrictions and are forfeited if the grantee terminates employment or the Company does not achieve its financial objectives.

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

12. Stockholders' Equity

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

     On April 14, 2000, the Board of Directors declared a 10% stock dividend of the Company's common stock and Class B common stock. On May 19, 2000, shareholders received one additional share of stock for each ten shares held. All per share data and weighted average shares outstanding have been restated to reflect the 10% stock dividend.

     On September 1, 1998, the Company announced its intention to purchase up to 1,320,000 shares of the Company's common stock pursuant to a Dutch Auction self-tender offer at a price range of $17.27 to $20 per share. The Board of Directors also approved the purchase in the open market or in privately negotiated transactions, following the completion of the Dutch Auction, of shares of common stock in an amount which when added to the number of shares of common stock purchased in the Dutch Auction would equal 1,485,000. The Dutch Auction was concluded on October 7, 1998, with the purchase of 1,353,862 shares at a price of $19.09 per share. At the January 22, 1999, Board of Directors meeting, the Board approved another 440,000 shares for the stock repurchase program. Utilizing both of the Board authorizations, the Company has purchased an additional 633,810 shares through the end of the fiscal 2000 with the price per share ranging from approximately $12 to $17. In total, the Company spent approximately $35.7 million on share repurchases.

13. Business Segments

     Effective for the year ended June 30, 1999, the Company adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In accordance with SFAS No. 131, the Company operates on a worldwide basis within a single reportable segment, storage products. The nature of the products, production processes, types of customers and methods of distribution are consistent across the Company and its subsidiaries and therefore have been aggregated into one reported segment. The Company's primary product categories include shelving systems, drawer slides and builder's hardware.

     Geographic information related to net sales and long-lived assets are summarized between domestic and foreign locations as follows:

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

     Year ended                         July 1, 2000    June 30, 1999    June 30, 1998
     ----------------------------------------------------------------------------------
     Net sales:
       United States                    $132,432,934    $133,805,266      $158,810,004
       Canada                             10,881,653       9,919,229        14,868,871
       Other foreign                       6,522,283       6,534,860         7,953,695
     Long-lived assets:
       United States                      38,361,863      35,298,940        36,654,720
       Canada                                      -               -                 -
       Other foreign                               -               -                 -

     The Company does not believe that it is dependent upon any single customer, since none account for more than 10% of consolidated net sales and operating income.

14. Supplemental Cash Flow
    Information

     Total interest paid during the years ended July 1, 2000, June 30, 1999 and 1998, was $1,383,957, $754,166 and $1,310,066, respectively.

     Total income taxes paid during the years ended July 1, 2000, June 30, 1999 and 1998, were $4,345,000, $3,912,773 and $3,686,753, respectively.

15. Quarterly Results
    (Unaudited)

     The table below sets forth summary unaudited information on a quarterly basis for the Company.

     Year ended July 1, 2000     1st Quarter   2nd Quarter    3rd Quarter   4th Quarter
     -----------------------------------------------------------------------------------
     Net sales                   $35,687,624   $35,798,890    $38,704,961   $39,645,395
     Gross profit                  9,393,510     9,923,657     10,509,283    11,134,906
     Net income                    2,044,812     2,130,343      2,176,589     2,071,986
     Earnings per share, net-
      diluted                           0.44          0.45           0.46          0.45
     Cash dividend-common
      stock                             0.15          0.15           0.15         0.165
     Cash dividend-Class B
      common stock               $     0.136   $     0.136    $     0.136   $     0.15
     -----------------------------------------------------------------------------------

     Year ended June 30, 1999    1st Quarter   2nd Quarter    3rd Quarter   4th Quarter
     -----------------------------------------------------------------------------------
     Net sales                   $43,678,644   $36,359,076    $36,038,270   $34,183,365
     Gross profit                  9,893,904     8,653,296      8,945,301     8,599,603
     Net income                    2,521,982     1,025,172      1,565,117     1,049,498
     Earnings per share, net-
      diluted                           0.38          0.19           0.31          0.22
     Cash dividend-common
      stock                             0.15          0.15           0.15          0.15
     Cash dividend-Class B
      common stock                 $   0.136     $   0.136      $   0.136     $   0.136
     -----------------------------------------------------------------------------------

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

     Year ended June 30, 1998    1st Quarter   2nd Quarter    3rd Quarter   4th Quarter
     -----------------------------------------------------------------------------------
     Net sales                   $44,658,302   $42,677,957    $49,469,554    $44,826,757
     Gross profit                 11,503,905    10,243,477     11,554,926      8,997,592
     Income (loss) from
      continuing operations        2,470,026     2,017,210    (1,056,822)   (11,799,596)
     Income (loss) from
      discontinued operation         200,886     (294,525)    (1,274,639)             -
     Net income (loss)             2,670,912     1,722,685    (2,331,461)   (11,799,596)
     Earnings (loss) per share
      from continuing
      operations-diluted                0.38          0.31         (0.16)         (1.79)
     Earnings (loss) per share
      from discontinued
      operation-diluted                 0.03         (0.05)        (0.19)             -
     Earnings (loss) per share,
      net-diluted                       0.41          0.26         (0.35)         (1.79)
     Cash dividend-common
      stock                             0.15          0.15          0.15           0.15
     Cash dividend-Class B
      common stock                  $  0.136      $  0.136      $  0.136        $  0.136
     -----------------------------------------------------------------------------------

16. Commitments and
    Contingencies

     As described in Note 7, when the Company sold The Hirsh Company the purchaser assumed the lease for the facility located in Skokie, Illinois. The Company guaranteed all of the lease obligations to the landlord through the expiration of the lease in August 2000. As of July 1, 2000, the purchaser is in default on the lease agreement and the landlord has filed suit against the purchaser and the Company as the guarantor. The claim is for unpaid rent, unpaid property taxes, building repairs and legal costs.

     A former employee in connection with benefits paid under an executive retirement plan has also sued the Company. The initial ruling was in favor of the former employee; however, the Company has filed an appeal in the case.

     The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of its business.

     In the opinion of management, based on the information presently known, the ultimate liability for these matters, taking into account established accruals of approximately $880,000, will not have a materially adverse effect on the Company's financial position or the results of its operations.

Independent Auditors' Report


Board of Directors
Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Knape & Vogt Manufacturing Company and subsidiaries as of July 1, 2000 and June 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 1, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knape & Vogt Manufacturing Company and subsidiaries at July 1, 2000 and June 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2000, in conformity with generally accepted accounting principles.


BDO Seidman, LLP
Grand Rapids, Michigan
July 28, 2000

          ITEM 9--DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No changes in, or disagreements with, the Company's accountants occurred, requiring disclosure under Item 304 of Regulation S-K.

                                    PART III

           ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors of Registrant. Information relating to directors and director nominees of the Company, contained in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held October 13, 2000, and filed pursuant to Regulation 14A, is incorporated herein by reference.

     Executive Officers of Registrant. Information relating to the executive officers of the Company is included in Part I of this Form 10-K.

                         ITEM 11--EXECUTIVE COMPENSATION

     The information under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," and "Aggregated Stock Option Exercises in Fiscal 2000 and Year End Option Values," is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 13, 2000, filed pursuant to Regulation 14A.

     ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the captions "Voting Securities and Principal Shareholders" and "Directors and Nominees" is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 13, 2000, filed pursuant to Regulation 14A.

             ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Directors and Nominees" is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 13, 2000, filed pursuant to Regulation 14A.

                                     PART IV

    ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

          The following financial statements and schedules, all of which are set forth in Item 8, are filed as part of this report.

                                                                  Page Number in
                                                                    10-K Report
                                                                    -----------
     Consolidated Statements of Operations                              14
     Consolidated Balance Sheets                                        15
     Consolidated Statements of Stockholders' Equity                    17
     Consolidated Statements of Cash Flows                              18
     Notes to Consolidated Financial Statements                         19
     Independent Auditors' Report                                       34


          (2) Financial Statement Schedule

          The following financial statement schedule and related Independent Auditors' Report on such schedule are included in this Form 10-K on the pages noted.

                                                                  Page Number in
                                                                    10-K Report
                                                                    -----------
     Independent Auditors' Report on Schedule                           37
     Schedule II -- Valuation and Qualifying Accounts and Reserves      38


     All other schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

          (3) Exhibits

          Reference is made to the Exhibit Index which is found on page 40 of this Form 10-K Annual Report.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of the year ended July 1, 2000.

                    Independent Auditors' Report on Schedule





Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

The audits referred to in our report dated July 28, 2000, relating to the consolidated financial statements of Knape & Vogt Manufacturing Company which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying table of contents. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.



BDO Seidman, LLP
Grand Rapids, Michigan
July 28, 2000

               Knape & Vogt Manufacturing Company and Subsidiaries
          Schedule II - Valuation and Qualifying Accounts and Reserves

             Column A                     Column B          Column C            Column D          Column E
----------------------------------------------------------------------------------------------------------
                                          Balance          Charged to                             Balance
                                         beginning          costs and                             end of
Description                              of period         expenses(1)       Deductions(1)(2)     period
----------------------------------------------------------------------------------------------------------
Year ended July 1, 2000:
 Allowances deducted from
  assets:
    Accounts receivable for:
      Doubtful accounts                   $242,000         $187,000             $20,000          $409,000
      Cash discounts                       147,000                -                   -           147,000
----------------------------------------------------------------------------------------------------------
                                          $389,000         $187,000             $20,000          $556,000

Year ended June 30, 1999:
 Allowances deducted from
  assets:
    Accounts receivable for:
      Doubtful accounts                  $ 177,000        $ 336,000           $ 271,000         $ 242,000
      Cash discounts                       175,000                -              28,000           147,000
----------------------------------------------------------------------------------------------------------
                                         $ 352,000        $ 336,000           $ 299,000         $ 389,000

Year ended June 30, 1998:
 Allowances deducted from
  assets:
    Accounts receivable for:
      Doubtful accounts                  $ 268,000        $ 390,000           $ 481,000          $177,000
      Cash discounts                       257,000                -              82,000           175,000
----------------------------------------------------------------------------------------------------------
                                          $525,000        $ 390,000           $ 563,000          $352,000


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




                               By  /s/ William R. Dutmers
                                   William R. Dutmers, Chairman of the Board,
                                   President and Chief Executive Officer


                               By  /s/ Leslie J. Cummings
                                   Leslie J. Cummings, Vice President of Finance


Date:  September 15, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 15, 2000, by the following persons on behalf of the registrant in the capacities indicated.


/s/ William R. Dutmers                            /s/ John E. Fallon
William R. Dutmers, Chairman of the Board,        John E. Fallon, Director
Chief Executive Officer and President

/s/ Thomas A. Hilborn                             /s/ Michael J. Kregor
Thomas A. Hilborn, Director                       Michael J. Kregor, Director

/s/ Raymond E. Knape                              /s/ Richard S. Knape
Raymond E. Knape, Director                        Richard S. Knape, Director

/s/ Robert J. Knape                               /s/ Gregory Lambert
Robert J. Knape, Director                         Gregory Lambert, Director

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

3(b) Bylaws as amended April 23, 1999, filed as Exhibit 3.1 of the Registrant's Form 10-Q Third Quarter Report for the fiscal year June 30, 1999, are incorporated by reference.

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

10(d) Loan agreement with Old Kent Bank dated June 1, 1999, which was filed as Exhibit 10(d) of the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1999, is incorporated by reference.

10(e) First amendment dated October 29, 1999, to Loan agreement with Old Kent Bank, filed as Exhibit 10.1 of the Registrant's Form 10-Q Second Quarter Report for the fiscal year July 1, 2000, is incorporated by reference.

10(f) Interest swap agreement with Bank One dated June 1, 1999, which was filed as Exhibit 10(e) of the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1999, is incorporated by reference.

10(g) Knape & Vogt Manufacturing Company 1997 Stock Incentive Plan, which was filed as Appendix A to the Registrant's proxy statement dated September 17, 1997, is incorporated by reference.

10(h) Restricted Share Grant Agreement dated February 1, 2000, between Knape & Vogt Manufacturing Company and William R. Dutmers, filed as Exhibit
         10.1 of the Registrant's Form 10-Q Third Quarter Report for the fiscal year July 1, 2000, is incorporated by reference.

10(i) Stock Option Agreement for Nonqualified Stock Option dated February 1, 2000, between Knape & Vogt Manufacturing Company and William R. Dutmers, filed as Exhibit 10.2 of the Registrant's Form 10-Q Third Quarter Report for the fiscal year July 1, 2000, is incorporated by reference.

21       Subsidiaries of Registrant.

23       Consent of BDO Seidman, LLP, independent public accountants.

27       Financial Data Schedule.

                                   EXHIBIT 21

         SCHEDULE OF SUBSIDIARIES OF KNAPE & VOGT MANUFACTURING COMPANY


Knape & Vogt Canada, Inc. (organized under the laws of Ontario, Canada)

Feeny Manufacturing Company (organized under the laws of Michigan)

                                   EXHIBIT 23


   Consent of Independent Certified Public Accountants


We hereby  consent to the  incorporation  by reference of our reports dated July
28, 2000, relating to the consolidated financial statements and schedule of Knape & Vogt Manufacturing Company, appearing in that Corporation's annual report on Form 10-K for the year ended July 1, 2000, in that corporation's previously filed Form S-8 Registration Statements (file numbers 33-20227, 33-43704, 33-88206 and 33-88212).



/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
September 15, 2000