Form 10-Q
period 2000-09-30
KNAPE & VOGT MANUFACTURING CO
filed 2000-11-03
CIK 56362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Transition Period From _________________To _________________

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

                             YES __X__   NO ______

        2,257,361 common shares were outstanding as of October 27, 2000. 2,359,778 Class B common shares were outstanding as of October 27, 2000.

The Exhibit Index appears on page 14.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements.

             Condensed Consolidated Balance Sheets
             --September 30, 2000 and July 1, 2000.............................2

             Condensed Consolidated Statements of Income
             --Three Months Ended September 30, 2000 and October 2, 1999.......3

             Condensed Consolidated Statements of Cash Flows
             --Three Months Ended September 30, 2000 and October 2, 1999.......4

             Notes to Condensed Consolidated Financial Statements............5-7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................8-10

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......11

PART II. OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K.................................12

SIGNATURES....................................................................13

EXHIBIT INDEX ................................................................14

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              (Unaudited)             (Audited)
                                                                             Sept. 30, 2000          July 1, 2000
                                                                          --------------------    -----------------
Assets
Current assets
         Cash and equivalents                                             $         2,213,185     $      2,351,622
         Accounts receivable - net                                                 18,820,466           20,631,951
         Inventories                                                               16,672,564           15,092,393
         Prepaid expenses and other                                                 3,067,661            3,133,098
                                                                          -------------------     ----------------
Total current assets                                                               40,773,876           41,209,064
                                                                          -------------------     ----------------

Property, plant and equipment                                                      76,181,490           73,632,488
Less accumulated depreciation                                                      36,668,374           35,270,625
                                                                          -------------------     ----------------
Net property, plant and equipment                                                  39,513,116           38,361,863
                                                                          -------------------     ----------------

Goodwill                                                                            4,896,401            4,978,420
Other assets                                                                        4,055,595            3,738,305
                                                                          -------------------     ----------------

                                                                          $        89,238,988     $     88,287,652
                                                                          ===================     ================

Liabilities and Stockholders' Equity

Current liabilities
         Accounts payable                                                 $        11,973,262     $     12,833,665
         Other accrued liabilities                                                 11,461,140           11,997,006
                                                                          -------------------     ----------------
Total current liabilities                                                          23,434,402           24,830,671
                                                                          -------------------     ----------------

Long-term debt                                                                     20,570,000           20,050,000
Deferred income taxes and other long-term liabilities                               8,863,515            8,700,351
                                                                          -------------------     ----------------
Total liabilities                                                                  52,867,917           53,581,022
                                                                          -------------------     ----------------

Stockholders' Equity
Common stock (Common - 2,227,581 and 2,222,852  shares issued,  Class B common -
       2,388,095 and 2,392,853 shares issued,
       Preferred - unissued)                                                        9,231,352            9,231,410
Additional paid-in capital                                                          8,480,730            8,482,908
Unearned stock grant                                                                  (94,500)             (94,500)
Accumulated other comprehensive income:
       Foreign currency translation adjustment                                        (72,289)             (39,172)
       Derivative adjustment                                                          244,019                    -
       Minimum supplemental executive retirement plan
          liability adjustment                                                     (1,129,818)          (1,130,405)
Retained earnings                                                                  19,711,577           18,256,389
                                                                          -------------------     ----------------
Total stockholders' equity                                                         36,371,071           34,706,630
                                                                          -------------------     ----------------

                                                                          $        89,238,988     $     88,287,652
                                                                          ===================     ================

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three Months Ended
                                                           ------------------
                                                  Sept. 30, 2000          Oct. 2, 1999
                                                 ----------------     ----------------
Net sales                                       $      36,957,550     $      35,687,624

Cost of sales                                          26,383,824            26,294,114
                                                -----------------     -----------------

Gross profit                                           10,573,726             9,393,510

Selling and administrative expenses                     6,766,146             5,897,749
                                                -----------------     -----------------

Operating income                                        3,807,580             3,495,761

Other expenses (income)                                   436,685               317,949
                                                -----------------     -----------------

Income before income taxes                              3,370,895             3,177,812

Income taxes                                            1,190,000             1,133,000
                                                -----------------     -----------------

Net income                                      $       2,180,895     $       2,044,812
                                                =================     =================

Basic earnings per share:
Net income per share                            $            0.47     $            0.43
                                                =================     =================

Weighted average shares outstanding                     4,615,000             4,720,283

Diluted earnings per share:
Net income per share                            $            0.47     $            0.43
                                                =================     =================

Weighted average shares outstanding                     4,619,016             4,725,952

Cash dividend - common stock                    $            .165     $             .15

Cash dividend - Class B common stock            $             .15     $            .136

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Three Months Ended
                                                                         ------------------
                                                                Sept. 30, 2000          Oct. 2, 1999
                                                             -------------------     -------------------
Operating Activities:
    Net income                                               $      2,180,895         $     2,044,812
    Non-cash items:
        Depreciation and amortization                               1,538,556               1,410,100
        Deferred income taxes                                         (70,000)                (65,000)
        Other long-term liabilities                                   100,932                  98,778
        Changes in operating assets and liabilities:
                Accounts receivable                                1 ,787,816                (406,632)
                Inventories                                        (1,580,171)                951,778
                Other current assets                                   63,185                  44,114
                Accounts payable and accrued expenses              (1,721,769)              1,139,374
                                                             ----------------         ---------------
    Net cash provided by operating activities                       2,299,444               5,217,324
                                                             ----------------         ---------------

Investing Activities:
    Additions to property, plant and equipment                     (2,195,587)             (1,947,282)
    Net cash paid for acquisition                                           -              (5,267,877)
    Payments for other non-current assets                              (1,059)                120,001
                                                             ----------------         ---------------
    Net cash provided by (used for) investing activities           (2,196,646)             (7,095,158)
                                                             ----------------         ---------------

Financing Activities:
    Cash dividends paid                                              (725,707)               (672,671)
    Proceeds from issuance of common stock                              3,903                 180,999
    Repurchase and retirement of common stock                         (20,537)               (806,992)
    Borrowings on long-term debt                                   14,790,000               6,550,000
    Payments on long-term debt                                    (14,270,000)             (3,200,000)
                                                             ----------------         ---------------
    Net cash provided by (used for) financing activities             (222,341)              2,051,336
                                                             ----------------         ---------------

Effect of Exchange Rate Changes on Cash                               (18,894)                  2,075
                                                             ----------------         ---------------

Net Increase in Cash and Equivalents                                 (138,437)                175,577

Cash and equivalents, beginning of year                             2,351,622               1,621,002
                                                             ----------------         ---------------

Cash and equivalents, end of period                          $      2,213,185         $     1,796,579
                                                             ================         ===============

Cash Paid During the Period - interest                       $        372,418         $       314,987
                            - income taxes                   $        285,000         $        10,000

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations and consist of only normal recurring adjustments. Interim results are not necessarily indicative of the results for the year-end and are subject to year-end adjustments, and audit by independent public accountants. The balance sheet at July 1, 2000, has been taken from the audited financial statements at that date. The condensed consolidated financial statements and notes should be read in conjunction with the Company's 2000 annual report.

Effective July 1, 1999, the Company adopted a 52- or 53-week fiscal year, changing the year-end date from June 30 to the Saturday nearest the end of June.

Certain prior year information has been reclassified to conform to the current year presentation.

Note 2 - Common Stock and Per Share Information

Common stock is $2 par - shares authorized 6,000,000 of common stock and 4,000,000 of Class B common stock.

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the periods presented:

                                                Sept. 30, 2000                 Oct. 2, 1999
                                             -------------------           ------------------
Numerators:
  Numerator for both basic and
  diluted EPS, net income                             $2,180,895                   $2,044,812
                                             ===================           ==================
Denominators:
  Denominator for basic EPS,
  weighted-average common shares
  outstanding                                          4,615,000                    4,720,283
  Potentially dilutive shares
  resulting from stock option plans                        4,016                        5,669
                                             -------------------           ------------------
  Denominator for diluted EPS                          4,619,016                    4,725,952
                                             ===================           ==================

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

                                              Sept. 30, 2000                Oct. 2, 1999
                                            -------------------          ------------------
Exercise Price
  $16.74                                          11,192                      11,495
  $18.18                                          10,450                      11,000

Note 3 - Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

                             Sept. 30, 2000               July 1, 2000
                             --------------               ------------
Finished products             $  10,797,897             $     8,778,556
Work in process                   2,262,154                   2,339,958
Raw materials                     3,612,513                   3,973,879
                             --------------             ---------------
Total                         $  16,672,564             $    15,092,393
                             ==============             ===============

Note 4 - Adoption of New Accounting Standard

The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," on July 2, 2000. The Company uses an interest-rate swap to convert a portion of its variable-rate revolver to a fixed rate. The resulting cost of funds is lower than it would have been had fixed-rate borrowings been issued directly. The level of fixed-rate debt, after the effects of interest-rate swaps have been considered, is between 85 and 95 percent of the Company's total outstanding debt of $20,570,000 at September 30, 2000 and $20,050,000 at July 1, 2000.

In accordance with the transition provisions of FAS 133, the Company recorded a net-of-tax cumulative-effect-type adjustment in accumulated other comprehensive income to recognize the fair value of the interest-rate swap designated as a cash-flow hedging instrument. The derivative was also recognized on the balance sheet at its fair value of $375,019.

The Company has formally documented the relationship between the interest-rate swap and the revolver, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process includes linking the derivative that has been designated as a cash-flow hedge to the specific liability on the balance sheet. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. If it is determined that the derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

Note 5 - Comprehensive Income

Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners and distributions to owners.

Comprehensive income and its components consist of the following:

Three months ended                              Sept. 30, 2000        Oct. 2, 1999
-----------------------------------------------------------------------------------
Net income                                        $ 2,180,895           $ 2,044,812
Other comprehensive income:
  Foreign currency translation adjustment             (33,287)               (1,016)
  Derivative adjustment                               244,019                     -
  Minimum SERP liability adjustment                       757                    68
                                            -----------------      ----------------

Comprehensive income                              $ 2,392,384           $ 2,043,864
                                            =================      ================

Note 6 - Assets Held for Sale

During fiscal 2000, the Company offered its former powder coat facility for sale. As a result of this decision, the related assets of $1,779,405 were transferred to the category "Net Assets Held for Sale" and a loss of $105,000 was recorded in the fourth quarter of fiscal 2000. In July 2000, management entered into a Buy/Sell agreement for the facility and anticipates closing the sale during fiscal 2001. The loss was determined based upon this Buy/Sell agreement.

Note 7 - Acquisition

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

Note 8 - Restricted Stock and Performance-Option Plan

On February 1, 2000, William Dutmers, Chairman of the Board, President and Chief Executive Officer of Knape & Vogt, was granted 6,600 shares of restricted common stock and the option to purchase an additional 27,500 shares of the Company's common stock at a price of $14.43 per share. The grant and the options will vest if the Company achieves specific financial objectives within a five-year performance period. During the performance period, the grantee may vote and receive dividends on the restricted shares, but the shares are subject to transfer restrictions and are forfeited if the grantee terminates employment or the Company does not achieve its financial objectives.

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

At each of the January 22, 1999 and the August 20, 1999 Board of Directors meetings, the Board approved an additional 440,000 shares for the stock repurchase program. Utilizing these Board authorizations, the Company has purchased 635,150 shares through the first quarter of fiscal 2001 for approximately $9.3 million with the price per share ranging from approximately $12 to $17.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed in this section include forward-looking statements involving risks and uncertainties. When used in this document, the words "believes," "expects," "anticipates," "goal," "think," " forecast," "project," and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning future revenue and net income growth. Such statements are subject to certain risks and uncertainties, which would cause actual results to differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements that speak only as of the date of this report.


RESULTS OF OPERATIONS

Net Sales

The following table indicates the Company's sales (in millions) and percentage of total sales by product category for the three-month periods ended:

                                         Three Months Ended
                                         ------------------
                            Sept. 30,                   Oct. 2,
                              2000         %             1999         %
                       ------------------------   ------------------------
Shelving systems             $10.6       28.8%          $12.3       34.5%
Drawer slides                 17.1       46.3%           16.9       47.3%
Hardware                       9.3       24.9%            6.5       18.2%
                       ------------------------   ------------------------

Total                        $37.0      100.0%          $35.7      100.0%
                       ========================   ========================

Net sales for the first quarter of fiscal 2001 were $37.0 million compared to $35.7 million for the same period in the prior year. The decline in shelving systems reflects the loss of shelving sales to a large retailer. The retail market continues to be extremely competitive and the Company must evaluate the profitability of the customers in this market. Drawer slide sales improved slightly over the prior year. The Company experienced double-digit growth in its precision drawer slide sales, which was offset by lower sales of its utility slides. The significant increase in hardware primarily represents sales of the Company's products.

Gross Profit

Gross profit, as a percentage of net sales, was 28.6% for the first quarter of fiscal 2001 compared to 26.3% for the same period in the prior year. The increase in gross profit during the first quarter of fiscal 2001 reflects the improvements achieved through the Company's focus on lean manufacturing combined with capital investments made to increase capacity and productivity.

Operating Expenses

Selling and administrative expenses, as a percentage of net sales, for the first quarter ended September 30, 2000, were 18.3% compared to 16.5% in the same period in the prior year. The increase from the prior year was due to the higher operating costs associated with the ergonomic product line coupled with the Company's continued investment to launch its new products into the market.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Other Expenses/(Income)

Interest expense was $381,393 for the first quarter of fiscal 2001, compared to $326,348 for the same period in the prior year. The increase in interest expense was attributable to the higher level of borrowings combined with higher interest rates during the first quarter of fiscal 2001.

Other miscellaneous expense was $55,292 for the first quarter of fiscal 2001, compared to other miscellaneous income of $8,399 in the prior year. The expense in fiscal 2001 reflects the loss incurred on the disposal of certain manufacturing assets.

Income Taxes

The effective tax rate for the quarter ended September 30, 2000, was 35.3% compared with the rate of 35.7% for the same period in the prior year.

Net Income

For the quarter ended September 30, 2000, net income was $2,180,895 or $0.47 per diluted share compared to $2,044,812 or $0.43 per diluted share for the first quarter of last year. The increase in net income in the first quarter of fiscal 2001 was attributable to the higher sales volume coupled with gross margin improvement.

Liquidity and Capital Resources

Net cash from operating activities for the first three months provided $2,299,444 as compared to $5,217,324 for the first three months of fiscal 2000. The higher level of working capital negatively impacted cash flows during the quarter. Specifically, inventory levels increased due to higher levels of imported product and accounts payable decreased due to timing of the quarter-end cutoff.

Capital expenditures totaled $2,195,587 for the three months ended September 30, 2000, compared to $1,947,282 for the three months ended October 2, 1999. The increased capital spending reflects investments in manufacturing technology, the completion of the new facility at the Indiana subsidiary and tooling for new products. There were no significant capital expenditure commitments at September 30, 2000. Capital expenditures are anticipated to remain at or slightly below the same level as in the first quarter.

On October 1, 1999, the Company acquired substantially all of the assets of Idea Industries, Inc. ("Idea") for a purchase price of $5,267,877. Idea designed, manufactured and marketed ergonomic office products, including adjustable keyboard mechanisms, keyboard and computer mouse platforms, wrist rests and CPU holders. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on the estimated fair values at the date of the acquisition. The cost of the acquisition in excess of net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

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

At each of the January 22, 1999 and the August 20, 1999 Board of Directors meetings, the Board approved an additional 440,000 shares for the stock repurchase program. Utilizing these Board authorizations, the Company has purchased 635,150 shares through the first quarter of fiscal 2001 for approximately $9.3 million with the price per share ranging from approximately $12 to $17. Since the beginning of the stock repurchase program in fiscal 1999, the Company has purchased 1,989,012 shares for approximately $35.7 million.

The long-term debt balance increased to $20,570,000 at September 30, 2000, compared to $20,050,000 at July 1, 2000 and $21,050,000 at October 2, 1999. The
increase from July 1, 2000 reflects funds utilized for capital expenditures. The decrease from the October 2, 1999, balance reflects funds utilized for capital expenditures and stock repurchases, offset by net income earned during the period.

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

The following table provides information on the Company's fixed maturity investments as of September 30, 2000 that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Liability                                         Amount                     Maturity Date
---------                                         ------                     -------------
Variable rate revolving credit
  agreement                                       $45 million                November 1, 2004
First $20,000,000 at an interest rate
  of 6.68% plus weighted average
  credit spread of .5%
Amounts in excess of $20,000,000 have
  an interest rate of approximately 7.2%

Interest Rate Swap
Notional amount                                   $20 million                June 1, 2006
  Pay fixed/Receive variable - 6.68%
  Pay fixed interest rate - 6.25%

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

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  See Exhibit Index

         (b)      Reports on Form 8-K
                  There were no reports on Form 8-K filed for the three months ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Knape & Vogt Manufacturing Company
                                                  (Registrant)




Date:   November 3, 2000                           /s/ William R. Dutmers
                                                   William R. Dutmers
                                                   Chairman, President and
                                                   Chief Executive Officer

Date:   November 3, 2000                           /s/ Leslie J. Cummings
                                                   Leslie J. Cummings
                                                   Vice President of Finance and
                                                   Treasurer

                                  EXHIBIT INDEX

(27)     Financial Data Schedule