Form 10-Q
period 2000-12-30
KNAPE & VOGT MANUFACTURING CO
filed 2001-02-02
CIK 56362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 30, 2000

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

                             YES __X__   NO ______

        2,266,932 common shares were outstanding as of January 26, 2001. 2,350,207 Class B common shares were outstanding as of January 26, 2001.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements.

             Condensed Consolidated Balance Sheets
             --December 30, 2000 and July 1, 2000..............................2

             Condensed Consolidated Statements of Income
             --Six Months and Three Months Ended December 30, 2000
             and January 1, 2000...............................................3

             Condensed Consolidated Statements of Cash Flows
             --Six Months Ended December 30, 2000 and January 1, 2000..........4

             Notes to Condensed Consolidated Financial Statements............5-7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................8-10

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......11

PART II. OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders..............12

    Item 6.  Exhibits and Reports on Form 8-K.................................12

SIGNATURES....................................................................13

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)            (Audited)
                                                                                Dec. 30, 2000         July 1, 2000
                                                                              ---------------       --------------
Assets

Current assets
         Cash and equivalents                                                  $    2,496,026       $    2,351,622
         Accounts receivable - net                                                 19,389,316           20,631,951
         Inventories                                                               16,063,404           15,092,393
         Prepaid expenses and other                                                 3,160,807            3,133,098
                                                                               --------------       --------------
Total current assets                                                               41,109,553           41,209,064
                                                                               --------------       --------------
Property, plant and equipment                                                      78,821,261           73,632,488
Less accumulated depreciation                                                      38,056,161           35,270,625
                                                                               --------------       --------------
Net property, plant and equipment                                                  40,765,100           38,361,863
                                                                               --------------       --------------
Goodwill                                                                            5,320,127            4,978,420
Other assets                                                                        3,308,206            3,738,305
                                                                               --------------       --------------
                                                                               $   90,502,986       $   88,287,652
                                                                               ==============       ==============

Liabilities and Stockholders' Equity

Current liabilities
         Accounts payable                                                      $   11,645,678       $   12,833,665
         Other accrued liabilities                                                  9,291,806           11,997,006
                                                                               --------------       --------------
Total current liabilities                                                          20,937,484           24,830,671
                                                                               --------------       --------------
Long-term debt                                                                     24,130,000           20,050,000
Deferred income taxes and other long-term liabilities                               8,614,945            8,700,351
                                                                               --------------       --------------
Total liabilities                                                                  53,682,429           53,581,022
                                                                               --------------       --------------
Stockholders' Equity

Common stock (Common - 2,266,932 and 2,222,852 shares issued,
       Class B common - 2,350,207 and 2,392,853 shares issued,
       Preferred - unissued)                                                        9,234,278            9,231,410
Additional paid-in capital                                                          8,493,446            8,482,908
Unearned stock grant                                                                  (94,500)             (94,500)
Accumulated other comprehensive income:
       Foreign currency translation adjustment                                        (65,814)             (39,172)
       Derivative adjustment                                                         (217,592)                   -
       Minimum supplemental executive retirement plan
          liability adjustment                                                     (1,129,914)          (1,130,405)
Retained earnings                                                                  20,600,653           18,256,389
                                                                               --------------       --------------
Total stockholders' equity                                                         36,820,557           34,706,630
                                                                               --------------       --------------
                                                                               $   90,502,986       $   88,287,652
                                                                               ==============       ==============

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           For the Six Months Ended                 For the Three Months Ended
                                                           ------------------------                 --------------------------
                                                    Dec. 30, 2000          Jan. 1, 2000         Dec. 30, 2000         Jan. 1, 2000
                                                   ---------------        ---------------      --------------        --------------
Net sales                                           $   72,660,202        $   71,486,514       $   35,702,652        $   35,798,890

Cost of sales                                           52,484,402            52,169,347           26,100,578            25,875,233
                                                    --------------        --------------       --------------        --------------
Gross profit                                            20,175,800            19,317,167            9,602,074             9,923,657

Selling and administrative expenses                     13,468,904            12,166,141            6,702,758             6,268,392
                                                    --------------        --------------       --------------        --------------

Operating income                                         6,706,896             7,151,026            2,899,316             3,655,265

Other expenses                                             855,429               689,871              418,744               371,922
                                                    --------------        --------------       --------------        --------------

Income before income taxes                               5,851,467             6,461,155            2,480,572             3,283,343

Income taxes                                             2,055,000             2,286,000              865,000             1,153,000
                                                    --------------        --------------       --------------        --------------

Net income                                          $    3,796,467        $    4,175,155       $    1,615,572        $    2,130,343
                                                    ==============        ==============       ==============        ==============
Basic earnings per share:
Net income per share                                $         0.82        $         0.89       $         0.35        $         0.45
                                                    ==============        ==============       ==============        ==============

Weighted average shares outstanding                      4,616,037             4,708,559            4,617,075             4,696,450

Diluted earnings per share:
Net income per share                                $         0.82        $         0.89       $         0.35        $         0.45
                                                    ==============        ==============       ==============        ==============

Weighted average shares outstanding                      4,618,595             4,713,030            4,618,174             4,699,685

Cash dividend - common stock                        $          .33        $          .30       $         .165        $          .15

Cash dividend - Class B common stock                $          .30        $         .273       $          .15        $         .136

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Six Months Ended
                                                                                ----------------
                                                                     Dec. 30, 2000           Jan. 1, 2000
                                                                    ---------------         --------------
Operating Activities:
         Net income                                                 $    3,796,467          $    4,175,155
         Non-cash items:
             Depreciation and amortization                               3,077,111               2,909,397
             Deferred income taxes                                        (168,000)               (177,000)
             Other long-term liabilities                                   196,818                 232,024
             Loss on disposal of fixed assets                              114,821                   3,947
             Changes in operating assets and liabilities:
                     Accounts receivable                                 1,222,982                (385,370)
                     Inventories                                          (971,011)               (294,933)
                     Other current assets                                  (29,532)                (35,660)
                     Accounts payable and accrued expenses              (5,122,829)              1,317,205
                                                                    --------------          --------------
         Net cash provided by operating activities                       2,116,827               7,744,765
                                                                    --------------          --------------

Investing Activities:
         Additions to property, plant and equipment                     (4,563,460)             (3,522,911)
         Net cash paid for acquisition                                           -              (5,267,877)
         Changes in other non-current assets                               (19,414)                107,366
                                                                    --------------          --------------
         Net cash used for investing activities                         (4,582,874)             (8,683,422)
                                                                    --------------          --------------

Financing Activities:
         Cash dividends paid                                            (1,452,203)             (1,343,915)
         Proceeds from issuance of common stock                             15,922                 184,741
         Repurchase and retirement of common stock                         (20,537)             (1,000,258)
         Borrowings on long-term debt                                    4,080,000               3,070,000
                                                                    --------------          --------------
         Net cash provided by financing activities                       2,623,182                 910,568
                                                                    --------------          --------------

Effect of Exchange Rate Changes on Cash                                    (12,731)                 17,849
                                                                    --------------          --------------

Net Increase (Decrease) in Cash and Equivalents                            144,404                 (10,240)

Cash and equivalents, beginning of year                                  2,351,622               1,621,002
                                                                    --------------          --------------

Cash and equivalents, end of period                                 $    2,496,026          $    1,610,762
                                                                    ==============          ==============

Cash Paid During the Period - interest                              $      749,970          $      664,351
                            - income taxes                          $    2,530,000          $    2,440,000
Non-Cash Activities:
      Accrual of purchase price earn-out                            $      505,745          $            -
      Accrual of capital expenditures                               $      752,696          $      135,674

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

Note 2 - Common Stock and Per Share Information

Common stock is $2 par - shares authorized 6,000,000 of common stock and 4,000,000 of Class B common stock.

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the periods presented:

                                                   For the six months ended                     For the three months ended
                                                   ------------------------                     --------------------------
                                               Dec. 30, 2000        Jan. 1, 2000            Dec. 30, 2000          Jan. 1, 2000
                                              --------------       --------------          --------------         --------------
Numerators:
  Numerator for both basic and
  diluted EPS, net income                         $3,796,467           $4,175,155              $1,615,572             $2,130,343
                                              ==============       ==============          ==============         ==============
Denominators:
  Denominator for basic EPS,
  weighted-average common shares
  outstanding                                      4,616,037            4,708,559               4,617,075              4,696,450
  Potentially dilutive shares
  resulting from stock option plans                    2,558                4,471                   1,099                  3,235
                                              --------------       --------------          --------------         --------------
  Denominator for diluted EPS                      4,618,595            4,713,030               4,618,174              4,699,685
                                              ==============       ==============          ==============         ==============

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

                                              Dec. 30, 2000                 Jan. 1, 2000
                                             ---------------               -------------
Exercise Price
 $13.64                                               -                       22,688
 $14.09                                          21,450                       22,000
 $16.74                                          11,192                       11,495
 $18.18                                          10,450                       11,000

Note 3 - Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

                              Dec. 30, 2000             July 1, 2000
                              -------------             ------------
Finished products             $  10,533,291             $   8,778,556
Work in process                   2,057,096                 2,339,958
Raw materials                     3,473,017                 3,973,879
                              -------------             -------------
Total                         $  16,063,404             $  15,092,393
                              =============             =============

Note 4 - Adoption of New Accounting Standard

The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," on July 2, 2000. The Company uses an interest-rate swap to convert a portion of its variable-rate revolver to a fixed rate. The resulting cost of funds is lower than it would have been had fixed-rate borrowings been issued directly. The level of fixed-rate debt, after the effects of interest-rate swaps have been considered, is between 85 and 95 percent of the Company's total outstanding debt of $24,130,000 at December 30, 2000 and $20,050,000 at July 1, 2000.

In accordance with the transition provisions of FAS 133, the Company recorded a net-of-tax cumulative-effect-type adjustment in accumulated other comprehensive income to recognize the fair value of the interest-rate swap designated as a cash-flow hedging instrument. The derivative was also recognized as a liability on the balance sheet at its fair value of $334,592.

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

Comprehensive income and its components consist of the following:

                                                       For the Six Months Ended                For the Three Months Ended
                                                       ------------------------                --------------------------
                                                   Dec. 30, 2000        Jan. 1, 2000        Dec. 30, 2000        Jan. 1, 2000
                                                  ---------------      --------------      ---------------      -------------
Net income                                         $ 3,796,467         $ 4,175,155           $ 1,615,572         $ 2,130,343
Other comprehensive income:
  Foreign currency translation adjustment              (26,642)             37,336                 6,645              38,352
  Derivative adjustment                               (217,592)                  -              (461,611)                  -
  Minimum SERP liability adjustment                        491                (762)                 (266)               (830)
                                                  ------------        ------------          ------------        ------------
Comprehensive income                               $ 3,552,724         $ 4,211,729           $ 1,160,340         $ 2,167,865
                                                  ============        ============          ============        ============

Note 6 - Assets Held for Sale

During fiscal 2000, the Company offered its former powder coat facility for sale. As a result of this decision, the related assets of $1,779,405 were transferred to the category "Net Assets Held for Sale" and a loss of $105,000 was recorded in the fourth quarter of fiscal 2000. In July 2000, management entered into a Buy/Sell agreement for the facility, however, the purchaser was unable to close the transaction and the building remains listed with a real estate broker. The loss was determined based upon this Buy/Sell agreement.

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

The terms of the Idea acquisition agreement provide for additional consideration to be paid if Idea's sales exceed certain targeted levels. The maximum amount of contingent consideration was $550,000 payable through 2001. In calendar year 1999, the additional consideration payment was $44,255 and in calendar year 2000 the remaining contingent consideration was earned. All additional consideration paid was recorded as goodwill.

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

At each of the January 22, 1999, and the August 20, 1999, Board of Directors meetings, the Board approved an additional 440,000 shares for the stock repurchase program. Utilizing these Board authorizations, the Company has purchased 635,150 shares through the second quarter of fiscal 2001 for approximately $9.3 million with the price per share ranging from approximately $12 to $17.

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


RESULTS OF OPERATIONS

Net Sales

The following table indicates the Company's net sales (in millions) and percentage of total sales by product category for the six-month and three-month periods ended December 30, 2000 and January 1, 2000:

                                          Six Months Ended                                   Three Months Ended
                                          ----------------                                   ------------------
                           Dec. 30,                    Jan. 1,                     Dec. 30,                  Jan. 1,
                             2000         %             2000          %              2000         %           2000           %
                       ------------------------  -------------------------   ------------------------  -------------------------
Shelving systems             $20.1       27.6%          $24.6       34.4%            $9.4      26.3%          $12.3       34.3%
Drawer slides                 33.8       46.5%           33.6       47.0%            16.7      46.8%           16.7       46.7%
Hardware/ Other               18.8       25.9%           13.3       18.6%             9.6      26.9%            6.8       19.0%
                       ------------------------  -------------------------   ------------------------  -------------------------
Total                        $72.7      100.0%          $71.5      100.0%           $35.7     100.0%          $35.8      100.0%
                       ========================  =========================   ========================  =========================

Net sales for the second quarter and the first six months of fiscal 2001 were relatively flat compared to the prior fiscal year. This was in large part attributable to the soft economic conditions in the market. During the second quarter, many of the Company's distribution and retail customers reduced their purchase levels and lowered the inventory levels that they were carrying. The Company did, however, realize growth in the office furniture market with sales of its precision drawer slides and ergonomic products.

Gross Profit

Gross profit, as a percentage of net sales, was 26.9% for the second quarter and 27.8% for the first six months of fiscal 2001 compared to 27.7% and 27.0%, respectively, for the same periods in the prior year. The lower sales volumes during the second quarter of fiscal 2001 made it difficult for the Company to effectively leverage its fixed overhead costs. In addition, the disruption associated with the consolidation of operations at the Muncie, Indiana facility resulted in lower margins during the quarter.

Operating Expenses

Selling and administrative expenses, as a percentage of net sales, were 18.8% for the second quarter and 18.5% for the first six months of fiscal 2001 compared to 17.5% and 17.0%, respectively, for the same periods in the prior year. The increase was primarily attributable to the fact that the ergonomic product line has a higher level of selling costs associated with it than the Company's other product lines. In addition, the Company has continued to incur higher selling costs to ready its new products for launch into the market.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Other Expenses

Interest expense was $407,534 for the quarter and $788,927 for the six months ended December 30, 2000, compared with $362,513 and $688,861, respectively, for the same periods in the prior year. The increase in interest expense was attributable to the higher level of borrowings during fiscal 2001.

Other net miscellaneous expense was $11,210 for the second quarter and $66,502 for the first six months of fiscal 2001. This compares to $9,409 and $1,010, respectively, for fiscal 2000.

Income Taxes

The effective tax rates for the quarter and six months ended December 30, 2000, were 34.9% and 35.1% compared with the rates of 35.1% and 35.4%, respectively, for the same periods in the prior year.

Net Income

For the quarter ended December 30, 2000, net income was $1,615,572 or $0.35 per diluted share compared to $2,130,343 or $0.45 per diluted share for the second quarter of last year. Net income of $3,796,467, or $0.82 per diluted share was recorded for the first six months of fiscal 2001 compared with $4,175,155, or $0.89 per diluted share for the same period in the prior year.

Liquidity and Capital Resources

Net cash from operating activities for the first six months of fiscal 2001 provided $2,116,827 compared with $7,744,765 for the first six months of fi scal 2000. The decrease was primarily attributable to higher inventory levels of imported product and a decrease in accounts payable and other accrued liabilities. Accounts payable decreased due to lower purchasing levels and the cutoff of payments made at quarter-end as a result of the 52/53 week fiscal year. The decrease in other accrued liabilities reflects the payment of certain wage related accruals, specifically EVA bonuses and profit sharing.

Capital expenditures totaled $4,563,460 for the six months ended December 30, 2000, compared to $3,522,911 for the six months ended January 1, 2000. The increased capital spending reflected investments in manufacturing technology, the completion of the new facility at the Indiana subsidiary and tooling for new products. There were no significant capital expenditure commitments at December 30, 2000. Quarterly capital expenditures during the second half of fiscal 2001 are anticipated to be lower than the levels incurred during the first two quarters of the fiscal year.

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

The terms of the Idea acquisition agreement provide for additional consideration to be paid if Idea's sales exceed certain targeted levels. The maximum amount of contingent consideration was $550,000 payable through 2001. In calendar year 1999, the additional consideration payment was $44,255 and in calendar year 2000 the remaining contingent consideration was earned. All additional consideration paid was recorded as goodwill.

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

At each of the January 22, 1999, and the August 20, 1999, Board of Directors meetings, the Board approved an additional 440,000 shares for the stock repurchase program. Utilizing these Board authorizations, the Company has purchased 635,150 shares through the second quarter of fiscal 2001 for approximately $9.3 million with the price per share ranging from approximately $12 to $17. Since the beginning of the stock repurchase program in fiscal 1999, the Company has purchased 1,989,012 shares for approximately $35.7 million.

The long-term debt balance increased to $24,130,000 at December 30, 2000 compared with $20,050,000 at July 1, 2000, and $20,770,000 at January 1, 2000.
The increase reflects funds utilized for capital expenditures.

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

The following table provides information on the Company's fixed maturity investments as of December 30, 2000, that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Liability                                            Amount                     Maturity Date
---------                                            ------                     -------------
Variable rate revolving credit
  agreement                                          $45 million                November 1, 2004
First $20,000,000 at an interest rate
  of 6.715% plus weighted average
  credit spread of .4%
Amounts in excess of $20,000,000 have
  an interest rate of approximately 7.0%

Interest Rate Swap
------------------
Notional amount                                      $20 million                June 1, 2006
  Pay fixed/Receive variable - 6.73625%
  Pay fixed interest rate - 6.25%

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

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          (a)  Knape  &  Vogt   Manufacturing   Company's   Annual   Meeting  of
               Shareholders was held on October 13, 2000.

          (b) Proxies were distributed by Knape & Vogt Manufacturing Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no opposition to management's nominees as listed in the proxy statement and all nominees were elected.

                  The vote on the nominees was:
                                                      For             Withheld
                                                      ---             --------
                  John E. Fallon   (1) (2)         20,508,164         168,681
                  Gregory Lambert  (1) (3)          1,931,337         45,939

                  (1)  Term expires in 2003.
                  (2) Elected by vote of holders of Common stock and Class B Common stock voting as a class.
                  (3) Elected by vote of holders of Common stock voting as a class.

                  Members of the Board of Directors whose terms have not yet expired are Thomas A. Hilborn, Raymond E. Knape and Robert J. Knape, terms expiring in 2001; and William R. Dutmers, Richard
                  S. Knape and Michael J. Kregor, terms expiring in 2002.


Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits
                  There were no exhibits for the three months ended December 30, 2000.

          (b)     Reports on Form 8-K
                  There were no reports on Form 8-K filed for the three months ended December 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Knape & Vogt Manufacturing Company
                                                          (Registrant)




Date:  February 2, 2001                       /s/ William R. Dutmers
                                              William R. Dutmers
                                              Chairman, President and
                                              Chief Executive Officer

                                              /s/ Leslie J. Cummings
                                              Leslie J. Cummings
                                              Vice President of Finance and
                                              Treasurer