Form 10-Q
period 2001-03-31
KNAPE & VOGT MANUFACTURING CO
filed 2001-05-04
CIK 56362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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

                                 YES __X__ NO ______

     2,266,221   common shares were outstanding as of April 27, 2001.
     2,351,620   Class B common shares were outstanding as of April 27, 2001.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                  Condensed Consolidated Balance Sheets
                  --March 31, 2001 and July 1, 2000............................2

                  Condensed Consolidated Statements of Income
                  --Nine Months and Three Months Ended March 31, 2001
                    and April 1, 2000 .........................................3

                  Condensed Consolidated Statements of Cash Flows
                  --Nine Months Ended March 31, 2001 and April 1, 2000.........4

                  Notes to Condensed Consolidated Financial Statements.......5-7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................8-10

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk........................................................11

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............................12

SIGNATURES....................................................................13

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)            (Audited)
                                                                                Mar. 31, 2001         July 1, 2000
                                                                         ---------------------   ------------------
Assets
Current assets
         Cash and equivalents                                             $         2,308,539     $      2,351,622
         Accounts receivable - net                                                 18,087,998           20,631,951
         Inventories                                                               16,466,499           15,092,393
         Prepaid expenses and other                                                 3,051,989            3,133,098
                                                                         ---------------------   ------------------
Total current assets                                                               39,915,025           41,209,064
                                                                         ---------------------   ------------------

Property, plant and equipment                                                      78,556,152           73,632,488
Less accumulated depreciation                                                      37,431,939           35,270,625
                                                                         ---------------------   ------------------
Net property, plant and equipment                                                  41,124,213           38,361,863
                                                                         ---------------------   ------------------
Goodwill                                                                            5,228,912            4,978,420
Other assets                                                                        2,956,252            3,738,305
                                                                         ---------------------   ------------------
                                                                          $        89,224,402     $     88,287,652
                                                                         =====================   ==================

Liabilities and Stockholders' Equity

Current liabilities
         Accounts payable                                                 $        11,128,945     $     12,833,665
         Other accrued liabilities                                                  9,135,810           11,997,006
                                                                         ---------------------   ------------------
Total current liabilities                                                          20,264,755           24,830,671
                                                                         ---------------------   ------------------
Long-term debt                                                                     24,280,000           20,050,000
Deferred income taxes and other long-term liabilities                               8,446,035            8,700,351
                                                                         ---------------------   ------------------
Total liabilities                                                                  52,990,790           53,581,022
                                                                         ---------------------   ------------------
Stockholders' Equity

Common stock (Common - 2,265,721 and 2,222,852 shares issued, Class B common -
       2,352,120 and 2,392,853 shares issued,
       Preferred - unissued)                                                        9,235,682            9,231,410
Additional paid-in capital                                                          8,502,727            8,482,908
Unearned stock grant                                                                  (94,500)             (94,500)
Accumulated other comprehensive income:
       Foreign currency translation adjustment                                       (177,429)             (39,172)
       Derivative adjustment                                                         (541,067)                   -
       Minimum supplemental executive retirement plan
          liability adjustment                                                     (1,128,069)          (1,130,405)
Retained earnings                                                                  20,436,268           18,256,389
                                                                         ---------------------   ------------------
Total stockholders' equity                                                         36,233,612           34,706,630
                                                                         ---------------------   ------------------
                                                                          $        89,224,402     $     88,287,652
                                                                         =====================   ==================

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         For the Nine Months Ended                 For the Three Months Ended
                                                         -------------------------                 --------------------------
                                                    Mar. 31, 2001         Apr. 1, 2000         Mar. 31, 2001         Apr. 1, 2000
                                                   ----------------      ----------------     ----------------      ----------------
Net sales                                       $      106,229,784   $       110,191,475   $       33,569,582   $        38,704,961

Cost of sales                                           77,627,826            80,365,025           25,143,424            28,195,678
                                                   ----------------      ----------------     ----------------      ----------------
Gross profit                                            28,601,958            29,826,450            8,426,158            10,509,283
                                                   ----------------      ----------------     ----------------      ----------------
Selling and administrative expenses                     20,278,103            18,938,712            6,809,199             6,772,571

Impairment loss on assets held for sale                    300,000                     -              300,000                     -
                                                   ----------------      ----------------     ----------------      ----------------
Operating expenses                                      20,578,103            18,938,712            7,109,199             6,772,571
                                                   ----------------      ----------------     ----------------      ----------------
Operating income                                         8,023,855            10,887,738            1,316,959             3,736,712

Other expenses                                           1,312,597             1,052,994              457,168               363,123
                                                   ----------------      ----------------     ----------------      ----------------
Income before income taxes                               6,711,258             9,834,744              859,791             3,373,589

Income taxes                                             2,352,000             3,483,000              297,000             1,197,000
                                                   ----------------      ----------------     ----------------      ----------------
Net income                                      $        4,359,258   $         6,351,744   $          562,791   $         2,176,589
                                                   ================      ================     ================      ================
Basic earnings per share:
Net income per share                            $             0.94   $              1.35   $             0.12   $              0.47
                                                   ================      ================     ================      ================
Weighted average shares outstanding                      4,616,561             4,696,151            4,618,312             4,670,923

Diluted earnings per share:
Net income per share                            $             0.94   $              1.35   $             0.12   $              0.47
                                                   ================      ================     ================      ================
Weighted average shares outstanding                      4,618,331             4,700,076            4,618,507             4,673,734

Cash dividend - common stock                    $             .495   $               .45   $             .165   $               .15

Cash dividend - Class B common stock            $              .45   $              .409   $              .15   $              .136

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                             -----------------
                                                                     Mar. 31, 2001            Apr. 1, 2000
                                                                -------------------     -------------------
Operating Activities:
     Net income                                                 $        4,359,258      $        6,351,744
     Non-cash items:
           Depreciation and amortization                                 4,679,463               4,395,431
           Deferred income taxes                                          (177,000)               (294,000)
           Other long-term liabilities                                     163,331                (584,359)
           Impairment loss on assets held for sale                         300,000                       -
           Loss on disposal of fixed assets                                177,630                  17,446
           Changes in operating assets and liabilities:
                    Accounts receivable                                  2,451,390                (922,290)
                    Inventories                                         (1,374,106)               (711,872)
                    Other current assets                                    15,901                  89,534
                    Accounts payable and accrued expenses               (5,088,922)              3,605,246
                                                               --------------------     -------------------
     Net cash provided by operating activities                           5,506,945              11,946,880
                                                               --------------------     -------------------

Investing Activities:
     Additions to property, plant and equipment                         (6,993,220)             (5,401,009)
     Net cash paid for acquisition                                        (505,745)             (5,309,674)
     Changes in other non-current assets                                    (7,017)                190,966
                                                               --------------------     -------------------
     Net cash used for investing activities                             (7,505,982)            (10,519,717)
                                                               --------------------     -------------------

Financing Activities:
     Cash dividends paid                                                (2,179,379)             (2,013,297)
     Proceeds from issuance of common stock                                 15,922                 188,483
     Repurchase and retirement of common stock                             (20,537)             (1,898,386)
     Borrowings on long-term debt                                        4,230,000               2,300,000
                                                               --------------------     -------------------
     Net cash provided by financing activities                           2,046,006              (1,423,200)
                                                               --------------------     -------------------

Effect of Exchange Rate Changes on Cash                                    (90,052)                 11,242
                                                               --------------------     -------------------

Net Increase (Decrease) in Cash and Equivalents                            (43,083)                 15,205

Cash and equivalents, beginning of year                                  2,351,622               1,621,002
                                                               --------------------     -------------------

Cash and equivalents, end of period                             $        2,308,539      $        1,636,207
                                                               ====================     ===================

Cash Paid During the Period - interest                          $        1,165,448      $        1,032,216
                            - income taxes                      $        3,653,830      $        2,975,000
Non-Cash Activities:
      Accrual of capital expenditures                           $          441,599      $          411,878

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

Note 2 - Common Stock and Per Share Information

Common stock is $2 par - shares authorized 6,000,000 of common stock and 4,000,000 of Class B common stock.

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the periods presented:

                                                 For the nine months ended                  For the three months ended
                                                 -------------------------                  --------------------------
                                             Mar. 31, 2001        Apr. 1, 2000          Mar. 31, 2001           Apr. 1, 2000
                                          -------------------  -------------------  ----------------------  ----------------------
Numerators:
  Numerator for both basic and
  diluted EPS, net income                         $4,359,258           $6,351,744                $562,791              $2,176,589
                                          ===================  ===================  ======================  ======================
Denominators:
  Denominator for basic EPS,
  weighted-average common shares
  outstanding                                      4,616,561            4,696,151               4,618,312               4,670,923
  Potentially dilutive shares
  resulting from stock option plans                    1,770                3,925                     195                   2,811
                                          -------------------  -------------------  ----------------------  ----------------------
  Denominator for diluted EPS                      4,618,331            4,700,076               4,618,507               4,673,734
                                          ===================  ===================  ======================  ======================

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

                                              Mar. 31, 2001                 Apr. 1, 2000
                                          -----------------------       ----------------------
Exercise Price
 $13.64                                                   21,835                            -
 $14.09                                                   21,450                            -
 $16.74                                                   11,192                       11,495
 $18.18                                                   10,450                       11,000

Note 3 - Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

                                     Mar. 31, 2001     July 1, 2000
                                     -------------     ------------
Finished products                     $10,864,752      $  8,778,556
Work in process                         2,121,722         2,339,958
Raw materials                           3,480,025         3,973,879
                                      ------------     ------------
Total                                 $16,466,499      $ 15,092,393
                                      ===========      ============

Note 4 - Adoption of New Accounting Standard

The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," on July 2, 2000. The Company uses an interest-rate swap to convert a portion of its variable-rate revolver to a fixed rate. The resulting cost of funds is lower than it would have been had fixed-rate borrowings been issued directly. The level of fixed-rate debt, after the effects of interest-rate swaps have been considered, is between 85 and 95 percent of the Company's total outstanding debt of $24,280,000 at March 31, 2001 and $20,050,000 at July 1, 2000.

In accordance with the transition provisions of FAS 133, the Company recorded a net-of-tax cumulative-effect-type adjustment in accumulated other comprehensive income to recognize the fair value of the interest-rate swap designated as a cash-flow hedging instrument. The derivative was also recognized as a liability on the balance sheet at its fair value of $833,067.

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

Comprehensive income and its components consist of the following:

                                                   For the Nine Months Ended               For the Three Months Ended
                                                   -------------------------               --------------------------
                                               Mar. 31, 2001        Apr. 1, 2000        Mar. 31, 2001        Apr. 1, 2000
                                            -------------------  ------------------  -------------------  ------------------
Net income                                         $4,359,258          $6,351,744             $562,791          $2,176,589
Other comprehensive income:
  Foreign currency translation adjustment            (138,257)             30,363             (111,615)             (6,973)
  Derivative adjustment                              (541,067)                  -             (323,475)                  -
  Minimum SERP liability adjustment                     2,336                (620)               1,845                 142
                                            -------------------  ------------------  -------------------  ------------------
Comprehensive income                               $3,682,270          $6,381,487             $129,546          $2,169,758
                                            ===================  ==================  ===================  ==================

Note 6 - Assets Held for Sale

During fiscal 2000, the Company offered its former powder coat facility for sale. As a result of this decision, the related assets of $1,779,405 were transferred to the category "Net Assets Held for Sale" and a loss of $105,000 was recorded in the fourth quarter of fiscal 2000 based upon the buy/sell agreement. The purchaser was unable to close the transaction and the building remains listed with a real estate broker. In addition, the Company has listed a former facility in Muncie, Indiana for sale. Based upon new information obtained during the third quarter of fiscal 2001 regarding the current fair market value of the facilities held for sale, the Company recorded an additional impairment loss of $300,000 pre-tax.

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

The terms of the Idea acquisition agreement provided for additional consideration to be paid if Idea's sales exceeded certain targeted levels. The maximum amount of contingent consideration was $550,000 payable through 2001. In calendar year 1999, the additional consideration payment was $44,255 and in calendar year 2000 the remaining contingent consideration was earned. All additional consideration paid was recorded as goodwill.

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

At each of the January 22, 1999, and the August 20, 1999, Board of Directors meetings, the Board approved an a dditional 440,000 shares for the stock repurchase program. Utilizing these Board authorizations, the Company has purchased 635,150 shares through the third quarter of fiscal 2001 for approximately $9.3 million with the price per share ranging from approximately $12 to $17.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain  matters  discussed in this section include  forward-looking  statements involving risks and uncertainties. When used in this document, the words "believes," "expects," "anticipates," "goal," "think," "forecast," "project," "estimates," "likely," and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning future revenue and net income growth. Such statements are subject to certain risks and uncertainties, which would cause actual results to differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements that speak only as of the date of this report.


RESULTS OF OPERATIONS

Net Sales

The following table indicates the Company's net sales (in millions) and percentage of total sales by product category for the six-month and three-month periods ended March 31, 2001 and April 1, 2000:

                                        Nine Months Ended                                    Three Months Ended
                                        -----------------                                    ------------------
                              Mar. 31,                  Apr. 1,                     Mar. 31,                 Apr. 1,
                               2001        %            2000          %             2001        %            2000           %
                         ----------------------  -------------------------   ------------------------  -------------------------
Shelving systems               $29.3     27.6%          $37.9       34.4%            $9.3      27.7%          $13.3       34.4%
Drawer slides                   49.2     46.4%           51.1       46.4%            15.4      45.8%           17.5       45.1%
Hardware/ Ergonomic             27.7     26.0%           21.2       19.2%             8.9      26.5%            7.9       20.5%
                         ----------------------  -------------------------   ------------------------  -------------------------

Total                         $106.2    100.0%         $110.2      100.0%           $33.6     100.0%          $38.7      100.0%
                         ======================  =========================   ========================  =========================

Net sales for both the third quarter and the first nine months of fiscal 2001 were lower than the prior year. During the third quarter, only the ergonomic product line showed growth over the prior year and of the Company's sales channels only the dealer channel grew compared to the prior year. The majority of the decline represented the overall downturn in economic conditions. This was clearly reflected when BIFMA, the furniture manufacturing association, lowered its estimated growth for the office furniture industry from 5.0% to just 2.8% for calendar 2001.

The Company's sales were especially soft in the month of January and have steadily increased through the end of the third quarter. The Company, however, estimates that same product sales for the remainder of the fiscal year will most likely remain relatively flat when compared to the prior year. The Company anticipates being able to offset some of the slowdown in the market with introduction of new products. During the first week of April 2001, the Company launched an ergonomic lighting line, which will broaden its offering of ergonomic products to the office furniture industry.

Gross Profit

Gross profit, as a percentage of net sales, was 25.1% for the third quarter and 26.9% for the first nine months of fiscal 2001 compared to 27.2% and 27.1%, respectively, for the same periods in the prior year. The lower sales volumes during the third quarter of fiscal 2001 made it difficult for the Company to effectively leverage its fixed overhead costs. In addition, the decline in the Canadian exchange rate continued to negatively impact the margins of the Company's wholly owned Canadian subsidiary.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Operating Expenses

Selling and administrative expenses, as a percentage of net sales, were 20.3% for the third quarter and 19.1% for the first nine months of fiscal 2001 compared to 17.5% and 17.2%, respectively, for the same periods in the prior year. The increase was primarily attributable to the fact that the ergonomic product line has a higher level of selling costs associated with it than the Company's other product lines. In addition, the Company incurred severance costs of approximately $350,000 in the third quarter of fiscal 2001 associated with the layoffs, which took place in January 2001.

During the third quarter of fiscal 2001, the Company recorded a pre-tax impairment loss on the assets held for sale of $300,000 or $.04 per diluted share. The loss reflected new information, which lowered the Company's estimate of the fair market value of the properties listed for sale.

Other Expenses

Interest expense was $415,609 for the quarter and $1,204,536 for the nine months ended March 31, 2001, compared with $362,932 and $1,051,793, respectively, for the same periods in the prior year. The increase in interest expense was attributable to the higher level of borrowings during fiscal 2001.

Income Taxes

The effective tax rates for the quarter and nine months ended March 31, 2001, were 34.5% and 35.0% compared with the rates of 35.5% and 35.4%, respectively, for the same periods in the prior year.

Net Income

For the quarter ended March 31, 2001, net income was $562,791 or $0.12 per diluted share compared to $2,176,589 or $0.47 per diluted share for the third quarter of last year. Net income of $4,359,258, or $0.94 per diluted share was recorded for the first nine months of fiscal 2001 compared with $6,351,744, or $1.35 per diluted share for the same period in the prior year.

Liquidity and Capital Resources

Net cash from operating activities for the first nine months of fiscal 2001 provided net cash of $5,506,945 compared with $11,946,880 for the first n ine months of fiscal 2000. The decrease was attributable to lower net income of approximately $2,000,000 combined with higher inventory levels of imported product and a decrease in accounts payable and other accrued liabilities. The decrease in accounts payable was due to lower purchasing levels. The decrease in other accrued liabilities reflects the impact of incentive plans, which are variable with the Company's performance, specifically the EVA bonuses.

Capital expenditures totaled $6,993,220 for the nine months ended March 31, 2001, compared to $5,401,009 for the nine months ended April 1, 2000. The increased capital spending reflected investments in manufacturing technology, the completion of the new facility at the Indiana subsidiary and tooling for new products. There were no significant capital expenditure commitments at March 31, 2001. Quarterly capital expenditures during the fourth quarter of fiscal 2001 are anticipated to be approximately the same level as incurred during each of the first three quarters of the fiscal year.

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

The terms of the Idea acquisition agreement provided for additional consideration to be paid if Idea's sales exceeded certain targeted levels. The maximum amount of contingent consideration was $550,000 payable through 2001. In calendar year 1999, the additional consideration payment was $44,255 and in calendar year 2000 the remaining contingent consideration was earned. All additional consideration paid was recorded as goodwill.

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

The long-term debt balance increased to $24,280,000 at March 31, 2001 compared with $20,050,000 at July 1, 2000, and $20,000,000 at April 1, 2000. The increase reflects funds utilized for capital expenditures.

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

The following table provides information on the Company's fixed maturity investments as of March 31, 2001, that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Liability                                     Amount                   Maturity Date
---------                                     ------                   -------------
Variable rate revolving credit
  agreement                                 $45 million                November 1, 2004
First $20,000,000 at an interest rate
  of 5.1038% plus weighted average
  credit spread of .5%
Amounts in excess of $20,000,000 have
  an interest rate of approximately 5.0%

Interest Rate Swap
Notional amount                             $20 million                June 1, 2006
  Pay fixed/Receive variable - 5.10375%
  Pay fixed interest rate - 6.25%

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

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits
              There were no exhibits for the three months ended March 31, 2001.

        (b)   Reports on Form 8-K
              There were no reports on Form 8-K filed for the three months ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Knape & Vogt Manufacturing Company
                                                        (Registrant)





Date:     May 4, 2001                         /s/ William R. Dutmers
                                              William R. Dutmers
                                              Chairman, President and
                                              Chief Executive Officer

                                              /s/ Leslie J. Cummings
                                              Leslie J. Cummings
                                              Vice President of Finance and
                                              Treasurer