Form 10-K
period 2001-06-30
KNAPE & VOGT MANUFACTURING CO
filed 2001-09-14
CIK 56362

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2001 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________ to _____________________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $52,413,823 as of August 24, 2001.

Number of shares outstanding of each class of common stock as of August 24, 2001: 2,287,117 shares of Common Stock, par value $2.00 per share, and 2,330,841 shares of Class B Common Stock, par value $2.00 per share.

Documents incorporated by reference. Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on October 12, 2001, are incorporated by reference into Part III of this Report.

                                     PART I
                                ITEM 1--BUSINESS

Item 1(a)--General Development of Business

     The Company is engaged primarily in the design, manufacture, and marketing of functional hardware, storage-related components and ergo nomic products, which serve the consumer, contract builder, hardware, and original equipment manufacturer markets. The Company was incorporated in Michigan in 1906, reorganized in Delaware in 1961, and reorganized in Michigan in 1985. The Company's main plant and corporate offices are located at 2700 Oak Industrial Drive, N.E., Grand Rapids, Michigan 49505, and its telephone number is (616) 459-3311. Unless otherwise noted or indicated by the context, the term "Company" includes Knape & Vogt Manufacturing Company, its predecessors and its subsidiaries.

Item 1(b)--Financial Information About Industry Segments

     The Company believes that a dominant portion of the Company's operations is in a single industry segment -- the design, manufacture, and marketing of storage hardware and ergonomic products. Accordingly, no separate industry segment information is presented.

Item 1(c)--Narrative Description of Business

     Products, Services, Markets and Methods of Distribution. The Company's storage products include a complete line of decorative and utility wall-attached shelving systems and drawer slides. Drawer slides manufactured by the Company include precision, Euro-style and utility slides. Precision drawer slides use ball bearings, while Euro-style and utility drawer slides use rollers. In addition, the Company's many different hardware products include closet rods, kitchen storage products and various fixtures. The Company's ergonomic products include adjustable keyboard trays, gel wrists rests, floating mousepads and office lights.

     In fiscal 2001, approximately 23% of the Company's sales were to the consumer market, 73% of the Company's sales were to original equipment manufacturers and specialty distributors, and 4% of the Company's sales were to the office furniture dealer network. Most sales are made through independent sales representatives.

     New Product and Capital Spending Information. Management believes that capital spending in fiscal 2002 will decrease from the $9.3 million spent in fiscal 2001 to an amount, which approximates the level of depreciation. The fiscal 2002 spending will reflect investments made primarily to bring new products and product enhancements to the Company's customers.

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

     Importance of Limited Number of Customers. The Company sells to both the consumer market and to the OEM/specialty distributor market, as well as direct sales to the dealer network. The consumer market is comprised of a broad base of retail outlets. The OEM/specialty distributor market is more concentrated with a fewer number of customers and is more closely tied to the office furniture industry. The dealer network is also closely tied to the office furniture industry. The Company does not believe that its business is dependent upon any single or small number of customers, the loss of which would have a materially adverse effect upon the Company. The Company estimates that at present it has over 1,400 active customers with approximately 30,000 outlets, of which the five largest customers account for approximately 20% of sales and no one of which accounts for more than 8% of sales.

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

     Research, Design and Development. Approximately $2,489,000 was spent in fiscal 2001 in the development of new products and in the improvement of existing products; approximately $1,835,000 was spent in fiscal 2000 and $1,543,000 in fiscal 1999 for the same purposes. The amount of research and development expenditures was determined by specific identification of the costs, which are expensed as incurred.

     Environmental   Matters.   The  Company  does  not  believe  that  existing
environmental regulations will have any material effect upon the capital expenditures, earnings and competitive position of the Company.

     Employees. At June 30, 2001, the Company employed 846 persons. Collective bargaining agents represent none of the Company's employees.

Item 1(d)--Information About Foreign Operations

     The Company's Canadian operation accounted for approximately 8% of consolidated sales. Approximately 4% of consolidated net sales were derived from export shipments from the Company's United States operations to customers in other foreign countries. The Company does not know of any particular risks attendant thereto, except that fluctuating exchange rates between the United States and Canadian currencies and other factors beyond the control of the Company, such as tariff and foreign economic policies, may affect future results of such business. Reference is made to Notes 3 and 13 of the Notes to the Company's Consolidated Financial Statements contained herein for the fiscal year ended June 30, 2001, for a presentation of additional information concerning the Company's foreign operations.

                               ITEM 2--PROPERTIES

     The Company owned or leased the following offices and manufacturing facilities as of June 30, 2001:

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

Mississauga, Ontario                Office; 1,900 sq. ft.                                        Leased

The facilities indicated as owned are owned in fee by the Company and are subject to no material encumbrances. The Company believes that its facilities are generally adequate for its operations and are maintained in a state of good repair. The Company believes it is in compliance with all applicable state and federal air and water pollution control laws. During the five years ended June 30, 2001, the Company spent approximately $32,000,000 for expansion, modernization and improvements of its facilities and equipment.

                            ITEM 3--LEGAL PROCEEDINGS

     In September 1998, when the Company sold The Hirsh Company the purchaser assumed the lease for the facility located in Skokie, Illinois. The Company guaranteed all of the lease obligations to the landlord through the expiration of the lease in August 2000. During fiscal 2000, the purchaser defaulted on the lease agreement and the landlord filed suit against the purchaser and the Company as the guarantor. The claim is for unpaid rent, unpaid property taxes, building repairs and legal costs.

     A former employee in connection with benefits paid under an executive retirement plan has also sued the Company. The initial ruling was in favor of the former employee; however, the Company has filed an appeal in the case.

     The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of its business.

     In the opinion of management, based on the information presently known, the ultimate liability for these matters, taking into account established accruals of approximately $947,000, will not have a materially adverse effect on the Company's financial position or the results of its operations.

           ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001.

              ADDITIONAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company were, at June 30, 2001, as follows:

                                                                                                 Year First Elected
         Name                       Age              Positions and Offices Held                  an Executive Officer
William R. Dutmers                  45               Chairman of the Board of Directors,
                                                     Chief Executive Officer and President                1998

Michael G. Van Rooy                 49               Senior Vice President of Manufacturing               1993

James S. Dahlke                     51               Vice President of Business Development               1999

Leslie J. Cummings                  36               Vice President of Finance and Treasurer              2000

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

     Ms. Cummings was named the Vice President of Finance and Treasurer in July 2000. Ms. Cummings joined the Company in 1998 as the Assistant Treasurer. Prior to that she was employed at Herman Miller, Inc. from 1992 to 1998.

     All terms of office are on an annual basis and will expire on October 12, 2001.

                                    PART II

            ITEM 5--MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
                COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Market Price. The Company's Common Stock is traded on the NASDAQ National Market under the ticker symbol KNAP. Stock price quotations can be found in major daily newspapers (listed KnapeV) and in the Wall Street Journal (listed KnapeVogt). As of August 24, 2001, there were approximately 3,100 shareholders of the Company's Common Stock and Class B Common Stock.

                                                   Fiscal 2001                            Fiscal 2000
                                     -------------------------------------------------------------------------------
Quarter                                      High                Low               High                Low
--------------------------------------------------------------------------------------------------------------------
First                                      $15.438             $14.00             $16.02              $11.93
Second                                     $15.00              $11.875            $15.80              $12.56
Third                                      $14.25              $12.375            $16.36              $12.44
Fourth                                     $13.875             $12.14             $16.00              $13.52


     Dividends. The Company paid per share cash dividends on its shares of Common Stock and Class B Common Stock in the following amounts during the last two fiscal years.

                                                                        Per Share Cash Dividends
Year Ended June 30, 2001                                      Common Stock               Class B Common Stock
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

                                                                        Per Share Cash Dividends
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



     On August 10, 2001, the Board of Directors declared a $.165 per share cash dividend on shares of the Company's common stock and $.15 per share cash dividend on shares of its Class B common stock, payable September 7, 2001, to shareholders of record on August 24, 2001.

                         ITEM 6--SELECTED FINANCIAL DATA

For the Year Ended                                      2001              2000             1999                1998           1997
------------------------------------------------------------------------------------------------------------------------------------


                                                                                     (a)                 (b)             (c)
Summary of Operations
Net sales...................................     $140,509,875      $149,836,870     $150,259,355        $181,632,570    $176,630,294
  Sales growth %............................           (6.2)%            (0.3)%          (17.3)%                2.8%            8.4%
Gross profit................................       38,029,038        40,961,356       36,092,104          42,299,900      43,548,529
  Gross profit %............................            27.1%             27.3%            24.0%               23.3%           24.7%
Selling and administrative..................       27,258,034        26,400,042       25,721,924          29,152,388      28,436,330
  Selling and administrative %..............            19.4%             17.6%            17.1%               16.1%           16.1%
Operating income (loss).....................       10,471,004        14,456,314        9,770,180         (2,644,764)      14,738,964
  Operating income (loss) %.................             7.5%              9.6%             6.5%              (1.5)%            8.3%
Income (loss) from continuing operations....        5,615,065         8,423,730        6,161,769         (8,369,182)       8,325,228
Loss from discontinued operation............                -                 -                -         (1,368,278)       (471,624)
Net income (loss)...........................        5,615,065         8,423,730        6,161,769         (9,737,460)       7,853,604


Common Stock Data
Diluted earnings per share from continuing
operations..................................             1.22              1.80             1.13              (1.28)            1.28
Diluted earnings per share from discontinued
operation...................................                -                 -                -              (0.21)          (0.07)
Diluted earnings per share..................             1.22              1.80             1.13              (1.49)            1.21
Weighted-average shares outstanding-diluted.        4,618,250         4,684,125        5,445,009           6,550,184       6,493,561
Dividends per share--common.................             0.66             0.615            0.600               0.600           0.600
Dividends per share--Class B common.........             0.60             0.559            0.545               0.545           0.545
Year-end stock price........................            12.66             15.25            16.02               20.45           14.55


Year-end Financial Position
Total assets................................       89,803,393        88,287,652       75,059,989         104,033,087     125,741,698
Working capital.............................       18,465,603        16,378,393       18,135,700          38,276,167      39,266,034
Current ratio...............................              2.0               1.7              2.0                 2.5             4.2
Long-term debt..............................       23,750,000        20,050,000       17,700,000           9,700,000      29,000,000
Long-term debt as a % of total capital......            39.0%             36.6%            35.8%               13.6%           28.3%
Stockholders' equity........................       37,132,697        34,706,630       31,758,785          61,756,674      73,460,498


Other Data/Key Ratios
Cash flow from operating activities.........        8,788,239        17,269,946       13,471,459          23,234,772      16,186,397
Capital expenditures........................        9,282,239         9,112,810        4,786,263           4,228,552       7,763,482
Depreciation and amortization...............        6,340,647         5,862,588        5,914,739           7,966,383       7,728,603
Return on average assets....................             6.3%             10.3%             6.9%              (8.5)%            6.2%
Return on average equity....................            15.6%             25.3%            13.2%             (14.4)%           11.0%
Number of employees.........................              846               890              846                 944           1,061



------------------------------------------------------------------------------------------------------------------------------------


(a) 1999 figures include an impairment charge of $600,000 pre-tax and an inventory write-off of $400,000 pre-tax recorded for the discontinuance of certain utility slides. This resulted in an after-tax reduction of $650,000, or $0.12 per diluted share.

(b) 1998 figures include 1) an adjustment to the inventory obsolescence reserve of $910,000 recorded in cost of sales; 2) a restructuring charge for the reorganization of KV Canada of $3,992,276 recorded in operating expenses, and an income tax benefit of $600,000, for an after-tax effect of $3,392,276, or $0.52 per diluted share; 3) an impairment charge for the sale of Hirsh of $11,800,000 recorded in operating expenses, and an income tax expense of $1,000,000, for an after-tax effect of $12,800,000, or $1.96 per diluted share; 4) a $448,284 write-off of idle equipment; and 5) an after-tax charge of $937,268, or $0.15 per diluted share, to record the sale of Roll-it, a discontinued operation.

(c) 1997 figures include an after-tax charge of $246,235, or $0.04 per diluted share, to record the March 1997 sale of Modar.

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

Overview

     The Company recorded revenues of $140.5 million for fiscal 2001, compared to $149.8 million in the prior year. The overall slowdown in the U.S. economy negatively impacted the Company's two key markets: office furniture and home storage products. Net income was $5.6 million or $1.22 per diluted share in fiscal 2001 compared to $8.4 million or $1.80 per diluted share in fiscal 2000.

     Despite the downturn in the Company's key markets in fiscal 2001, the Company remains committed to introducing new and innovative products to the market along with containing its costs through the principles of lean manufacturing. During fiscal 2001, the Company introduced 20 new products and has several additional products, which will be introduced during fiscal 2002.

Results of Operations

     The table below shows certain items in the Consolidated Statements of Operations as a percentage of net sales:

                                                                 June 30,            July 1,           June 30,
Year ended                                                           2001               2000               1999
----------------------------------------------------------------------------------------------------------------
Net sales..................................                         100.0%             100.0%             100.0%
Cost of sales..............................                          72.9               72.7               76.0
                                                      ----------------------------------------------------------
  Gross margin.............................                          27.1               27.3               24.0
Selling and administrative expenses........                          19.4               17.6               17.1
Restructuring and impairment of assets.....                            .2                 .1                 .4
                                                      ----------------------------------------------------------
  Operating income.........................                           7.5                9.6                6.5
Interest expense...........................                           1.2                1.0                 .5
Other expense (income).....................                            .2                   -               (.2)
                                                      ----------------------------------------------------------
Income before income taxes.................                           6.1                8.6                6.2
Income taxes...............................                           2.1                3.1                2.1
                                                      ----------------------------------------------------------
Net income.................................                           4.0%               5.5%               4.1%
----------------------------------------------------------------------------------------------------------------

Sales

     In accordance with Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company operates as a single reportable segment. While the Company does not maintain its sales records by product category, management believes the table below (unaudited) approximates total net sales (in millions) for each of the product categories:

                                          June 30,                       July 1,                      June 30,
Year ended                                    2001             %            2000             %            1999             %
-----------------------------------------------------------------------------------------------------------------------------
Shelving systems                          $   38.6         27.5%        $   49.3         32.9%        $   55.5         37.0%
Drawer slides                                 64.7         46.0%            70.0         46.7%            70.8         47.1%
Hardware/Other                                37.2         26.5%            30.5         20.4%            24.0         15.9%
-----------------------------------------------------------------------------------------------------------------------------

Total                                     $  140.5          100%        $  149.8          100%        $  150.3          100%
-----------------------------------------------------------------------------------------------------------------------------


     Net sales in fiscal 2001 were $140.5 million. This represented a 6.2% decline from the prior year. The overall weakness in the U.S. economy, especially during the second half of the fiscal year, was the primary reason for the decline. Despite the softness in the overall office furniture and storage-related markets, the Company's ergonomic product line grew substantially, more than doubling the sales volume from the prior year. The Company successfully launched several new products, including an ergonomic lighting line and several next-generation products in both drawer slides and kitchen and bath accessories. Most of these products were introduced to the market during the fourth quarter of fiscal 2001, so the impact on net sales was modest.

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

     Net sales in fiscal 1999 declined $31.4 million, or 17.3%, to $150.3 million. The most significant decline was in shelving systems and was primarily due to the sales contribution of Hirsh. In addition, the Company performed a profitability review of its current product offerings and decided to discontinue certain product lines that were either unprofitable or provided only a minimal return. Specifically, the Company opted to redeploy production assets, which were utilized to produce certain utility slides to the production of the more profitable precision drawer slides. While this decision improved the bottom line, it did result in lower net sales for fiscal 1999.

Gross Margin

     Gross margin, as a percentage of net sales, was 27.1% in fiscal 2001, compared to 27.3% in fiscal 2000 and 24.0% in fiscal 1999. Despite the decrease in sales volume in fiscal 2001, the gross profit margin only declined 20 basis points. The increase in gross margins in fiscals 2001 and 2000 compared to fiscal 1999 was attributable to cost improvement savings realized from the ongoing lean manufacturing initiatives in all of the Company's locations and from the higher mix of ergonomic products in the sales mix.

Selling and Administrative

     Selling and administrative expenses, as a percent of net sales, were 19.4% in fiscal 2001, compared to 17.6% in fiscal 2000 and 17.1% in fiscal 1999. The increase in 2001 from the prior year reflects the fact that the ergonomic product line has a higher level of selling costs associated with it than the Company's other product lines. In addition, the Company incurred severance costs of approximately $350,000 in the third quarter of fiscal 2001 associated with the layoffs, which took place in January 2001.

     The increase in fiscal 2000 compared to fiscal 1999 represents costs incurred to launch several new products and costs, such as royalties and goodwill, associated with the Idea acquisition.

Restructuring/Impairment

     In the third quarter of fiscal 2001, the Company recorded a pre-tax impairment loss on the assets held for sale of $.3 million in accordance with Financial Accounting Standard No. 121. The loss reflected new information, which lowered the Company's estimate of the fair market value of the properties listed for sale. In fiscal 2000, the Company had recorded a loss of $.1 million, which was its best estimate at that time of the loss to be incurred on the sale of the Company's former powder coat facility

     In the second quarter of fiscal 1999, as a result of the decision to redeploy certain utility slide production assets, the Company recorded an impairment loss of $.6 million pre-tax to write down the related tooling assets to their estimated fair value. In addition, excess inventory of $.4 million pre-tax related to the discontinued product lines was charged directly to cost of sales.

Other Expenses/(Income) and Income Taxes

     Interest expense was $1.6 million in fiscal 2001, compared to $1.4 million and $.8 million, respectively, in fiscal years 2000 and 1999. The increase in interest expense during fiscal 2001 and fiscal 2000 reflects the higher level of borrowings needed to support the Idea acquisition, capital expenditures and share repurchases.

     Other miscellaneous expense was $.3 million in fiscal 2001, compared to $2,345 in fiscal 2000 and other income of $.4 million in fiscal 1999. The increase in fiscal 2001 compared to fiscal 2000 reflects losses incurred on the disposal of fixed assets. Fiscal 1999 included interest received on Michigan Single Business Tax refunds and two patent infringement settlements, partially offset by losses incurred on the disposal of fixed assets.

     The effective tax rate was 34.6% in fiscal 2001, compared to 35.4% in fiscal 2000 and 33.9% in fiscal 1999. See Note 10 to the Consolidated Financial Statements for a reconciliation of the effective tax rate.

Net Income

     Net income was $5.6 million, or $1.22 per diluted share, in fiscal 2001 compared to $8.4 million, or $1.80 per diluted share, in fiscal 2000 and $6.2 million, or $1.13 per diluted share in fiscal 1999. The decline in fiscal 2001 was primarily due to the decrease in overall sales volume. The fiscal 2000 increase over fiscal 1999 reflected the gross profit improvement achieved during fiscal 2000.

Liquidity And Capital Resources

     Cash flows from operating activities generated $8.8 million in fiscal 2001, compared to $17.3 million in fiscal 2000 and $13.5 million in fiscal 1999. The decline in fiscal 2001 resulted in part from a decrease in net income, lower accounts payable levels due to a decrease in overall purchases and a decrease in payroll-related accruals, which were variable with the Company's performance. The improvement in fiscal 2000 compared to fiscal 1999 reflected the higher net income earned during the year and improved working capital performance.

     Cash flows used in investing activities were $9.8 million in fiscal 2001. During fiscal 2001, the Company incurred $9.3 million of capital expenditures, compared to $9.1 million and $4.8 million, respectively, in fiscal 2000 and 1999. The expenditures in fiscal 2001 and fiscal 2000 were primarily for improvements in the Company's manufacturing processes and tooling for new products. Management believes that capital expenditures will approximate the level of depreciation in fiscal 2002, as investments will be focused on bringing new products and product enhancements to the Company's customers. The cost to complete the items classified as construction in progress at June 30, 2001 was estimated to be approximately $2.1 million. Investing activities in fiscals 2001 and 2000 also included the net cash paid for the acquisition of Idea Industries, Inc (Idea).

     On October 1, 1999, the Company acquired substantially all of the assets of Idea. Idea designed, manufactured and marketed ergonomic products, including adjustable keyboard mechanisms, keyboard and computer mouse platforms, wrist rests and CPU holders. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on their estimated fair values at the date of the acquisition. The cost of the acquisition in excess of net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

     The terms of the Idea acquisition agreement provided for additional consideration to be paid if Idea' s sales exceeded certain targeted levels. The maximum amount of contingent consideration was $550,000 payable through 2001. In calendar year 1999, the additional consideration payment was $44,255, and in calendar year 2000, the remaining contingent consideration was earned and paid. All additional consideration paid was recorded as goodwill.

     The results of the Idea acquisition were not material to the Company's consolidated operating results, therefore pro forma financial statements have not been prepared.

     Following the financial strategy announced in fiscal 1998, the Company completed a Dutch Auction early in the second quarter of fiscal 1999. This resulted in the repurchase of 1,353,862 shares of the Company's stock at a price of $19.09 per share. In addition, the Board also approved the purchase in the open market or in privately negotiated transactions, following the completion of the Dutch Auction, of shares of common stock in an amount which, when added to the number of shares of common stock purchased in the Dutch Auction, would equal 1,485,000. At each of the January 22, 1999 and the August 20, 1999, meetings of the Board of Directors, the Board approved an additional 440,000 shares for the stock repurchase program. Utilizing these Board authorizations, the Company has purchased an additional 635,150 shares through the end of the fiscal 2001 with the price per share ranging from approximately $12 to $17. In total, the Company spent approximately $35.7 million on share repurchases. At June 30, 2001, the Company has remaining authorization to repurchase an additional 375,988 shares.

     On April 14, 2000, the Board of Directors declared a 10% stock dividend of the Company's common stock and Class B common stock. On May 19, 2000, shareholders received one additional share of stock for each 10 shares held. All per share data and weighted average shares outstanding have been restated to reflect the 10% stock dividend.

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

     On October 29, 1999, the revolving credit facility was amended to modify certain covenants. At June 30, 2001, the Company was in compliance with all of the covenants.

     The Company's outstanding debt at June 30, 2001, was $23.8 million, compared to $20.1 million in fiscal 2000. The debt to total capital ratio increased to 39.0% at June 30, 2001, from 36.6% at July 1, 2000. The Company continues to manage its debt levels in an effort to reach its targeted capital structure. The Company believes that cash flows from operations and funds available under the credit facility will be sufficient to fund working capital requirements and capital expenditures in fiscal 2002.

Legal Contingencies

     In September 1998 when the Company sold The Hirsh Company, the purchaser assumed the lease for the facility located in Skokie, Illinois. The Company guaranteed all of the lease obligations to the landlord through the expiration of the lease in August 2000. During fiscal 2000, the purchaser defaulted on the lease agreement and the landlord filed suit against the purchaser and the Company as the guarantor. The claim is for unpaid rent, unpaid property taxes, building repairs and legal costs.

     A former employee, in connection with benefits paid under an executive retirement plan, has also sued the Company. The initial ruling was in favor of the former employee; however, the Company has filed an appeal in the case.

     The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of its business.

     In the opinion of management, based on the information presently known, the ultimate liability for these matters, taking into account established accruals of approximately $947,000 will not have a materially adverse effect on the Company's financial position or the results of its operations.

Inflation

     Inflation has not had a significant effect on the Company over the past three years, nor is it expected to have a significant effect in the foreseeable future. The Company continuously attempts to minimize the effect of inflation through cost reductions and improved productivity.

Forward-Looking Statements

     This report contains certain forward-looking statements, which involve risks and uncertainties. When used in this report, the words " believe," "anticipate," "think," "intend," "goal," "forecast," "expect" and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning new product introductions, future revenue growth and gross margin improvement. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date of this report.

                ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     The Company is exposed to market risks, which include changes in foreign currency exchange rates as measured against the U.S. dollar and changes in U.S. interest rates. The Company holds a derivative instrument in the form of an interest rate swap, which is viewed as a risk management tool and is not used for trading or speculative purposes. The intent of the interest rate swap is to effectively fix the interest rate on part of the borrowings on the Company's variable rate revolving credit agreement.

     A discussion of the Company's accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. Additional information relating to financial instruments and debt is included in Note 6 - Long-Term Debt and Note 8
- Derivative Financial Instruments. Quantitative disclosures relating to financial instruments and debt are included in the tables below.

     The following table provides information on the Company's fixed maturity investments as of June 30, 2001, that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Liability                                           Amount                     Maturity Date
-----------------------------------------------------------------------------------------------------
Variable rate revolving credit
 agreement                                          $45 million                November 1, 2004
 First $20,000,000 at an interest rate of 4.00%
    plus weighted average credit spread of .625%
 Amounts in excess of $20,000,000 had an interest rate
    ranging from 4.455% to 7.68% in 2001

Interest Rate Swaps
Notional amount                                     $17 million                August 31, 1999
 Increased to                                       $20 million                June 1, 2006
 Pay fixed/Receive variable - 4.00%
    Pay fixed interest rate - 6.25%

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

               ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Immediately following are the consolidated balance sheets of the Company and its subsidiaries as of June 30, 2001 and July 1, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001, the notes thereto, summary of accounting policies, and the independent auditors' report.

               Knape & Vogt Manufacturing Company and Subsidiaries
                      Consolidated Statements of Operations

---------------------------------------------------------------------------------------------------------------------------
   Year ended                                                   June 30, 2001         July 1, 2000        June 30, 1999
   ------------------------------------------------------------------------------------------------------------------------
   Net Sales                                                    $ 140,509,875        $ 149,836,870        $ 150,259,355

   Cost of Sales                                                  102,480,837          108,875,514          114,167,251
   ------------------------------------------------------------------------------------------------------------------------

   Gross Profit                                                    38,029,038           40,961,356           36,092,104
   ------------------------------------------------------------------------------------------------------------------------

   Expenses
            Selling and shipping                                   22,199,834           20,891,588           19,953,864
            Administrative and general                              5,058,200            5,508,454            5,768,060
            Restructuring and impairment of assets                    300,000              105,000              600,000
   ------------------------------------------------------------------------------------------------------------------------

   Total Expenses                                                  27,558,034           26,505,042           26,321,924
   ------------------------------------------------------------------------------------------------------------------------

   Operating Income                                                10,471,004           14,456,314            9,770,180
   ------------------------------------------------------------------------------------------------------------------------

   Other Expenses (Income)
            Interest                                                1,611,942            1,407,239              802,202
            Other, net                                                276,997                2,345             (355,791)
   ------------------------------------------------------------------------------------------------------------------------

   Total Other Expenses                                             1,888,939            1,409,584              446,411
   ------------------------------------------------------------------------------------------------------------------------

   Income Before Income Taxes                                       8,582,065           13,046,730            9,323,769

   Income Taxes                                                     2,967,000            4,623,000            3,162,000
   ------------------------------------------------------------------------------------------------------------------------

   Net Income                                                   $   5,615,065        $   8,423,730        $   6,161,769
   ------------------------------------------------------------------------------------------------------------------------

   Basic Earnings Per Share                                     $        1.22        $        1.80        $        1.13
   ------------------------------------------------------------------------------------------------------------------------
   Basic Weighted Average Shares Outstanding                        4,616,881            4,679,918            5,432,192
   ------------------------------------------------------------------------------------------------------------------------

   Diluted Earnings  Per Share                                  $        1.22        $        1.80        $        1.13
   ------------------------------------------------------------------------------------------------------------------------
   Diluted Weighted Average Shares Outstanding                      4,618,250            4,684,125            5,445,009
   ------------------------------------------------------------------------------------------------------------------------

   Dividends Per Share
            Common stock                                        $        .660        $        .615        $        .600
            Class B common stock                                $        .600        $        .559        $        .545
   ------------------------------------------------------------------------------------------------------------------------

                  See accompanying notes to consolidated financial statements.

              Knape & Vogt Manufacturing Company and Subsidiaries
                           Consolidated Balance Sheets

--------------------------------------------------------------------------------------------------------------------




                                                                                June 30, 2001        July 1, 2000
--------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
         Cash                                                                $      2,113,940    $      2,351,622
         Accounts receivable, less allowances of $561,000 and $556,000,
          respectively                                                             17,822,214          20,631,951
         Refundable income taxes                                                      136,832             140,086
         Inventories                                                               14,290,096          15,092,393
         Prepaid expenses                                                           1,436,107           1,213,607
         Net assets held for sale                                                   1,698,521           1,779,405
--------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                               37,497,710          41,209,064
--------------------------------------------------------------------------------------------------------------------

Property and Equipment
         Land and improvements                                                      1,175,115           1,156,531
         Buildings                                                                 16,041,892          14,489,756
         Machinery and equipment                                                   60,288,479          53,349,222
         Construction in progress                                                   2,044,247           4,636,979
--------------------------------------------------------------------------------------------------------------------

                                                                                   79,549,733          73,632,488
         Less accumulated depreciation                                             38,524,582          35,270,625
--------------------------------------------------------------------------------------------------------------------

Net Property and Equipment                                                         41,025,151          38,361,863
--------------------------------------------------------------------------------------------------------------------

Goodwill, net                                                                       5,137,697           4,978,420
--------------------------------------------------------------------------------------------------------------------

Other Assets                                                                        6,142,835           3,738,305
--------------------------------------------------------------------------------------------------------------------

                                                                             $     89,803,393    $     88,287,652
--------------------------------------------------------------------------------------------------------------------

                  See accompanying notes to consolidated financial statements.

               Knape & Vogt Manufacturing Company and Subsidiaries
                           Consolidated Balance Sheets

--------------------------------------------------------------------------------------------------------------------




                                                                                June 30, 2001        July 1, 2000
--------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities
         Accounts payable                                                    $     10,366,596    $     12,833,665
         Accruals:
                  Income taxes                                                              -           1,317,297
                  Taxes other than income                                             600,814             560,809
                  Compensation                                                      2,063,900           4,689,373
                  Restructuring costs                                                 225,713             252,241
                  Miscellaneous                                                     5,775,084           5,177,286
--------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                          19,032,107          24,830,671

Supplemental Retirement Benefits                                                    4,560,288           4,488,351

Long-Term Debt                                                                     23,750,000          20,050,000

Deferred Income Taxes                                                               4,785,000           4,212,000

Other Long-Term Liabilities                                                           543,301                   -
--------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                  52,670,696          53,581,022
--------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
         Stock:
              Common, $2 par - 6,000,000 shares authorized; 2,272,921
                 and 2,222,852 issued                                               4,545,842           4,445,704
              Class B common, $2 par - 4,000,000 shares authorized;
                 2,339,920 and 2,392,853 issued                                     4,679,840           4,785,706
              Preferred - 2,000,000 shares authorized and unissued                          -                   -
        Additional paid-in capital                                                  8,502,727           8,482,908
        Unearned stock grant                                                          (94,500)            (94,500)
        Accumulated other comprehensive loss                                       (1,476,092)         (1,169,577)
        Retained earnings                                                          20,964,880          18,256,389
--------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                         37,132,697          34,706,630
--------------------------------------------------------------------------------------------------------------------

                                                                             $     89,803,393    $     88,287,652
--------------------------------------------------------------------------------------------------------------------

                  See accompanying notes to consolidated financial statements.

               Knape & Vogt Manufacturing Company and Subsidiaries
                 Consolidated Statements of Stockholders' Equity

---------------------------------------------------------------------------------------------------------------------------------




                                                                                       Accumulated
                                                        Additional    Restricted             other
                                            Common         paid-in         stock     comprehensive      Retained
                                             stock         capital        grants     income (loss)      earnings           Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                 $11,871,250   $  33,724,990   $         -   $             -  $ 16,160,434  $   61,756,674
Net income for 1999                              -               -             -                 -     6,161,769       6,161,769
Cash dividends                                   -               -             -                 -    (3,116,977)     (3,116,977)
Stock issued under stock option plan        75,986         472,431             -                 -             -         548,417
Tax benefit from exercise
      of stock options                           -          69,133             -                 -             -          69,133
Stock grants issued                         21,000         215,250      (236,250)                -             -               -
Stock grants earned                              -               -       236,250                 -             -         236,250
Repurchase and retirement of
      shares of common stock            (3,345,486)    (30,072,389)            -                 -             -     (33,417,875)
Foreign currency translation
      adjustment                                 -               -             -           (29,983)            -         (29,983)
Minimum SERP adjustment, net of tax
      benefit of $263,901                        -               -             -          (448,623)            -        (448,623)
---------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1999                   8,622,750       4,409,415             -          (478,606)   19,205,226      31,758,785
Net income for 2000                              -               -             -                 -     8,423,730       8,423,730
Cash dividends                                   -               -             -                 -    (2,741,146)     (2,741,146)
10% stock dividend                         841,308       5,783,992             -                 -    (6,631,421)         (6,121)
Stock issued under stock option plan        26,610         173,623             -                 -             -         200,233
Tax benefit from exercise
      of stock options                           -           8,671             -                 -             -           8,671
Stock grants issued                         12,000          82,500       (94,500)                -             -               -
Repurchase and retirement of
      shares of common stock              (271,258)     (1,975,293)            -                 -             -      (2,246,551)
Foreign currency translation
      adjustment                                 -               -             -            (9,019)            -          (9,019)
Minimum SERP adjustment, net of tax
      benefit of $353,000                        -               -             -          (681,952)            -        (681,952)
---------------------------------------------------------------------------------------------------------------------------------

Balance, July 1, 2000                    9,231,410       8,482,908       (94,500)       (1,169,577)   18,256,389      34,706,630
Net income for 2001                                                                                    5,615,065       5,615,065
Cash dividends                                                                                        (2,906,574)     (2,906,574)
Restricted stock issued                      3,296          21,787                                                        25,083
Stock issued under stock option plan         3,656          12,266                                                        15,922
Tax benefit from exercise
      of stock options                                       3,623                                                         3,623
Repurchase and retirement of
      shares of common stock                (2,680)        (17,857)                                                      (20,537)
Foreign currency translation
      adjustment                                                                           (47,557)                      (47,557)
Derivative adjustment, net of tax
      benefit of $190,000                                                                 (353,301)                     (353,301)
Minimum SERP adjustment, net of tax
      benefit of $53,000                                                                    94,343                        94,343
---------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2001                 $ 9,235,682   $   8,502,727   $   (94,500)  $    (1,476,092) $ 20,964,880  $   37,132,697
---------------------------------------------------------------------------------------------------------------------------------

                  See accompanying notes to consolidated financial statements.

               Knape & Vogt Manufacturing Company and Subsidiaries
                      Consolidated Statements of Cash Flows

-------------------------------------------------------------------------------------------------------------------------



                                                                            June 30,          July 1,          June 30,
Year ended                                                                      2001             2000              1999
-------------------------------------------------------------------------------------------------------------------------
Operating Activities
    Net income                                                         $   5,615,065   $    8,423,730    $    6,161,769
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation of fixed assets                                       5,758,085        5,027,282         5,123,290
        Amortization of other assets                                         582,562          835,306           791,449
        Increase (decrease) in deferred income taxes                         700,000         (308,000)         (810,856)
        Increase in supplemental retirement benefits                         224,150          299,101           605,313
        Increase in prepaid pensions                                      (2,629,211)      (1,175,341)                -
        Decrease in deferred lease costs                                           -                -           (93,248)
        Impairment loss                                                      300,000          105,000           600,000
        Loss on disposal of property and equipment                           352,978           37,855           593,431
        Stock grants earned                                                        -                -           236,250
        Changes in operating assets and liabilities (net
          of acquisition):
            Decrease (increase) in:
                Accounts receivable                                        2,773,260       (1,045,595)        6,717,542
                Refundable income taxes                                            -                -            33,961
                Inventories                                                  802,297       (1,692,041)         (341,117)
                Net assets held for sale                                           -                -           490,116
                Prepaid expenses                                            (222,605)         683,326           882,696
            Increase (decrease) in:
                Accounts payable                                          (2,182,455)       2,515,619        (8,631,246)
                Accrued restructuring costs                                  (16,761)        (123,512)         (436,172)
                Accruals                                                  (3,269,126)       3,687,216         1,548,281
-------------------------------------------------------------------------------------------------------------------------

    Net cash provided by operating activities                              8,788,239       17,269,946        13,471,459
-------------------------------------------------------------------------------------------------------------------------

Investing Activities
    Additions to property and equipment                                   (9,282,239)      (9,112,810)       (4,786,263)
    Proceeds from sales of property and equipment                              7,301            4,330            20,250
    Net cash paid for acquisition                                           (505,745)      (5,309,674)                -
    Proceeds from the sale of The Hirsh Company                                    -                -        18,157,884
    Other, net                                                               (11,228)         328,332          (312,330)
-------------------------------------------------------------------------------------------------------------------------

    Net cash provided by (used for) investing activities                  (9,791,911)     (14,089,822 )      13,079,541
-------------------------------------------------------------------------------------------------------------------------

Financing Activities
    Proceeds from issuance of common stock                                    15,922          200,233           548,417
    Repurchase and retirement of common stock                                (20,537)      (2,246,551)      (33,417,875)
    Cash dividends declared                                               (2,906,574)      (2,747,267)       (3,116,977)
    Borrowings on long-term debt                                           3,700,000        2,350,000         8,000,000
-------------------------------------------------------------------------------------------------------------------------

    Net cash provided by (used for) financing activities                     788,811       (2,443,585)      (27,986,435)
-------------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash                                      (22,821)          (5,919)             (721)
-------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                                             (237,682)         730,620        (1,436,156)

Cash , beginning of year                                                   2,351,622        1,621,002         3,057,158
-------------------------------------------------------------------------------------------------------------------------

Cash, end of year                                                      $   2,113,940   $    2,351,622    $    1,621,002
-------------------------------------------------------------------------------------------------------------------------

                  See accompanying notes to consolidated financial statements.

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements



1. Nature of        Knape & Vogt  Manufacturing  Company  and its  wholly  owned
   Operations       subsidiaries   (the   Company)   design,   manufacture   and
                    distribute functional hardware, storage-related components, and ergonomic products for original equipment manufacturers, specialty distributors, hardware chains and major home centers. Based on the nature of its products, the Company considers its business to be a single operating segment.
                    Products are sold worldwide through the Company's own sales personnel and through independent sales representatives. The
                    Company is headquartered in Grand Rapids, Michigan.

2. Summary of       Principles of Consolidation
   Significant
   Accounting       The consolidated  financial  statements include the accounts
   Policies         of Knape & Vogt  Manufacturing  Company and its wholly owned domestic and foreign subsidiaries. All material intercompany
                    balances,   transactions   and   stockholdings   have   been
                    eliminated in consolidation.

                    Effective July 1, 1999, the Company adopted a 52- or 53-week fiscal year, changing the year-end date from June 30 to the Saturday nearest the end of June. The fiscal years ended June 30, 2001 and July 1, 200 each contained 52 weeks.

                    Revenue Recognition and Concentration of Credit Risk

                    The Company recognizes revenue upon shipment of products to customers. No single customer accounts for more than 10% of consolidated sales. Freight costs are invoiced to customers and the associated expenses are netted against revenues. Freight costs approximated $5.8 million, $6.2 million and $7.0 million for fiscal 2001, 2000 and 1999, respectively. The Company performs ongoing credit evaluations and maintains reserves for potential credit losses.

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

                    Cash Equivalents

                    The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

                    Inventories

                    Inventories are stated at the lower of FIFO (first-in, first-out) cost or market.

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

                    Property, Equipment and Depreciation

                    Property and equipment are stated at cost and depreciated, for financial reporting purposes, using the straight-line method over the estimated useful lives of the assets. For income tax purposes, accelerated depreciation methods and shorter useful lives are used. Management estimates that the cost to complete the items classified in construction in progress at June 30, 2001 was approximately $2.1 million.

                    Accounting for the Impairment of Long-Lived Assets

                    In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                    Goodwill

                    Goodwill represents the amount by which the cost of businesses purchased exceeds the fair value of the net assets acquired. Goodwill is amortized over periods of 15 to 40 years using the straight-line method. Accumulated amortization of goodwill was $734,563 and $388,095 at June 30, 2001 and July 1, 2000, respectively. The Company periodically reviews goodwill for impairment based upon undiscounted operating income over the remaining life of the goodwill. While the estimates are based on management's historical experience and assumptions regarding future operations, the amounts the Company will ultimately realize could differ from those used in the fiscal 2001 SFAS No. 121 analysis.

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

                    Advertising

                    Costs incurred for advertising, including costs incurred under cooperative advertising programs with customers, are expensed as incurred. Advertising expense was $684,000 in 2001, $1,038,000 in 2000, and $799,000 in 1999.

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements


                    Earnings Per Share

                    Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding in each year. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding, plus all shares that would have been outstanding if every potentially dilutive common share had been issued. The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three years:

                                                                 2001            2000           1999
                   ----------------------------------------------------------------------------------
                    Numerators:
                     Numerator for both basic and
                     diluted EPS, net income               $5,615,065      $8,423,730     $6,161,769
                   ----------------------------------------------------------------------------------
                    Denominators:
                     Denominator for basic EPS,
                     weighted-average common
                     shares outstanding                     4,616,881       4,679,918      5,432,192
                     Potentially dilutive shares
                     resulting from stock option
                     plans                                      1,369           4,207         12,817
                   ----------------------------------------------------------------------------------
                     Denominator for diluted EPS            4,618,250       4,684,125      5,445,009
                   ----------------------------------------------------------------------------------

                    The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

                                                                  2001            2000           1999
                   ----------------------------------------------------------------------------------
                    Exercise Price
                    $13.64                                      20,410               -              -
                    $14.09                                      20,350               -              -
                    $16.74                                      10,594          11,192         15,125
                    $18.18                                       9,625          10,725         14,850

                    Derivative Financial Instruments

                    The Company uses an interest rate swap agreement to modify a portion of the variable rate revolving line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement is designated as a hedge, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Amounts currently due to or from interest rate swap counter parties are recorded in interest expense in the period in which they accrue.

                    New Accounting Standards

                    During fiscal 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138. These statements establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as an asset or liability measured at its current fair value and that changes in a derivative's fair value be recognized currently in the determination of net income unless specific hedge accounting criteria are met. Adoption of these statements is described in detail in Note 8.

              Knape & Vogt Manufacturing Company an d Subsidiaries
                   Notes to Consolidated Financial Statements

                    In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

                    SFAS 142  requires,  among other things,  that  companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

                    The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $5,137,697. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operation.

                    Reclassifications

                    Certain prior year information has been reclassified to conform to the current year presentation.

3. Restructuring In May 1998, the Company reorganized its Canadian operation, and Impairment including the sale of the Company's manufacturing facility
   of Assets        and equipment in the Toronto area. The Company  continues to sell and distribute its products in Canada and maintain a sales office in the Toronto area.

                    In 1998, the Company sold The Hirsh Company, a wholly owned subsidiary, which manufactured free-standing shelving, wood storage products and workshop accessories.

                    In connection with its restructuring activities, the Company recorded reserves for various costs to be incurred. Amounts paid or charged against these reserves were as follows:

                                        June 30,    Costs Paid   June 30,  Costs Paid    July 1,  Costs Paid  June 30,
                                            1998    or Charged       1999  or Charged       2000  or Charged      2001
                   --------------------------------------------------------------------------------------------------
                    Facilities and
                    equipment           $ 13,221    $ (13,221)   $      -  $        -   $      -   $       -  $      -
                    Severance            419,429     (358,095)     61,334    (61,334)          -                     -
                    Settlement cost      378,263      (80,101)    298,162    (45,921)    252,241    (26,528)   225,713
                    Other exit costs      18,019             -     18,019    (18,019)          -                     -
                   --------------------------------------------------------------------------------------------------
                    Total               $828,932    $(451,417)   $377,515  $(125,274)   $252,241   $(26,528)  $225,713
                   --------------------------------------------------------------------------------------------------

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

                    During the second quarter of fiscal 1999, the Company decided to redeploy certain drawer slide production assets to product lines considered to have higher growth potential. This resulted in the write-down of the tooling ($.6 million pre-tax) and excess inventory ($.4 million pre-tax, charged directly to cost of sales) related to the discontinued product lines.

                    During fiscal 2000, the Company offered its former powder coat facility for sale. As a result of this decision, the related assets were transferred to the category "Net Assets Held for Sale" and a loss of $.1 million was recorded based upon a buy/sell agreement. The purchaser was unable to close the transaction and the building remains listed with a real estate broker. In addition, the Company has listed a former facility in Muncie, Indiana for sale. Based upon new information, the Company recorded an additional impairment loss of $.3 million pre-tax during the third quarter of fiscal 2001.

4. Acquisition      On October 1, 1999, the Company acquired  substantially  all of the assets of Idea. Idea designed, manufactured and marketed ergonomic products, including adjustable keyboard mechanisms, keyboard and computer mouse platforms, wrist rests and CPU holders. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on their estimated fair values at the date of the acquisition. The cost of the acquisition in excess of net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

                    The terms of the Idea acquisition agreement provided for additional consideration to be paid if Idea's sales exceeded certain targeted levels. The maximum amount of contingent consideration was $550,000 payable through 2001. In calendar year 1999, the additional consideration payment was $44,255 and in calendar year 2000, the remaining contingent consideration was earned and paid. All additional consideration paid was recorded as goodwill.

                    The results of the acquisition were not material to the Company's consolidated operating results, therefore pro forma financial statements have not been prepared.

5. Inventories      Inventories are summarized as follows:

                                                                  June 30, 2001      July 1, 2000
                    --------------------------------------------------------------------------------
                    Finished products                           $     9,916,080    $    8,778,556
                    Work in process                                   1,608,544         2,339,958
                    Raw materials and supplies                        2,765,472         3,973,879
                    --------------------------------------------------------------------------------

                                                                $    14,290,096    $   15,092,393
                    --------------------------------------------------------------------------------

6. Long-Term        On June 1,  1999,  the  Company  replaced  its prior  credit
   Debt             facility with a new revolving credit agreement that provides for up to  $45,000,000  in  borrowings  through  November 1,
                    2004.  At June 30,  2001,  there was a  $23,750,000  balance outstanding  under this agreement.  The interest rate on the first  $20,000,000  of the  outstanding  balance was 4.615%, which was the  90-day  LIBOR  rate plus an  additional  62.5 basis points credit spread. The interest rate on the remaining $3,750,000 was based on the federal funds rate and averaged 4.7% for the month of June 2001. The interest rate is adjusted to market rates at the end of each interest period and is based on the LIBOR rate or, at the Company's option, several other common indices. The agreement requires the Company to pay a non-use fee on amounts not outstanding under the credit facility. At June 30, 2001, the non-use fee was .150%. Both the interest rate and the non-use fees on this agreement fluctuate according to the ratio of the Company's funded debt to EBITDA (earnings before interest, income taxes, depreciation and amortization). Compensating balances are not required by this agreement. The Company is required

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

                    under  this   agreement  as  amended  to  maintain   certain
                    financial ratios and, at June 30, 2001 was in compliance with these covenants.

                    The Company entered into a seven-year interest rate swap agreement with a fixed amount of $17,000,000 through August 31, 1999, and increasing to $20,000,000 thereafter, which converts a corresponding amount of the revolving credit agreement into a fixed-rate obligation with an effective interest rate of 6.25% plus the Company's credit spread on the revolving credit agreement. The swap agreement will terminate on June 1, 2006.

7. Lease            The Company leases certain real property and equipment under
   Commitments      operating  lease  agreements,  which expire at various dates through fiscal 2006.

                    Annual minimum rental payments required under all noncancelable-operating leases are as follows:
                    2002-$421,000;  2003-$424,000;  2004-$247,000; 2005-$60,000;
                    2006-$15,000. Rent expense under all operating leases was approximately $749,000, $629,000, and $553,000 in fiscal
                    2001, 2000 and 1999, respectively.

8. Derivative       The Company has entered into an interest rate swap agreement
   Financial        designated as a partial hedge of the Company's variable rate
   Instruments      revolving credit  agreement.  The purpose of this swap is to fix the interest rate on the variable rate debt and reduce the exposure to interest rate fluctuations. At June 30, 2001, the Company had an interest rate swap with a notional amount of $20,000,000. Under this agreement, the Company will pay the counterparty interest at a fixed rate of 6.25%, and the counterparty will pay the Company interest at a variable rate equal to LIBOR. The LIBOR rate on this agreement was 4.0% at June 30, 2001. The notional amount does not represent an amount exchanged by the parties, and thus is not a measure of exposure of the Company. The variable rate is subject to change over time as LIBOR fluctuates.

                    Neither the Company nor the counterparty, which is a major U.S. bank, is required to collateralize its obligation under the swap. The Company is exposed to loss if the counterparty should default. At June 30, 2001, the Company had no exposure to credit loss on the interest rate swap. The Company does not believe that any reasonably likely change in interest rates would have a materially adverse effect on the financial position, the results of operations or cash flows of the Company.

                    The Company has recognized an after-tax loss of $353,301 in other comprehensive income. The loss is made up of the following components:


                                                                     Pre-tax                  After-tax
                     Cumulative effect of a change in
                      accounting principle, as of July 1, 2000         $  797,871               $  518,616
                     Change in fair value of interest rate swap       (1,311,839)                (852,851)
                     Settlement to interest expense                      (29,333)                 (19,066)

                     Other Comprehensive loss                          $(543,301)               $(353,301)


                    The Company has several noncontributory defined benefit pension plans and defined contribution plans covering substantially all of its employees. The defined benefit plans provide benefits based on the participants' years of service. The Company's funding policy for defined benefit plans is to make annual contributions, which equal or exceed regulatory requirements. The Company's Board of Directors annually approves contributions to the defined contribution plans. The assets of the defined benefit plans consist primarily of equity securities, debt securities and cash equivalents. The pension and profit-sharing plans at June 30, 2001 and July 1, 2000 held a combined total of 284,637 shares of the Company's Class B common stock.

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

                    The   defined   postretirement   health-care   plan   covers
                    substantially all employees. The plan is unfunded and contributory.

                                                                              Postretirement
                                                         Pension Benefits     Health-Care Benefits
                   ------------------------------------------------------------------------------------
                                                        2001         2000          2001         2000
                   ------------------------------------------------------------------------------------
                   Change in benefit obligations
                   Benefit obligations at
                      beginning of year          $13,569,998  $13,149,390    $2,893,226   $2,106,167
                   Service cost                      318,999      298,385       184,055      127,919
                   Interest cost                   1,005,090      908,750       211,427      189,623
                   Actuarial losses                  471,253      502,596       192,192      598,931
                   Benefits paid                    (777,180)  (1,290,191)     (281,954)    (129,414)
                   Other                             (29,068)       1,068             -            -
                   ------------------------------------------------------------------------------------
                   Benefit obligation at end of
                   year                          $14,559,092  $13,569,998    $3,198,946   $2,893,226
                   ------------------------------------------------------------------------------------
                   Change in plan assets
                   Fair value of plan assets
                   at beginning of year          $14,199,763  $13,833,561    $        -   $        -
                   Actual return on plan assets   (1,341,126)     253,090             -            -
                   Employer contributions          2,867,811    1,340,651       281,954      129,414
                   Benefits paid                    (777,180)  (1,290,191)     (281,954)    (129,414)
                   Other                            (246,534)      62,652             -            -
                   ------------------------------------------------------------------------------------
                   Fair value of plan assets at
                   end of year                   $14,702,734  $14,199,763   $         -  $         -
                   ------------------------------------------------------------------------------------
                   Funded status                 $   143,642  $   415,310   $(3,198,946) $(2,893,226)
                   Unrecognized transition amount   (144,977)    (184,900)      528,413      576,450
                   Unrecognized net actuarial
                     loss                          4,946,945    2,017,212     1,279,527    1,146,629
                   Unrecognized prior service
                     cost                            954,049    1,019,232             -            -
                   ------------------------------------------------------------------------------------
                   Prepaid (accrued) benefit cost $5,899,659  $ 3,266,854   $(1,391,006) $(1,170,147)
                   ------------------------------------------------------------------------------------
                   Weighted -average assumptions
                   Discount rate                        7.5%         7.5%          7.5%         7.5%
                   Expected return on plan assets       8.5%         8.5%           N/A          N/A
                   ------------------------------------------------------------------------------------

                    The net periodic benefit cost related to the defined benefit pension plans is made up of the following components:


                                                                                   Post retirement
                                                           Pension Benefits        Health-Care Benefits
                    -----------------------------------------------------------------------------------------------
                                                    2001       2000        1999      2001        2000       1999
                    -----------------------------------------------------------------------------------------------
                    Service cost                $318,999   $298,385    $307,112  $184,055    $127,919   $ 97,320
                    Interest cost              1,005,090    908,750     915,727   211,427     189,623    146,127
                    Expected return on
                    plan assets               (1,193,512)(1,080,874)   (841,093)        -           -          -
                    Net amortization             104,630    189,155     276,217   107,331     102,610     68,497
                    -----------------------------------------------------------------------------------------------

                    Net periodic pension
                    cost                        $235,207   $315,416    $657,963  $502,813     $420,152   $311,944
                    -----------------------------------------------------------------------------------------------

                    The health care cost trend rate used to determine the postretirement health-care benefit obligation was 5.78% for 2001. This rate decreases gradually to 5.25% in 2002, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health-care cost trend rates would have the following effect:

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

                    One-Percentage Point                               Increase          Decrease
                    --------------------------------------------------------------------------------
                    Effect on total of service and interest
                        cost components                         $        64,248    $      (52,813)
                    Effect on postretirement health-care
                        benefit obligation                              422,612          (355,583)

                    The Company also has a non-qualified supplemental retirement program for designated officers of the Company, which includes death and disability benefits. The plan is funded from the general assets of the Company. The pension benefit obligation and pension expense under this plan are as follows:

                                                                2001           2000          1999
                    ------------------------------------------------------------------------------
                    Pension benefit obligation            $3,167,304     $3,318,204    $2,275,996
                    Pension expense                          328,027        343,131       435,226

                    Expense for the discretionary profit-sharing plan amounted to $768,590, $673,344 and $744,511 in fiscal 2001, 2000 and
                    1999, respectively.

                    The Company also provides a 401(k) plan for all of its employees. Employees may contribute up to 15 percent of their pay. For all hourly employees, the Company will match 50 percent of the first 4 percent that an employee contributes. The amount expensed for the Company match provision of the plan was $274,798, $143,791 and $195,483 in fiscal 2001, 2000 and 1999, respectively.


10. Income Taxes    The components of income before income taxes consists of:

                                                       June 30,           July 1,        June 30,
                    Year ended                             2001              2000            1999
                    --------------------------------------------------------------------------------
                    United States                  $  7,950,175     $  12,056,990    $  9,098,594
                    Foreign                             631,890           989,740         225,175
                    --------------------------------------------------------------------------------

                    Income before income taxes     $  8,582,065     $  13,046,730    $  9,323,769
                    --------------------------------------------------------------------------------

                    Income tax expense consists of:

                                                      June 30,          July 1,          June 30,
                    Year ended                            2001             2000              1999
                    --------------------------------------------------------------------------------
                    Current:
                             United States       $   2,208,000    $   4,600,000    $    3,950,000
                             State and local            59,000          331,000           326,000
                    --------------------------------------------------------------------------------

                    Total current                    2,267,000        4,931,000         4,276,000
                    --------------------------------------------------------------------------------
                    Deferred:
                             United States             403,000         (723,000)       (1,133,000)
                             Foreign                   278,000          427,000            97,000
                             State and local            19,000          (12,000)          (78,000)
                    --------------------------------------------------------------------------------

                    Total deferred                     700,000         (308,000)       (1,114,000)
                    --------------------------------------------------------------------------------

                    Income tax expense           $   2,967,000    $   4,623,000    $    3,162,000
                    --------------------------------------------------------------------------------

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

                    The difference between the federal statutory tax rate and the effective tax rate on continuing operations was as follows:

                                                        June 30,         July 1,       June 30,
                    Year ended                              2001            2000           1999
                    ----------------------------------------------------------------------------
                    Federal income taxes at the
                       statutory rate              $   2,918,000   $   4,436,000   $   3,170,000
                    Foreign earnings taxed at
                       different rate                     57,000          99,000          20,000
                    State and local income taxes          25,000         104,000         102,000
                    Tax credits and other                (33,000)        (16,000)       (130,000)
                    -------------------------------------------------------------------------------

                    Income tax expense             $   2,967,000   $   4,623,000   $   3,162,000
                    -------------------------------------------------------------------------------

                    The sources of the net deferred income tax liability were as follows:

                                                                  June 30, 2001      July 1, 2000
                    --------------------------------------------------------------------------------
                    Property and equipment                      $     6,971,000    $    7,108,000
                    Pension accrual                                   1,990,000         1,111,000
                    Net operating loss carryforward                     (72,000)         (369,000)
                    Supplemental retirement plan                       (999,000)       (1,044,000)
                    Benefit related accruals                           (989,000)         (996,000)
                    Stock basis of Canadian subsidiary               (1,436,000)       (1,436,000)
                    Other                                              (680,000)         (162,000)

                    --------------------------------------------------------------------------------

                                                                $     4,785,000    $    4,212,000
                    --------------------------------------------------------------------------------

                    For Canadian tax purposes, the Company has net operating losses expiring through 2005 totaling approximately $1,400,000. The tax benefit reflected above for these loss carryforwards is net of a valuation allowance of $665,000.

11. Stock Option    The 1987 Stock  Option  Plan  granted key  employees  of the
    Plans           Company options to purchase shares of common stock.  Options were granted at or above the market price of the Company's common stock on the date of the grant were exercisable from that date and terminated ten years from the grant date. The plan, as amended in October 1991 and in October 1994, authorized a total of 300,000 shares to be available for issuance under the plan. Grants can no longer be made under the 1987 Stock Option Plan.

                    Shareholders at the 1997 annual meeting approved the Company's 1997 Stock Incentive Plan. Under this plan, up to 660,000 shares of the Company's common stock are available for issuance. Issuance can be in the form of stock options or restricted stock; however, no more than 55,000 shares can be issued as restricted stock. Stock options can be granted as incentive stock options or nonqualified stock options. The number of shares of common stock subject to an option granted to a participant under this plan will be determined based on the amount of the participant's election under the EVA bonus plan. Each participant may elect to receive options by electing to forego a portion of the cash bonus that may be earned by them, with the option price determined in accordance with the plan. The exercise price per share of common stock purchasable

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

                    under an option shall be a single fixed exercise price equal to 100% of the fair market value of the common stock at the award date increased by a fixed percentage increase (based on U.S. Treasury Securities plus 2% less a projected dividend yield) compounded annually over the term of the option. In general, the options vest three years after the date the option was granted and expire five years after the grant date. During fiscal 2001 and 2000, 281,145 and 198,206 options were granted to participants at an exercise price of $18.48 per share and $19.04 per share, respectively. Included in the 198,206 options issued in 2000 are 27,500 options granted to William Dutmers, Chairman, President and CEO, which are not part of the 1997 Stock Incentive Plan (as explained below).

                    Transactions under the plans are as follows:


                                                                  Weighted                  Weighted                    Weighted
                                                                   average                   average                     average
                                                   June 30,       exercise     July 1,      exercise      June 30,      exercise
                  Year ended                           2001          price        2000         price          1999         price
                  ---------------------------------------------------------------------------------------------------------------
                  Options outstanding,
                      beginning of year             305,151         $18.64     176,931        $18.41       147,455        $13.91
                  Granted                           281,145          18.48     198,206         19.04       195,635         26.54
                  Exercised                         (1,828)          14.45    (14,637)         13.78      (38,416)         17.75
                  Forfeited                        (21,254)          18.92    (55,349)         20.32     (127,733)         26.54
                  ---------------------------------------------------------------------------------------------------------------

                  Options outstanding at end
                      of year                       563,214         $18.73     305,151        $18.64       176,931        $17.92
                  ---------------------------------------------------------------------------------------------------------------

                  Options exercisable at end
                      of year                        65,974         $14.83      72,574        $14.73        96,219        $14.77
                  Options available for
                      grant, end of year            169,570                    214,639                     136,373
                  ---------------------------------------------------------------------------------------------------------------

                  Weighted average fair
                     value of options
                     granted during the year          $1.96                      $2.84                       $1.99
                  ---------------------------------------------------------------------------------------------------------------


                    A summary of stock options outstanding at June 30, 2001 follows:

                                                          Outstanding                               Exercisable
                                                                                         Weighted
                                                                                          Average
                                                                            Weighted     Remaining
                                                                             Average    Contractual                 Weighted
                                                                            Exercise       Life                      Average
                                        Price Ranges            Shares        Price       (Years)      Shares    Exercise Price
                                   ---------------------------------------------------------------------------------------------
                                   $12.50 - $14.50                73,255       $13.99          3.1       45,755          $13.72
                                   $16.50 - $18.50               427,527       $18.41          3.8       20,219          $17.42
                                   $26.50 - $28.50                62,432       $26.54            2            -               -
                                                          ---------------                         --------------
                                                                 563,214       $18.73          3.5       65,974          $14.83
                                                          ---------------                         --------------

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

                    The Company accounts for its stock option plans in accordance with APB Opinion 25, Accounting for Stock Issued to Employees. Since the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of the grant, no compensation cost is recognized under APB Opinion 25. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to provide pro forma information regarding net income and earnings per share as if compensation costs for the Company's stock option plan had been determined using a fair value based estimate. The Company uses the Black-Scholes option-pricing model to determine the fair value of each option at the grant date with the following weighted average assumptions:

                                                                                2001         2000       1999
                    ------------------------------------------------------------------------------------------
                    Dividends per share                                    $    0.66    $   0.615     $0.600
                    Expected volatility                                        .2707       0.3241     0.3251
                    Risk-free interest rate                                    6.25%        5.81%      5.45%
                    Expected lives                                               4.0          4.1        5.4
                    ------------------------------------------------------------------------------------------

                    Under the accounting provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                      2001          2000         1999
                    -----------------------------------------------------------------------------------------
                    Net income:
                        As reported                           $  5,615,065  $  8,423,730  $ 6,161,769
                        Pro forma                                5,064,021     7,670,547    5,772,277
                    Earnings per share:
                        As reported                           $       1.22  $       1.80  $      1.13
                        Pro forma                                     1.10          1.64         1.06
                    -----------------------------------------------------------------------------------------

                    Of the 660,000 shares available for issuance under the 1997 Stock Incentive Plan, no more than 55,000 shares may be issued as restricted stock. The Executive Compensation Committee shall, subject to the approval of the Board of Directors, determine the eligible persons to whom and the price (if any) to be paid by the participant. The participant shall not be permitted to sell, transfer, pledge, or assign the shares of the restricted stock awarded under this Plan. Subject to these limits, the Committee has sole discretion to set, accelerate or waive the restrictions of the stock. Except as provided above, upon issuance of the restricted stock, the participant will have all the rights of a shareholder with respect to the shares, including the right to vote them and to receive all dividends and other related distributions. If termination of employment occurs within the restricted period, all shares of stock still subject to restriction will vest or be forfeited in accordance with the terms and conditions established by the Committee.

                    On July 1, 1998, Mr. Dutmers was granted 11,550 shares of common stock. The stock was subject to restrictions on transfer for one year. The stock was the principal compensation for one year's service by Mr. Dutmers to the Company as Chairman of the Board of Directors. In addition, under the EVA bonus plan, Mr. Dutmers was eligible to receive a target bonus of 65% times the value of the above-awarded shares, which were determined by using the average stock price in the 30-day period preceding the date of grant. Mr. Dutmers elected to receive up to 50% of his fiscal 1999 target bonus in stock options. The deferred compensation expense related to the restricted stock grants was amortized to expense on a straight-line basis over the one-year period.

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements


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

12. Stockholders'   The Company has three classes of stock:  common stock, Class
    Equity          B common stock and unissued  preferred stock.  Each share of common stock entitles the holder thereof to one vote on all matters submitted to the shareholders. Each share of Class B common stock entitles the holder to 10 votes on all such matters, except that the holders of common stock are entitled to elect, voting separately as a class, at least one quarter of the Company's directors to be elected at each meeting held for the election of directors. In all other instances, holders of common stock and Class B common stock vote together, except for matters affecting the powers, preferences or rights of the respective classes or as otherwise required under the Michigan Business Corporation
                    Act. With respect to dividend rights, each share of common stock is entitled to cash dividends at least 10% higher than those payable on each share of Class B common stock. Class B common stock is subject to certain restrictions on transfer, but is convertible into common stock on a share-for-share basis at any time.


                    On April 14, 2000, the Board of Directors declared a 10% stock dividend of the Company's common stock and Class B common stock. On May 19, 2000, shareholders received one additional share of stock for each 10 sh ares held. All per share data and weighted average shares outstanding have been restated to reflect the 10% stock dividend.

                    On September 1, 1998, the Company announced its intention to purchase up to 1,320,000 shares of the Company's common stock pursuant to a Dutch Auction self-tender offer at a price range of $17.27 to $20 per share. The Board of Directors also approved the purchase in the open market or in privately negotiated transactions, following the completion of the Dutch Auction, of shares of common stock in an amount that, when added to the number of shares of common stock purchased in the Dutch Auction, would equal 1,485,000. The Dutch Auction was concluded on October 7, 1998 with the purchase of 1,353,862 shares at a price of $19.09 per share. At each of the January 22, 1999 and the August 20, 1999 meetings of the Board of Directors, the Board approved an additional 440,000 shares for the stock repurchase program. Utilizing both of the Board authorizations, the Company has purchased an additional 635,150 shares through the end of the fiscal 2001 with the price per share ranging from approximately $12 to $17. In total, the Company spent approximately $35.7 million on share repurchases. At June 30, 2001, the Company has remaining authorization to repurchase an additional 375,988 shares.

13. Business        Effective  for the year ended  June 30,  1999,  the  Company
    Segments        adopted  SFAS  No.  131,  Disclosure  about  Segments  of an
                    Enterprise and Related Information.  In accordance with SFAS
                    No. 131, the Company operates on a worldwide basis within a single reportable segment. The nature of the products, production processes, types of customers and methods of distribution are consistent across the Company and its subsidiaries and therefore have been aggregated into one reported segment. The Company's primary product categories include shelving systems, drawer slides, builder's hardware and ergonomic products.

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements

                    Geographic information related to net sales and long-lived assets are summarized between domestic and foreign locations as follows:

                    Year ended                       June 30, 2001    July 1, 2000     June 30, 1999
                   ----------------------------------------------------------------------------------
                    Net sales:
                     United States                    $123,737,818    $132,432,934      $133,805,266
                     Canada                             10,558,130      10,881,653         9,919,229
                     Other foreign                       6,213,927       6,522,283         6,534,860
                    Long-lived assets:
                     United States                      41,025,151      38,361,863        35,298,940
                     Canada                                      -               -                 -
                     Other foreign                               -               -                 -

                    The Company does not believe that it is dependent upon any single customer, since none account for more than 10% of
                    consolidated   net   sales   and   operating   income.

14. Supplemental    Total  interest  paid during the years ended June 30,  2001,
    Cash Flow       July 1, 2000 and June 30,  1999 was  $1,598,162,  $1,383,957
    Information     and $754,166, respectively.

                    Total income taxes paid during the years ended June 30, 2001, July 1, 2000 and June 30, 1999 were $3,757,130,
                    $4,345,000 and $3,912,773, respectively.


15. Quarterly       The table below sets forth summary unaudited  information on
    Results         a quarterly basis for the Company.
    (Unaudited)

                    Year ended June 30, 2001    1st Quarter   2nd Quarter    3rd Quarter   4th Quarter
                    -----------------------------------------------------------------------------------
                    Net sales                   $36,957,550   $35,702,652    $33,569,582   $34,280,091
                    Gross profit                 10,573,726     9,602,074      8,426,158     9,427,080
                    Operating income              3,807,580     2,899,316      1,316,959     2,447,149
                    Net income                    2,180,895     1,615,572        562,791     1,255,807
                    Earnings per share-basis       $   0.47      $   0.35       $   0.12      $   0.27
                    Earnings per share-diluted     $   0.47      $   0.35       $   0.12      $   0.27
                    Cash dividend-common
                    stock                          $  0.165      $  0.165       $  0.165      $  0.165
                    Cash dividend-Class B
                    common stock                   $   0.15      $   0.15       $   0.15      $   0.15
                    -----------------------------------------------------------------------------------

                    Year ended July 1, 2000     1st Quarter   2nd Quarter    3rd Quarter   4th Quarter
                    -----------------------------------------------------------------------------------
                    Net sales                   $35,687,624   $35,798,890    $38,704,961   $39,645,395
                    Gross profit                  9,393,510     9,923,657     10,509,283    11,134,906
                    Operating income              3,495,761     3,655,265      3,736,712     3,568,576
                    Net income                    2,044,812     2,130,343      2,176,589     2,071,986
                    Earnings per share-basic       $   0.43      $   0.45       $   0.47      $   0.45
                    Earnings per share-diluted     $   0.43      $   0.45       $   0.47      $   0.45
                    Cash dividend-common
                    stock                          $   0.15      $   0.15       $   0.15      $  0.165
                    Cash dividend-Class B
                    common stock                   $  0.136     $   0.136      $   0.136      $   0.15
                    -----------------------------------------------------------------------------------

               Knape & Vogt Manufacturing Company and Subsidiaries
                   Notes to Consolidated Financial Statements


16. Commitments     In September  1998 when the Company sold The Hirsh  Company,
    and             the purchaser  assumed the lease for the facility located in
    Contingencies   Skokie,  Illinois.  The Company  guaranteed all of the lease obligations to the landlord through the expiration of the lease in August 2000. During fiscal 2000, the purchaser defaulted on the lease agreement and the landlord filed suit against the purchaser and the Company as the guarantor. The claim is for unpaid rent, unpaid property taxes, building repairs and legal costs.

                    A former employee in connection with benefits paid under an executive retirement plan has also sued the Company. The initial ruling was in favor of the former employee; however, the Company has filed an appeal in the case.

                    The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of its business.

                    In the opinion of management, based on the information presently known, the ultimate liability for these matters, taking into account established accruals of approximately $947,000 will not have a materially adverse effect on the Company's financial position or the results of its operations.

Independent Auditors' Report


Board of Directors
Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Knape & Vogt Manufacturing Company and subsidiaries as of June 30, 2001 and July 1, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knape & Vogt Manufacturing Company and subsidiaries at June 30, 2001 and July 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.


/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
July 26, 2001

          ITEM 9--DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No changes in, or disagreements with, the Company's accountants occurred, requiring disclosure under Item 304 of Regulation S-K.

                                    PART III

           ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors of Registrant. Information relating to directors and director nominees of the Company, contained in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held October 12, 2001, and filed pursuant to Regulation 14A, is incorporated herein by reference.

     Executive Officers of Registrant. Information relating to the executive officers of the Company is included in Part I of this Form 10-K.

                         ITEM 11--EXECUTIVE COMPENSATION

     The information under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," and "Aggregated Stock Option Exercises in Fiscal 2001 and Year End Option Values," is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 12, 2001, filed pursuant to Regulation 14A.

     ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the captions "Voting Securities and Principal Shareholders" and "Directors and Nominees" is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 12, 2001, filed pursuant to Regulation 14A.

             ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Directors and Nominees" is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 12, 2001, filed pursuant to Regulation 14A.

                                     PART IV

    ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  (1) Financial Statements

          The following financial statements and schedules, all of which are set forth in Item 8, are filed as part of this report.

                                                                  Page Number in
                                                                     10-K Report

     Consolidated Statements of Operations                               13
     Consolidated Balance Sheets                                         14-15
     Consolidated Statements of Stockholders' Equity                     16
     Consolidated Statements of Cash Flows                               17
     Notes to Consolidated Financial Statements                          18-31
     Independent Auditors' Report                                        32


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

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 2001 .

                    Independent Auditors' Report on Schedule






Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

The audits referred to in our report dated July 26, 2001, relating to the consolidated financial statements of Knape & Vogt Manufacturing Company, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying table of contents. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
July 26, 2001

               Knape & Vogt Manufacturing Company and Subsidiaries
          Schedule II - Valuation and Qualifying Accounts and Reserves


             Column A                 Column B        Column C           Column D         Column E
------------------------------------------------------------------------------------------------------
                                      Balance        Charged to                           Balance
                                     beginning        costs and                            end of
Description                          of period       expenses(1)      Deductions(1)        period
------------------------------------------------------------------------------------------------------
Year ended June 30, 2001:
 Allowances deducted from
  assets:
    Accounts receivable for:
      Doubtful accounts               $409,000         $438,000            $400,000      $447,000
      Cash discounts                   147,000                -              33,000       114,000
------------------------------------------------------------------------------------------------------
                                      $556,000         $438,000            $433,000      $561,000




Year ended July 1, 2000:
 Allowances deducted from
  assets:
    Accounts receivable for:
      Doubtful accounts               $242,000         $187,000            $ 20,000      $409,000
      Cash discounts                   147,000                -                   -       147,000
----------------------------------------------------------------------------------------------------
                                      $389,000         $187,000            $ 20,000      $556,000




Year ended June 30, 1999:
 Allowances deducted from
  assets:
    Accounts receivable for:
      Doubtful accounts               $177,000         $336,000            $271,000      $242,000
      Cash discounts                   175,000                -              28,000       147,000
----------------------------------------------------------------------------------------------------
                                      $352,000         $336,000            $299,000      $389,000



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



                                KNAPE & VOGT MANUFACTURING COMPANY


                                By /s/ William R. Dutmers
                                   ----------------------------------------
                                   William R. Dutmers, Chairman of the Board,
                                   President and Chief Executive Officer


                                By /s/ Leslie J. Cummings
                                   -----------------------------------------
                                   Leslie J. Cummings, Vice President of Finance


Date: September 14, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 14, 2001, by the following persons on behalf of the registrant in the capacities indicated.

/s/ William R. Dutmers                      /s/ John E. Fallon
----------------------------------          ------------------------------------
William R. Dutmers, Chairman of             John E. Fallon, Director
the Board, Chief Executive Officer
and President


/s/ Thomas A. Hilborn                       /s/ Michael J. Kregor
----------------------------------          ------------------------------------
Thomas A. Hilborn, Director                 Michael J. Kregor, Director


/s/ Raymond E. Knape                        /s/ Richard S. Knape
----------------------------------          ------------------------------------
Raymond E. Knape, Director                  Richard S. Knape, Director


/s/ Robert J. Knape                         /s/ Gregory Lambert
----------------------------------          ------------------------------------
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


Knape & Vogt Canada, Inc. (organized under the laws of Ontario, Canada)

Feeny Manufacturing Company (organized under the laws of Michigan)

                                   EXHIBIT 23


     Consent of Independent Certified Public Accountants



We hereby  consent to the  incorporation  by reference of our reports dated July
26, 2001, relating to the consolidated financial statements and schedule of Knape & Vogt Manufacturing Company, appearing in that Corporation's annual report on Form 10-K for the year ended June 30, 2001, in that corporation's previously filed Form S-8 Registration Statements (file numbers 33-20227, 33-43704, 33-88206 and 33-88212).





/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
September 14, 2001