Form 10-Q
period 2001-09-29
KNAPE & VOGT MANUFACTURING CO
filed 2001-11-02
CIK 56362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 29, 2001

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

                                 YES X NO ______

        2,271,717 common shares were outstanding as of October 26, 2001. 2,330,841 Class B common shares were outstanding as of October 26, 2001.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements.

                Condensed Consolidated Balance Sheets
                --September 29, 2001 and June 30, 2001.........................2

                Condensed Consolidated Statements of Income
                --Three Months Ended September 29, 2001 and
                  September 30, 2000...........................................3

                Condensed Consolidated Statements of Cash Flows
                --Three Months Ended September 29, 2001 and
                  September 30, 2000...........................................4

                Notes to Condensed Consolidated Financial
                   Statements................................................5-7

       Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.......................8-9

       Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk................................................10

PART II. OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K..............................11

SIGNATURES      ..............................................................12

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  (Unaudited)            (Audited)
                                                                               Sept. 29, 2001        June 30, 2001
                                                                          --------------------    -----------------
Assets

Current assets
     Cash and equivalents                                                 $         2,835,766     $      2,113,940
     Accounts receivable - net                                                     16,772,554           17,822,214
     Inventories                                                                   14,491,120           14,290,096
     Prepaid expenses and other                                                     2,672,533            3,271,460
                                                                          --------------------    -----------------
Total current assets                                                               36,771,973           37,497,710
                                                                          --------------------    -----------------

Property, plant and equipment                                                      80,683,626           79,549,733
Less accumulated depreciation                                                      40,060,073           38,524,582
                                                                          --------------------    -----------------
Net property, plant and equipment                                                  40,623,553           41,025,151
                                                                          --------------------    -----------------

Goodwill                                                                            5,046,482            5,137,697
Other assets                                                                        6,082,415            6,142,835
                                                                          --------------------    -----------------

                                                                          $        88,524,423     $     89,803,393
                                                                          ====================    =================



Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                                     $        10,494,991     $     10,366,596
     Other accrued liabilities                                                      8,695,439            8,665,511
                                                                          --------------------    -----------------
Total current liabilities                                                          19,190,430           19,032,107
                                                                          --------------------    -----------------

Long-term debt                                                                     22,280,000           23,750,000
Deferred income taxes and other long-term liabilities                              10,612,489            9,888,589
                                                                          --------------------    -----------------
Total liabilities                                                                  52,082,919           52,670,696
                                                                          --------------------    -----------------

Stockholders' Equity
Common stock (Common - 2,282,017 and 2,277,921 shares issued,
       Class B common - 2,330,841 and 2,339,920 shares issued,
       Preferred - unissued)                                                        9,225,716            9,235,682
Additional paid-in capital                                                          8,457,132            8,502,727
Unearned stock grant                                                                  (94,500)             (94,500)
Accumulated other comprehensive income:
       Foreign currency translation adjustment                                       (185,380)             (86,729)
       Derivative adjustment                                                       (1,070,443)            (353,301)
       Minimum supplemental executive retirement plan
          liability adjustment                                                     (1,034,984)          (1,036,062)
Retained earnings                                                                  21,143,963           20,964,880
                                                                          --------------------    -----------------
Total stockholders' equity                                                         36,441,504           37,132,697
                                                                          --------------------    -----------------

                                                                          $        88,524,423     $     89,803,393
                                                                          ====================    =================

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three Months Ended

                                                    Sept. 29, 2001         Sept. 30, 2000
                                                   -----------------      ----------------

Net sales                                        $       33,089,191    $       37,769,452

Cost of sales                                            25,478,571            27,969,204
                                                 -------------------   -------------------

Gross profit                                              7,610,620             9,800,248

Selling and administrative expenses                       5,774,022             5,992,668
                                                 -------------------   -------------------

Operating income                                          1,836,598             3,807,580

Other expenses                                              441,970               436,685
                                                 -------------------   -------------------

Income before income taxes                                1,394,628             3,370,895

Income taxes                                                489,000             1,190,000
                                                 -------------------   -------------------

Net income                                       $          905,628    $        2,180,895
                                                 ===================   ===================

Basic earnings per share:
Net income per share                             $             0.20    $             0.47
                                                 ===================   ===================

Weighted average shares outstanding                       4,616,964             4,615,000

Diluted earnings per share:
Net income per share                             $             0.20    $             0.47
                                                 ===================   ===================

Weighted average shares outstanding                       4,616,964             4,619,016

Cash dividend - common stock                     $             .165    $             .165

Cash dividend - Class B common stock             $              .15    $              .15


See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended

                                                                    Sept. 29, 2001          Sept. 30, 2000
                                                                 ------------------      ------------------
Operating Activities:
     Net income                                                 $          905,628       $       2,180,895
     Non-cash items:
         Depreciation and amortization                                   1,891,440               1,538,556
         Deferred income taxes                                             (72,000)                (70,000)
         Other long-term liabilities                                       134,622                 100,932
         Loss on disposal of fixed assets                                   68,232                       -
         Changes in operating assets and liabilities:
                  Accounts receivable                                      996,733               1,787,816
                  Inventories                                             (201,024)             (1,580,171)
                  Other current assets                                     509,431                  63,185
                  Accounts payable and accrued expenses                    226,854             (1,721,769)
                                                                -------------------      ------------------
     Net cash provided by operating activities                           4,459,916               2,299,444
                                                                -------------------      ------------------

Investing Activities:
     Additions to property, plant and equipment                         (1,488,032)             (2,195,587)
     Proceeds from sales of property, plant and equipment                  105,705                       -
     Payments for other non-current assets                                  (8,891)                 (1,059)
                                                                -------------------      ------------------
     Net cash used for investing activities                             (1,391,218)             (2,196,646)
                                                                -------------------      ------------------

Financing Activities:
     Cash dividends paid                                                  (726,545)               (725,707)
     Proceeds from issuance of common stock                                      -                   3,903
     Repurchase and retirement of common stock                             (66,174)                (20,537)
     Borrowings on long-term debt                                        9,510,000              14,790,000
     Payments on long-term debt                                        (10,980,000)            (14,270,000)
                                                                -------------------      ------------------
     Net cash used for financing activities                             (2,262,719)               (222,341)
                                                                -------------------      ------------------

Effect of Exchange Rate Changes on Cash                                    (84,153)                (18,894)
                                                                -------------------      ------------------

Net Increase (Decrease) in Cash and Equivalents                            721,826                (138,437)

Cash and equivalents, beginning of year                                  2,113,940               2,351,622
                                                                -------------------      ------------------

Cash and equivalents, end of period                             $        2,835,766       $       2,213,185
                                                                ===================      ==================

Cash Paid During the Period - interest                          $          407,403       $         372,418
                            - income taxes                      $           20,000       $         285,000

See accompanying notes.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations and consist of only normal recurring adjustments. Interim results are not necessarily indicative of the results for the year-end and are subject to year-end adjustments, and audit by independent public accountants. The balance sheet at June 30, 2001, has been taken from the audited financial statements at that date. The condensed consolidated financial statements and notes should be read in conjunction with the Company's 2001 annual report.

The Company utilizes a 52- or 53-week fiscal year, which ends on the Saturday nearest the end of June. The fiscal years ending June 30, 2001 and June 29, 2002 each contain 52 weeks.

The Company uses an interest rate swap agreement to modify a portion of the variable rate revolving line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement is designated as a hedge, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Amounts currently due to or from interest-rate-swap-counter parties are recorded in interest expense in the period in which they accrue. The derivative was recognized as a liability on the balance sheet at its fair value of $1,647,443 at September 29, 2001 and $543,301 at June 30, 2001 and as an asset on the balance sheet of $375,019 at September 30, 2000.

In accordance with the Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs," certain shipping costs have been reclassified from sales to cost of goods sold. Certain handling costs as defined by the EITF are classified as operating expenses and amounted to $1,219,243 and $1,229,489 for the quarters ended September 29, 2001 and September 30, 2000, respectively.

In addition, EITF No. 00-22, "Accounting for Certain `Points' and Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future," resulted in certain rebate offers that are delivered subsequent to a single exchange transaction being recognized when incurred and reported as a reduction of revenue.

In May 2001, the EITF issued EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 00-25 requires that certain amounts paid to customers under cooperative advertising and buydown programs be recognized when incurred and reported as a reduction of revenue.

EITF Nos. 00-22 and 00-25 resulted in certain costs having been reclassified from operating expenses to net sales, however, they did not have any impact on operating or net income. Accordingly, certain prior year information has been reclassified to conform to the current year presentation.

Note 2 - New Accounting Standards

In June 2001, the Financial Accounting Standards Board finalized Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company's previous business combinations were accounted for using the purchase method. As of September 29, 2001, the net carrying amount of goodwill is $5,046,482. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operation.

Note 3 - Common Stock and Per Share Information

Common stock is $2 par - shares authorized 6,000,000 of common stock and 4,000,000 of Class B common stock.

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the periods presented:

                                               Sept. 29, 2001               Sept. 30, 2000
                                            ---------------------         --------------------
Numerators:
  Numerator for both basic and
  diluted EPS, net income                               $905,628                   $2,180,895
                                            =====================         ====================
Denominators:
  Denominator for basic EPS,
  weighted-average common shares
  outstanding                                          4,616,964                    4,615,000
  Potentially dilutive shares
  resulting from stock option plans                            -                        4,016
                                            ---------------------         --------------------
  Denominator for diluted EPS                          4,616,964                    4,619,016
                                            =====================         ====================

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

                                               Sept. 29, 2001               Sept. 30, 2000
                                            ---------------------         --------------------
Exercise Price
  $12.58                                                   4,995                            -
  $13.64                                                  20,410                            -
  $14.09                                                  20,350                            -
  $16.74                                                  10,594                       11,192
  $18.18                                                   9,625                       10,450
  $26.54                                                  62,432                            -

Note 4 - Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

                                                Sept. 29, 2001             June 30, 2001
                                                --------------            --------------
Finished products                               $   10,065,277            $    9,916,080
Work in process                                      1,792,344                 1,608,544
Raw materials                                        2,633,499                 2,765,472
                                                --------------            --------------

Total                                           $  14,491,120             $   14,290,096
                                                ==============            ==============

Note 5 - Comprehensive Income

Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners and distributions to owners.

Comprehensive income and its components consist of the following:

Three months ended                              Sept. 29, 2001      Sept. 30, 2000
--------------------------------------------- ----------------- -- ----------------
Net income                                            $905,628         $ 2,180,895
Other comprehensive income:
  Foreign currency translation adjustment             (98,651)            (33,287)
  Derivative adjustment                              (717,142)             244,019
  Minimum SERP liability adjustment                      1,078                 757
                                              -----------------    ----------------

Comprehensive income                                  $ 90,913         $ 2,392,384
                                              =================    ================

Other comprehensive income (loss) related to the interest rate swap agreement consisted of the following components:

                                                        Sept. 29,  2001                            Sept. 30,  2000
                                            -------------------- -------------------- ------------------ -------------------
                                                   Pre-Tax             After-Tax              Pre-Tax           After-Tax
                                            -------------------- -------------------- ------------------ -------------------
Cumulative   effect   of   a   change   in
accounting principle, as of July 1, 2000           $          -          $         -          $ 797,871          $  518,616
Change in fair value of interest rate swap            (981,225)            (637,225)          (449,607)           (292,352)
Settlement to interest expense                        (122,917)             (79,917)             26,755              17,755
                                            -------------------- -------------------- ------------------ -------------------
Other comprehensive income (loss)                  $(1,104,142)          $ (717,142)          $ 375,019          $  244,019
                                            ==================== ==================== ================== ===================

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

Note 7 - Stock Repurchase

At the August 20, 1999 Board of Directors meeting, the Board approved 440,000 shares for the stock repurchase program. Utilizing this Board authorization, the Company has purchased 5,800 shares during the first quarter of fiscal 2002 for $66,176 with the price per share ranging from approximately $11 to $12. Since the beginning of the stock repurchase program in fiscal 1999, the Company has purchased 1,994,812 shares for approximately $35.8 million.

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


RESULTS OF OPERATIONS

As discussed in Note 1, certain reclassifications are reflected in the amounts discussed below.

Net Sales

Net sales for the first quarter of fiscal 2002 were $33.1 million compared to $37.8 million for the same period in the prior year. The decline in net sales of 12.4% reflects the overall sluggish U.S. and Canadian economies. The largest portion of the Company's sales are to the office furniture industry, which for the months of July and August of 2001 reported a sales decline of approximately 20%. This downturn is expected to continue through the end of the calendar year. BIFMA, the office furniture market's association, has revised its sales forecast for calendar 2001 down to a net decline of 16%.

The Company's ability to out perform the office furniture industry as a whole was due to its sales to other markets, including retail and distribution. In addition, the Idea@Work product line continued to show sales growth in the first quarter. The increased sales growth of this key product line reflected a gain in market share, along with sales from new products, such as the desk and task lighting line, introduced during the fourth quarter of fiscal 2001.

Gross Profit

Gross profit, as a percentage of net sales, was 23.0% for the first quarter of fiscal 2002 compared to 25.9% for the same period in the prior year. The lower sales volumes in the first quarter of fiscal 2002 made it more difficult for the Company to fully leverage its fixed overhead costs, which resulted in lower gross margins. In order to reduce the impact of the lower sales volumes, the Company has continued its focus on lean manufacturing combined with better utilization of the investments made over the past few years to help increase productivity.

Operating Expenses

Selling and administrative expenses, as a percentage of net sales, for the first quarter ended September 29, 2001, were 17.4% compared to 15.9% in the same period in the prior year. The increase from the prior year was due to the higher operating costs associated with the ergonomic product line combined with the Company's continued investment to launch its new products into the market.

Other Expenses

Interest expense was $400,535 for the first quarter of fiscal 2002, compared to $381,393 for the same period in the prior year. The increase in interest expense was attributable to the higher level of borrowings partially offset by lower interest rates during the first quarter of fiscal 2002.

Other miscellaneous expense was $41,435 for the first quarter of fiscal 2002, compared to $55,292 in the prior year. The expense in fiscal 2002 reflects the loss incurred on the disposal of certain manufacturing assets.

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)
Income Taxes

The effective tax rate for the quarter ended September 29, 2001, was 35.1% compared with the rate of 35.3% for the same period in the prior year.

Net Income

For the quarter ended September 29, 2001, net income was $905,628 or $0.20 per diluted share compared to $2,180,895 or $0.47 per diluted share for the first quarter of last year. The decrease in net income in the first quarter of fiscal 2002 was primarily attributable to the lower sales volume.

Liquidity and Capital Resources

Net cash from operating activities for the first three months of fiscal 2002 provided $4,459,916 as compared to $2,299,444 for the first three months of fiscal 2001. The reduced level of working capital reflected the Company's focus on reducing inventory levels and higher accounts payable primarily due to timing of the quarter-end cutoff.

Capital expenditures totaled $1,488,032 for the three months ended September 29, 2001, compared to $2,195,587 for the three months ended September 30, 2000. The fiscal 2002 capital expenditures primarily represented investments in tooling for new products, including the next generation precision drawer slides. There were no significant capital expenditure commitments at September 29, 2001. Capital expenditures are anticipated to remain at approximately the same level as depreciation.

At the August 20, 1999 Board of Directors meeting, the Board approved 440,000 shares for the stock repurchase program. Utilizing this Board authorization, the Company has purchased 5,800 shares during the first quarter of fiscal 2002 for $66,176 with the price per share ranging from approximately $11 to $12. Since the beginning of the stock repurchase program in fiscal 1999, the Company has purchased 1,994,812 shares for approximately $35.8 million.

The long-term debt balance decreased to $22,280,000 at September 29, 2001, compared to $23,750,000 at June 30, 2001 and increased compared to $20,570,000 at September 30, 2000. The decrease from June 30, 2001 reflects better working capital management along with lower capital expenditures. The increase from the September 30, 2000, balance reflects funds utilized for capital expenditures, primarily for capacity and productivity improvements, offset by net income earned during the period.

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

The following table provides information on the Company's fixed maturity investments as of September 29, 2001 that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Liability                                         Amount                     Maturity Date
------------------                                ---------                  -------------
Variable rate revolving credit
  agreement                                       $45 million                November 1, 2004
First $20,000,000 at an interest rate
  of 3.53% plus weighted average
  credit spread of .625%
Amounts in excess of $20,000,000 have
  an interest rate of approximately 3.3%

Interest Rate Swap
Notional amount                                   $20 million                June 1, 2006
  Pay fixed/Receive variable - 3.4625%
  Pay fixed interest rate - 6.25%

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

               KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               See Exhibit Index

         (b)   Reports on Form 8-K
               There were no reports on Form 8-K filed for the three months ended September 29, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Knape & Vogt Manufacturing Company
                                             ----------------------------------
                                                        (Registrant)





Date:     November 2, 2001                   /s/ William R. Dutmers
      ------------------------               -----------------------------------
                                             William R. Dutmers
                                             Chairman, President and
                                             Chief Executive Officer

Date:     November 2, 2001                   /s/ Leslie J. Cummings
      ------------------------               -----------------------------------
                                             Leslie J. Cummings
                                             Vice President of Finance and
                                             Treasurer