Form 10-Q
period 2001-12-29
KNAPE & VOGT MANUFACTURING CO
filed 2002-02-04
CIK 56362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________________To ____________________

Commission File Number 0-1859

KNAPE & VOGT MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

Michigan (State of Incorporation) 2700 Oak Industrial Drive, NE Grand Rapids, Michigan (Address of principal executive offices)	38-0722920 (IRS Employer Identification No.) 49505 (Zip Code)

(616) 459-3311
(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X        NO

2,268,341	common shares were outstanding as of January 25, 2002.
2,277,517	Class B common shares were outstanding as of January 25, 2002.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

INDEX

                                                                                                             Page No.
                                                                                                             --------

PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                  Condensed Consolidated Balance Sheets
                  --December 29, 2001 and June 30, 2001.............................................................2

                  Condensed Consolidated Statements of Income
                  --Six Months and Three Months Ended December 29, 2001 and December 30, 2000.......................3

                  Condensed Consolidated Statements of Cash Flows
                  --Six Months Ended December 29, 2001 and December 30 , 2000.......................................4

                  Notes to Condensed Consolidated Financial Statements............................................5-8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................................9-10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................11

PART II.          OTHER INFORMATION

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)            (Audited)
                                                                                Dec. 29, 2001        June 30, 2001
                                                                          --------------------    -----------------
Assets

Current assets
     Cash and equivalents                                                 $         2,554,741     $      2,113,940
     Accounts receivable - net                                                     15,429,345           17,822,214
     Inventories                                                                   14,184,583           14,290,096
     Prepaid expenses and other                                                     1,474,355            3,271,460
                                                                          --------------------    -----------------
Total current assets                                                               33,643,024           37,497,710
                                                                          --------------------    -----------------

Property, plant and equipment                                                      80,817,004           79,549,733
Less accumulated depreciation                                                      41,194,309           38,524,582
                                                                          --------------------    -----------------
Net property, plant and equipment                                                  39,622,695           41,025,151
                                                                          --------------------    -----------------

Goodwill                                                                            4,955,267            5,137,697
Other assets                                                                        6,015,505            6,142,835
                                                                          --------------------    -----------------

                                                                          $        84,236,491     $     89,803,393
                                                                          ====================    =================

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                                     $         9,061,915     $     10,366,596
     Other accrued liabilities                                                      8,660,095            8,665,511
                                                                         --------------------    -----------------
Total current liabilities                                                          17,722,010           19,032,107
                                                                          --------------------    -----------------

Long-term debt                                                                     20,000,000           23,750,000
Deferred income taxes and other long-term liabilities                              10,229,203            9,888,589
                                                                          --------------------     ----------------
Total liabilities                                                                  47,951,213           52,670,696
                                                                          --------------------     ----------------

Stockholders' Equity

Common stock (Common -  2,294,410 and 2,277,921 shares issued,
       Class B common - 2,277,848 and 2,339,920 shares issued,
       Preferred - unissued)                                                        9,144,516            9,235,682
Additional paid-in capital                                                          8,102,122            8,502,727
Unearned stock grant                                                                  (94,500)             (94,500)
Accumulated other comprehensive income:
       Foreign currency translation adjustment                                       (198,658)             (86,729)
       Derivative adjustment                                                         (797,626)            (353,301)
       Minimum supplemental executive retirement plan
          liability adjustment                                                     (1,034,825)          (1,036,062)
Retained earnings                                                                  21,164,249           20,964,880
                                                                         --------------------     ----------------
Total stockholders' equity                                                        36,285,278            37,132,697
                                                                          --------------------     ----------------

                                                                          $       84,236,491       $    89,803,393
                                                                         ====================     ================

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                          For the Six Months Ended               For the Three Months Ended
                                                          ------------------------               --------------------------

                                                     Dec. 29, 2001         Dec. 30, 2000        Dec. 29, 2001         Dec. 30, 2000
                                                    ---------------       ---------------      ---------------       ---------------

Net sales                                        $      64,242,959    $       74,478,441    $      31,153,768    $       36,708,989

Cost of sales                                           49,341,010            55,608,670           23,862,439            27,639,466
                                                    ---------------       ---------------      ---------------       ---------------

Gross profit                                            14,901,949            18,869,771            7,291,329             9,069,523

Selling and administrative expenses                     11,497,553            12,162,875            5,723,531             6,170,207
                                                    ---------------       ---------------      ---------------       ---------------

Operating income                                         3,404,396             6,706,896            1,567,798             2,899,316

Other expenses                                             870,268               855,429              428,298               418,744
                                                    ---------------       ---------------      ---------------       ---------------

Income before income taxes                               2,534,128             5,851,467            1,139,500             2,480,572

Income taxes                                               884,000             2,055,000              395,000               865,000
                                                    ---------------       ---------------      ---------------       ---------------

Net income                                       $       1,650,128    $        3,796,467    $         744,500    $        1,615,572
                                                    ===============       ===============      ===============       ===============

Basic earnings per share:
Net income per share                             $            0.36    $             0.82    $            0.16    $             0.35
                                                    ===============       ===============      ===============       ===============

Weighted average shares outstanding                      4,606,942             4,616,037            4,596,920             4,617,075

Diluted earnings per share:
Net income per share                             $            0.36    $             0.82    $            0.16    $             0.35
                                                    ===============       ===============      ===============       ===============

Weighted average shares outstanding                      4,606,942             4,618,595            4,596,920             4,618,174

Cash dividend - common stock                     $             .33    $              .33    $            .165    $             .165

Cash dividend - Class B common stock             $             .30    $              .30    $             .15    $              .15

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                             Six Months Ended
                                                                             ----------------

                                                                     Dec. 29, 2001           Dec. 30, 2000
                                                                ------------------      ------------------
Operating Activities:
     Net income                                                 $        1,650,128      $        3,796,467
     Non-cash items:
         Depreciation and amortization                                   3,744,658               3,077,111
         Deferred income taxes                                            (257,000)               (168,000)
         Other long-term liabilities                                       260,022                 196,818
         Loss on disposal of fixed assets                                  228,123                 114,821
         Changes in operating assets and liabilities:
                  Accounts receivable                                    2,327,558               1,222,982
                  Inventories                                              105,513                (971,011)
                  Other current assets                                      66,639                 (29,532)
                  Accounts payable and accrued expenses                   (954,082)             (5,122,829)
                                                                -------------------      ------------------
     Net cash provided by operating activities                           7,171,559               2,116,827
                                                                -------------------      ------------------

Investing Activities:
     Additions to property, plant and equipment                         (2,411,167)             (4,563,460)
     Proceeds from sales of property, plant and equipment                1,458,158                       -
     Changes in other non-current assets                                   (10,676)                (19,414)
                                                                -------------------      ------------------
     Net cash used for investing activities                               (936,685)             (4,582,874)
                                                                -------------------      ------------------

Financing Activities:
     Cash dividends paid                                                (1,450,759)             (1,452,203)
     Proceeds from issuance of common stock                                      -                  15,922
     Repurchase and retirement of common stock                            (502,384)                (20,537)
     Borrowings on (repayments of) long-term debt                       (3,750,000)              4,080,000
                                                                -------------------      ------------------
     Net cash provided by (used for) financing activities               (5,703,143)              2,623,182
                                                                -------------------      ------------------

Effect of Exchange Rate Changes on Cash                                    (90,930)                (12,731)
                                                                -------------------      ------------------

Net Increase in Cash and Equivalents                                       440,801                 144,404

Cash and equivalents, beginning of year                                  2,113,940               2,351,622
                                                                -------------------      ------------------

Cash and equivalents, end of period                             $        2,554,741       $       2,496,026
                                                               ===================     ==================

Cash Paid During the Period - interest                          $          791,310       $         749,970
                            - income taxes                      $        1,390,000       $       2,530,000
     See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Financial Statement Preparation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations and consist of only normal recurring adjustments. Interim results are not necessarily indicative of the results for the year-end and are subject to year-end adjustments, and audit by independent public accountants. The balance sheet at June 30, 2001, has been taken from the audited financial statements at that date. The condensed consolidated financial statements and notes should be read in conjunction with the Company’s 2001 annual report.

The Company utilizes a 52- or 53-week fiscal year, which ends on the Saturday nearest the end of June. The fiscal years ending June 30, 2001 and June 29, 2002 each contain 52 weeks.

The Company uses an interest rate swap agreement to modify a portion of the variable rate revolving line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement is designated as a hedge, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Amounts currently due to or from interest-rate-swap-counter parties are recorded in interest expense in the period in which they accrue. The derivative was recognized as a liability on the balance sheet at its fair value of $1,227,626 at December 29, 2001, $543,301 at June 30, 2001 and $334,592 at December 30, 2000.

In accordance with the Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” certain shipping costs have been reclassified from sales to cost of goods sold. Certain handling costs as defined by the EITF are classified as operating expenses and amounted to $1,201,522 and $1,231,091 for the quarters ended December 29, 2001 and December 30, 2000, respectively. For the six months ended December 29, 2001 and December 30, 2000, the handling costs were $2,420,765 and $2,460,580, respectively.

In addition, EITF No. 00-22, “Accounting for Certain ‘Points’ and Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future,” resulted in certain rebate offers that are delivered subsequent to a single exchange transaction being recognized when incurred and reported as a reduction of revenue.

In May 2001, the EITF issued EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” EITF No. 00-25 requires that certain amounts paid to customers under cooperative advertising and buydown programs be recognized when incurred and reported as a reduction of revenue.

EITF Nos. 00-22 and 00-25 resulted in certain costs having been reclassified from operating expenses to net sales, however, they did not have any impact on operating or net income. Accordingly, certain prior year information has been reclassified to conform to the current year presentation.

Note 2 – New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) finalized Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company’s previous business combinations were accounted for using the purchase method. As of December 29, 2001, the net carrying amount of goodwill is $4,955,267. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operation.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company does not expect to adopt SFAS 144 until fiscal 2003 and the effect of its adoption is not expected to be significant to the Company’s financial position and results of operations.

Note 3 - Common Stock and Per Share Information

Common stock is $2 par - shares authorized 6,000,000 of common stock and 4,000,000 of Class B common stock.

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the periods presented:

                                                 For the six months ended                    For the three months ended
                                                 ------------------------                    --------------------------
                 Dec. 29, 2001        Dec. 30, 2000          Dec. 29, 2001           Dec. 30, 2000
                                            -----------------    -----------------    --------------------    --------------------
Numerators:
  Numerator for both basic and
  diluted EPS, net income                         $1,650,128           $3,796,467                $744,500              $1,615,572
                                            =================    =================    ====================    ====================
Denominators:
  Denominator for basic EPS,
  weighted-average common shares
  outstanding                                      4,606,942            4,616,037               4,596,920               4,617,075
  Potentially dilutive shares
  resulting from stock option plans                        -                2,558                       -                   1,099
                                            -----------------    -----------------    --------------------    --------------------
  Denominator for diluted EPS                      4,606,942            4,618,595               4,596,920               4,618,174
                                            =================    =================    ====================    ====================

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

                                               Dec. 29, 2001                 Dec. 30, 2000
                                            ---------------------         -------------------
Exercise Price
 $12.58                                                    4,995                           -
 $13.64                                                   20,410                           -
 $14.09                                                   20,350                      21,450
 $16.74                                                   10,594                      11,192
 $18.18                                                    9,625                      10,450
 $26.54                                                   62,432                           -

Note 4 - Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

                                                 Dec. 29, 2001             June 30, 2001
                                                 -------------             -------------

Finished products                                   $9,623,434                $9,916,080
Work in process                                      1,697,214                 1,608,544
Raw materials                                        2,863,935                 2,765,472
                                               ---------                 ---------

Total                                            $  14,184,583             $  14,290,096
                                                 =============             =============

Note 5 - Comprehensive Income

Comprehensive income is comprised of net income and all changes to stockholders’ equity, except those due to investments by owners and distributions to owners.

Comprehensive income and its components consist of the following:

                                                   For the Six Months Ended             For the Three Months Ended
                                                   ------------------------             --------------------------
                                                 Dec. 29, 2001       Dec. 30, 2000        Dec. 29, 2001       Dec. 30, 2000
                                              -----------------    ----------------    -----------------    ----------------
Net income                                         $ 1,650,128         $ 3,796,467          $  744,500          $ 1,615,572
Other comprehensive income:
  Foreign currency translation adjustment            (111,929)            (26,642)             (13,278)               6,645
  Derivative adjustment                              (444,325)           (217,592)              272,817           (461,611)
  Minimum SERP liability adjustment                      1,848                 491                  159               (266)
                                              -----------------    ----------------    -----------------    ----------------

Comprehensive income                               $ 1,095,722         $ 3,552,724          $ 1,004,198         $ 1,160,340
                                              =================    ================    =================    ================

Other comprehensive income (loss) related to the interest rate swap agreement consisted of the following components:

                                                      For the Six Months Ended                     For the Three Months Ended
                                                      ------------------------                     --------------------------
                                        Dec. 29,  2001              Dec. 30,  2000              Dec. 29,  2001              Dec. 30,  2000
                                    ---------------------------------------------------------------------------------------------------------------
                                        Pre-Tax      After-Tax      Pre-Tax      After-Tax      Pre-Tax      After-Tax      Pre-Tax      After-Tax
                                    ---------------------------------------------------------------------------------------------------------------
Cumulative  effect  of a change in
accounting  principle,  as of
July 1, 2000                          $       -     $       -     $ 797,871      $ 518,616      $      -      $      -    $       -     $       -
Change in fair  value of  interest
rate swap                              (399,012)     (258,872)   (1,181,655)      (768,861)      582,213       378,374     (732,048)     (476,509)
Settlement to interest expense         (285,313)     (185,453)       49,192         32,653      (162,396)     (105,557)      22,437        14,898
                                    ---------------------------------------------------------------------------------------------------------------
                                    ---------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)     $(684,325)    $(444,325)    $(334,592)     $(217,592)     $419,817      $272,817    $(709,611)    $(461,611)
                                    ===============================================================================================================

Note 6 – Assets Held for Sale

During fiscal 2000, the Company offered its former powder coat facility for sale. As a result of this decision, the related assets of $1,779,405 were transferred to the category “Net Assets Held for Sale” and a loss of $105,000 was recorded in the fourth quarter of fiscal 2000 based upon the buy/sell agreement. The purchaser was unable to close the transaction and the building remained listed with a real estate broker. In addition, the Company had listed a former facility in Muncie, Indiana for sale. Based upon new information obtained during the third quarter of fiscal 2001 regarding the current fair market value of the facilities held for sale, the Company recorded an additional impairment loss of $300,000 pre-tax. During the second quarter of fiscal 2002, both facilities were sold. No additional losses were recorded upon the ultimate sale of the facilities.

Note 7 – Stock Repurchase

At the August 20, 1999 Board of Directors meeting, the Board approved 440,000 shares for the stock repurchase program. Utilizing this Board authorization, the Company has purchased 46,400 shares during the first six months of fiscal 2002 for $502,384 with the price per share ranging from approximately $10 to $13. Since the beginning of the stock repurchase program in fiscal 1999, the Company has purchased 2,035,412 shares for approximately $36.2 million.

Note 8 – Legal Contingencies

Canada Customs and Revenue Agency (“CCRA”) has indicated it’s intent to perform an audit of the Company’s sales to its wholly-owned subsidiary, Knape & Vogt Canada. Preliminary results from a joint review by the Company and it’s customs broker indicate that the Company will be liable for certain custom transactions, however, the amount of any such potential liability is unknown at this time. The Company is defending its position that Knape & Vogt Canada is the importer of record for all Knape & Vogt goods shipped into Canada and management believes, that based on the information available at this time, any liability owed to the CCRA will not have a materially adverse effect on the Company’s earnings.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this section include forward-looking statements involving risks and uncertainties. When used in this document, the words “believes,” “expects,” “anticipates,” “goal,” “think,” “forecast,” “project,” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning future revenue and net income growth. Such statements are subject to certain risks and uncertainties, which would cause actual results to differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements that speak only as of the date of this report.

RESULTS OF OPERATIONS

As discussed in Note 1, certain reclassifications are reflected in the amounts discussed below.

Net Sales

Net sales for the second quarter of fiscal 2002 were $31.2 million, which represented a 15.1% decline compared to sales of $36.7 million in the same quarter of the prior year. Net sales for the first six months of fiscal 2002 were $64.2 million, compared to $74.5 million in the prior year. The primary reason for the decline in net sales was the overall decline in the office furniture industry, which represents approximately 40% of the Company’s sales. For the period from July to December 2001, BIFMA, the office furniture industry’s reporting organization, showed a decline in volume of 24.1%. The decline in the office furniture industry was partially offset by lower downturns in the other markets served by the Company, including retail, distribution and the kitchen and bath OEM’s. In addition, the Company began to realize sales from some of its newly introduced products, including the new waste and recycle products.

Gross Profit

Gross profit, as a percentage of net sales, was 23.4% for the second quarter and 23.2% for the first six months of fiscal 2002 compared to 24.7% and 25.3%, respectively, for the same periods in the prior year. The lower sales volumes during the second quarter of fiscal 2002 made it difficult for the Company to effectively leverage its fixed overhead costs. Also, the downturn in the office furniture industry resulted in pricing pressure from several of the major OEM customers.

Operating Expenses

Selling and administrative expenses, as a percentage of net sales, were 18.4% for the second quarter and 17.9% for the first six months of fiscal 2002 compared to 16.8% and 16.3%, respectively, for the same periods in the prior year. The increase in operating expenses was primarily attributable to two factors. First, the lower sales volumes made it more difficult to leverage those costs, which are more fixed in nature. Secondly, the Company’s sales mix in fiscal 2002 included a higher percentage of the ergonomic products, which have a higher level of selling costs associated with them than the Company’s other product lines.

Other Expenses

Interest expense was $377,115 for the quarter and $777,650 for the six months ended December 29, 2001, compared with $407,534 and $788,927, respectively, for the same periods in the prior year. The decrease in interest expense was attributable to a lower level of borrowings during fiscal 2002.

Other net miscellaneous expense was $51,183 for the second quarter and $92,618 for the first six months of fiscal 2002. This compares to $11,210 and $66,502, respectively, for fiscal 2001. The increase in other net expense reflects the write-off of costs associated with certain assets disposed of during fiscal 2002.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Income Taxes

The effective tax rates for the quarter and six months ended December 29, 2001, were 34.7% and 34.9% compared with the rates of 34.9% and 35.1%, respectively, for the same periods in the prior year.

Net Income

For the quarter ended December 29, 2001, net income was $744,500 or $0.16 per diluted share compared to $1,615,572 or $0.35 per diluted share for the second quarter of last year. Net income of $1,650,128, or $0.36 per diluted share was recorded for the first six months of fiscal 2002 compared with $3,796,467, or $0.82 per diluted share for the same period in the prior year. As discussed above, the primary reason for the decline in net income was the lower sales volume.

Liquidity and Capital Resources

Net cash from operating activities for the first six months of fiscal 2002 provided $7,171,559 compared with $2,116,827 for the first six months of fiscal 2001. Improved working capital management generated the increase during fiscal 2002. Specifically, the Company has been successful in lowering outstanding customer receivables and reducing the inventory on hand.

Capital expenditures totaled $2,411,167 for the six months ended December 29, 2001, compared to $4,563,460 for the six months ended December 30, 2000. The current year capital spending primarily reflects investments in tooling for new products. There were no significant capital expenditure commitments at December 29, 2001. Quarterly capital expenditures during the second half of fiscal 2002 are anticipated to remain at approximately the same level as depreciation.

At the August 20, 1999 Board of Directors meeting, the Board approved 440,000 shares for the stock repurchase program. Utilizing this Board authorization, the Company has purchased 46,400 shares during the first six months of fiscal 2002 for $502,384 with the price per share ranging from approximately $10 to $13. Since the beginning of the stock repurchase program in fiscal 1999, the Company has purchased 2,035,412 shares for approximately $36.2 million.

The long-term debt balance decreased to $20,000,000 at December 29, 2001, compared to $23,750,000 at June 30, 2001 and $24,130,000 at December 30, 2000. The decrease from both periods reflects better working capital management along with lower capital expenditures.

Anticipated cash flows from operations and available balances on the revolving credit line are expected to be adequate to fund working capital, capital expenditures and dividend payments.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The Company is exposed to market risks, which include changes in the foreign currency exchange rate as measured against the U.S. dollar and changes in U.S. interest rates. The Company holds a derivative instrument in the form of an interest rate swap, which is viewed as a risk management tool and is not used for trading or speculative purposes. The intent of the interest rate swap is to effectively fix the interest rate on part of the borrowings under the Company’s variable rate revolving credit agreement.

Quantitative disclosures relating to financial instruments and debt are included in the tables below.

The following table provides information on the Company’s fixed maturity investments as of December 29, 2001, that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Liability                                            Amount                     Maturity Date
----------                                           -------                    -------------
Variable rate revolving credit
  agreement                                          $45 million                November 1, 2004
First $20,000,000 at an interest rate
  of 2.6325% plus weighted average
  credit spread of .625%
Amounts in excess of $20,000,000 have
  an interest rate of approximately 2.64%

Interest Rate Swap
------------------
Notional amount                                      $20 million                June 1, 2006
  Pay fixed/Receive variable - 2.08125%
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

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          (a)     Knape & Vogt Manufacturing Company's Annual Meeting of Shareholders was held on October 12, 2001.

          (b)     Proxies were distributed by Knape & Vogt Manufacturing Company pursuant to Regulation 14A under the Securities Exchange Act of 1934.  There was no opposition to management's nominees as listed in the proxy statement and all nominees were elected.

                      The vote on the nominees was:
                                                                         For              Withheld
                                                                         ---              --------
                      Thomas A. Hilborn           (1) (2)             15,235,630          2,174,380
                      Robert J. Knape             (1) (2)             16,289,667          1,123,343
                      Christopher Norman          (1) (3)              2,031,077             15,193

                      (1)      Term expires in 2004.
                      (2)      Elected by vote of holders of Common stock and Class B Common stock voting as a class.
                      (3)      Elected by vote of holders of Common stock voting as a class.

                      Members of the Board of Directors whose terms have not yet expired are
                      William R. Dutmers, Richard S. Knape and Michael J. Kregor, terms expiring in 2002 and John E. Fallon and Greg Lambert, terms expiring in 2003.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)     Exhibits
                  There were no exhibits for the three months ended December 29, 2001.

          (b)     Reports on Form 8-K
                  There were no reports on Form 8-K filed for the three months ended December 29, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knape & Vogt Manufacturing Company
(Registrant)

Date: February 4, 2002	/s/ William R. Dutmers William R. Dutmers Chairman, President and Chief Executive Officer
/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer