Form 10-Q
period 2002-03-30
KNAPE & VOGT MANUFACTURING CO
filed 2002-04-26
CIK 56362

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________________To ____________________

Commission File Number 0-1859

KNAPE & VOGT MANUFACTURING COMPANY

(Exact name of registrant as specified in its charter)

Michigan (State of Incorporation)	38-0722920 (IRS Employer Identification No.)

2700 Oak Industrial Drive, NE Grand Rapids, Michigan (Address of principal executive offices)	49505 (Zip Code)

(616) 459-3311
(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES __X__ NO _____

                2,259,146         common shares were outstanding as of April 24, 2002.
                2,274,306         Class B common shares were outstanding as of April 24, 2002.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

INDEX

                                                                                                                                                                          Page No.
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements.

                 Condensed Consolidated Balance Sheets
                 --March 30, 2002 and June 30, 2001 ......................................................................................................2

                 Condensed Consolidated Statements of Income
                 --Nine Months and Three Months Ended March 30, 2002 and March 31, 2001 ....................................3

                 Condensed Consolidated Statements of Stockholders' Equity
                 --Nine Months Ended March 30, 2002 ....................................................................................................4

                 Condensed Consolidated Statements of Cash Flows
                 --Nine Months Ended March 30, 2002 and March 31, 2001 ...................................................................5

                 Notes to Condensed Consolidated Financial Statements ........................................................................6-9

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ...................................................................................................10-11

         Item 3. Quantitative and Qualitative Disclosures About Market
                Risk ..........................................................................................................................................................12

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K .....................................................................................................13

SIGNATURES........................................................................................................................................................14

                                KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                                           PART I. FINANCIAL INFORMATION

                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                              Mar. 30, 2002        June 30, 2001
                                                                          --------------------    -----------------
Assets

Current assets
     Cash and equivalents                                                 $         4,728,270     $      2,113,940
     Accounts receivable - net                                                     15,913,262           17,822,214
     Inventories                                                                   13,980,289           14,290,096
     Prepaid expenses and other                                                     1,405,232            3,271,460
                                                                          --------------------    -----------------
Total current assets                                                               36,027,053           37,497,710
                                                                          --------------------    -----------------

Property, plant and equipment                                                      81,480,628           79,549,733
Less accumulated depreciation                                                      42,768,264           38,524,582
                                                                          --------------------    -----------------
Net property, plant and equipment                                                  38,712,364           41,025,151
                                                                          --------------------    -----------------

Goodwill, net                                                                       4,864,052            5,137,697
Other assets                                                                        6,058,550            6,142,835
                                                                          --------------------    -----------------

                                                                          $        85,662,019     $     89,803,393
                                                                          ====================    =================

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                                     $         9,617,359       $   10,366,596
     Other accrued liabilities                                                     10,320,653            8,665,511
                                                                          --------------------      ---------------
Total current liabilities                                                          19,938,012           19,032,107
                                                                          --------------------     ----------------

Long-term debt                                                                     20,000,000           23,750,000
Deferred income taxes and other long-term liabilities                               9,583,098            9,888,589
                                                                          --------------------      ---------------
Total liabilities                                                                  49,521,110           52,670,696
                                                                          --------------------     ----------------

Stockholders' Equity

Common stock (Common -  2,259,146 and 2,277,921 shares issued,
       Class B common - 2,275,912 and 2,339,920 shares issued,
       Preferred - unissued)                                                        9,070,116            9,235,682
Additional paid-in capital                                                          7,749,982            8,502,727
Unearned stock grant                                                                  (94,500)             (94,500)
Accumulated other comprehensive income:
       Foreign currency translation adjustment                                       (208,033)             (86,729)
       Loss on derivative instrument                                                 (636,671)            (353,301)
       Minimum supplemental executive retirement plan
          liability adjustment                                                     (1,034,725)          (1,036,062)
Retained earnings                                                                  21,294,740           20,964,880
                                                                          --------------------     ----------------
Total stockholders' equity                                                         36,140,909           37,132,697
                                                                          --------------------     ----------------

                                                                          $        85,662,019      $    89,803,393
                                                                          ====================     ================

See accompanying notes.

                                KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)

                                                For the Nine Months Ended            For the Three Months Ended
                                                -------------------------            --------------------------
                                           Mar. 30, 2002       Mar. 31, 2001      Mar. 30, 2002       Mar. 31, 2001
                                           -------------     ---------------      -------------       -------------
Net sales                               $    97,385,831    $    108,974,504    $    33,142,872    $     34,496,063

Cost of sales                                76,436,332          83,583,817         26,086,624          26,988,329
                                           -------------       -------------      -------------       -------------

Gross profit                                 20,949,499          25,390,687          7,056,248           7,507,734

Selling and administrative expenses          15,770,500          17,066,832          5,281,645           5,890,775

Impairment loss on assets held for sale               -             300,000                  -             300,000
                                           -------------       -------------      -------------       -------------

Operating income                              5,178,999           8,023,855          1,774,603           1,316,959

Other expenses                                1,346,244           1,312,597            475,976             457,168
                                           -------------       -------------      -------------       -------------

Income before income taxes                    3,832,755           6,711,258          1,298,627             859,791

Income taxes                                  1,338,000           2,352,000            454,000             297,000
                                           -------------       -------------      -------------       -------------

Net income                              $     2,494,755    $      4,359,258    $       844,627    $        562,791
                                           =============       =============      =============       =============

Basic earnings per share:
Net income per share                    $          0.54    $           0.94    $          0.19    $           0.12
                                           =============       =============      =============       =============

Weighted average shares outstanding           4,585,506           4,616,561          4,542,635           4,618,312

Diluted earnings per share:
Net income per share                    $          0.54    $           0.94    $          0.19    $           0.12
                                           =============       =============      =============       =============

Weighted average shares outstanding           4,585,506           4,618,331          4,542,635           4,618,507

Cash dividend - common stock            $          .495    $           .495    $          .165    $           .165

Cash dividend - Class B common stock    $           .45    $            .45    $           .15    $            .15

See accompanying notes.

                                         KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                          (Unaudited)

                                                                                       Accumulated
                                                        Additional     Restricted            other
                                            Common         paid-in         stock     comprehensive      Retained
                                             stock         capital        grants              loss      earnings            Total
----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2001                 $ 9,235,682   $   8,502,727   $   (94,500)    $  (1,476,092)  $ 20,964,880    $  37,132,697

Comprehensive income
  Net income for 2002                            -               -             -                 -      2,494,755        2,494,755
  Foreign currency
   translation adjustment                        -               -             -          (121,304)             -                -
  Minimum SERP adjustment                        -               -             -             1,337              -                -
  Loss on derivative instrument                  -               -             -          (283,370)             -                -
                                                                                     --------------
  Other comprehensive loss                       -               -             -          (403,337)             -         (403,337)
                                                                                                                     --------------
Comprehensive income                                                                                                     2,091,418
                                                                                                                     --------------

Cash dividends                                   -               -             -                 -     (2,164,895)      (2,164,895)
Restricted stock issued                      1,634           8,979             -                 -              -           10,613
Repurchase of common stock                (167,200)       (761,724)            -                 -              -         (928,924)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 30, 2002                $ 9,070,116   $   7,749,982   $   (94,500)    $  (1,879,429)  $ 21,294,740  $    36,140,909
===================================================================================================================================

                                KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                            Nine Months Ended
                                                                            -----------------
                                                                    Mar. 30, 2002           Mar. 31, 2001
                                                                 ------------------      ------------------
Operating Activities:
     Net income                                                 $        2,494,755       $       4,359,258
     Non-cash items:
         Depreciation and amortization                                   5,598,428               4,679,463
         Deferred income taxes                                            (560,000)               (177,000)
         Other long-term liabilities                                        70,232                 163,331
              Impairment loss on assets held for sale                            -                 300,000
              Loss on disposal of fixed assets                             248,498                 177,630
         Changes in operating assets and liabilities:
                  Accounts receivable                                    1,838,395               2,451,390
                  Inventories                                              309,807              (1,374,106)
                  Other current assets                                     264,055                  15,901
                  Accounts payable and accrued liabilities               1,101,683              (5,088,922)
                                                                -------------------      ------------------
     Net cash provided by operating activities                          11,365,853               5,506,945
                                                                -------------------      ------------------

Investing Activities:
     Additions to property, plant and equipment                         (3,236,926)             (6,993,220)
       Proceeds from sales of property, plant and equipment              1,487,201                       -
       Net cash paid for acquisition                                             -                (505,745)
     Changes in other non-current assets                                   (60,980)                 (7,017)
                                                                -------------------      ------------------
     Net cash used for investing activities                             (1,810,705)             (7,505,982)
                                                                -------------------      ------------------

Financing Activities:
     Cash dividends paid                                                (2,164,895)             (2,179,379)
     Proceeds from issuance of common stock                                      -                  15,922
       Repurchase of common stock                                         (928,924)                (20,537)
     Borrowings on (repayments of) long-term debt                       (3,750,000)              4,230,000
                                                                -------------------      ------------------
     Net cash provided by (used for) financing activities               (6,843,819)              2,046,006
                                                                -------------------      ------------------

Effect of Exchange Rate Changes on Cash                                    (96,999)                (90,052)
                                                                -------------------      ------------------

Net Increase (Decrease) in Cash and Equivalents                          2,614,330                 (43,083)

Cash and equivalents, beginning of year                                  2,113,940               2,351,622
                                                                -------------------      ------------------

Cash and equivalents, end of period                             $        4,728,270       $       2,308,539
                                                                ===================      ==================

Cash Paid During the Period - interest                          $        1,137,152       $       1,165,448
                            - income taxes                      $        1,990,000       $       3,653,830

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

The Company uses an interest rate swap agreement to modify a portion of the variable rate revolving line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement is designated as a hedge, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Amounts currently due to or from interest-rate-swap-counter parties are recorded in interest expense in the period in which they accrue. The derivative was recognized as a liability on the balance sheet at its fair value of $979,671 at March 30, 2002 and $543,301 at June 30, 2001.

In accordance with the Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” certain shipping and handling costs have been reclassified from sales and operating expenses to cost of goods sold.

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

EITF Nos. 00-22 and 00-25 resulted in the reclassification of certain costs from operating expenses to net sales, however, they did not have any impact on operating or net income. Accordingly, certain prior year information has been reclassified to conform to the current year presentation.

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

The Company’s previous business combinations were accounted for using the purchase method. As of March 30, 2002, the net carrying amount of goodwill is $4,864,052. Currently, the Company is assessing the impact of adopting SFAS 141 and SFAS 142, but does not believe that adoption will be significant to its financial position and results of operation.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company does not expect to adopt SFAS 144 until fiscal 2003 and the effect of its adoption is not expected to be significant to the Company’s financial position and results of operations.

Note 3 - Common Stock and Per Share Information

The Company has 6,000,000 shares of common stock and 4,000,000 shares of Class B common stock authorized. All of the stock is $2 par/share.

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the periods presented:

                                           For the nine months ended              For the three months ended
                                           -------------------------              --------------------------
                                        Mar. 30, 2002      Mar. 31, 2001       Mar. 30, 2002        Mar. 31, 2001
                                       ---------------    ---------------    -----------------    -----------------
Numerators:
  Numerator for both basic and
  diluted EPS, net income                  $2,494,755         $4,359,258             $844,627             $562,791
                                       ===============    ===============    =================    =================
Denominators:
  Denominator for basic EPS,
  weighted-average common shares
  outstanding                               4,585,506          4,616,561            4,542,635            4,618,312
  Potentially dilutive shares
  resulting from stock option plans                 -              1,770                    -                  195
                                       ---------------    ---------------    -----------------    -----------------
  Denominator for diluted EPS               4,585,506          4,618,331            4,542,635            4,618,507
                                       ===============    ===============    =================    =================

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

                                                     Mar. 30, 2002                 Mar. 31, 2001
                                                  ---------------------         --------------------
Exercise Price
 $13.64                                                   19,832                       21,835
 $14.09                                                   20,075                       21,450
 $16.74                                                   10,291                       11,192
 $18.18                                                    9,350                       10,450
 $26.54                                                   61,413                            -

Note 4 - Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

                                                 Mar. 30, 2002             June 30, 2001
                                                 -------------             -------------

Finished products                               $    9,094,322           $     9,916,080
Work in process                                      1,859,688                 1,608,544
Raw materials                                        3,026,279                 2,765,472
                                                     ---------                 ---------

Total                                           $   13,980,289            $   14,290,096
                                                ==============            ==============

Note 5 - Comprehensive Income

Comprehensive income is comprised of net income and all changes to stockholders’ equity, except those due to investments by owners and distributions to owners.

Comprehensive income and its components consist of the following:
                                             For the Nine Months Ended               For the Three Months Ended
                                             -------------------------               --------------------------
                                       Mar. 30, 2002         Mar. 31, 2001      Mar. 30, 2002       Mar. 31, 2001
                                    -----------------    ----------------    -----------------    ----------------
Net income                                $2,494,755          $4,359,258              $844,627            $562,791
Other comprehensive income:
  Foreign currency
    translation adjustment                  (121,304)           (138,257)               (9,375)           (111,615)
  Loss on derivative instrument             (283,370)           (541,067)              160,955            (323,475)
  Minimum SERP liability adjustment            1,337               2,336                   100               1,845
                                    -----------------    ----------------     -----------------    ----------------
Comprehensive income                      $2,091,418          $3,682,270              $996,307            $129,546
                                    =================    ================     =================    ================

Other comprehensive income (loss) related to the interest rate swap agreement consisted of the following components:

                                                For the Nine Months Ended                      For the Three Months Ended
                                                -------------------------                      --------------------------
                                        Mar. 30,  2002           Mar. 31,  2001           Mar. 30,  2002           Mar. 31,  2001
                                  -----------------------------------------------------------------------------------------------------
                                      Pre-Tax     After-Tax     Pre-Tax     After-Tax    Pre-Tax    After-Tax     Pre-Tax    After-Tax
                                  -----------------------------------------------------------------------------------------------------
Cumulative effect of a change
in accounting principle, as of
July 1, 2000                             $    -      $    -    $ 797,871     $518,616     $      -      $    -      $    -      $    -
Change in fair value of
interest rate swap                       61,495      39,972   (1,677,620)  (1,090,453)     459,728     298,823    (494,757)   (321,592)
Settlement to interest expense         (497,417)   (323,342)      46,296       30,770     (212,104)   (137,868)     (2,896)     (1,883)
                                    ------------- ----------- ------------ ------------ ----------- ----------- ------------ -----------
Other comprehensive income (loss)     $(435,922)  $(283,370)   $(833,453)   $(541,067)    $247,624    $160,955   $(497,653)  $(323,475)
                                    ============== =========== ============ ============ =========== =========== ============ ===========

Note 6 – Assets Held for Sale

During fiscal 2000, the Company offered its former powder coat facility for sale. As a result of this decision, the related assets of $1,779,405 were transferred to other assets and a loss of $105,000 was recorded in the fourth quarter of fiscal 2000 based upon a buy/sell agreement. The purchaser was unable to close the transaction and the building remained listed with a real estate broker. In addition, the Company had listed a former facility in Muncie, Indiana for sale. Based upon new information obtained during the third quarter of fiscal 2001 regarding the current fair market value of the facilities held for sale, the Company recorded an additional impairment loss of $300,000 pre-tax. During the second quarter of fiscal 2002, both facilities were sold. No additional losses were recorded upon the ultimate sale of the facilities.

Note 7 – Stock Repurchase

At the August 20, 1999 Board of Directors meeting, the Board approved 440,000 shares of common stock for the stock repurchase program. The Company has purchased 83,600 shares during the first nine months of fiscal 2002 for $928,924 with the price per share ranging from approximately $10 to $13. Since the beginning of the stock repurchase program in fiscal 1999, the Company has purchased 2,072,612 shares for approximately $36.6 million.

Note 8 – Legal Contingencies

Canada Customs and Revenue Agency (“CCRA”) has performed an audit of the Company’s sales to its wholly-owned subsidiary, Knape & Vogt Canada. Preliminary results from a joint review by the Company and its customs broker indicate that the Company will be liable for certain custom transactions, however, the amount of any such potential liability is unknown at this time. The Company is defending its position that Knape & Vogt Canada is the importer of record for all Knape & Vogt goods shipped into Canada and management believes, that based on the information available at this time, any liability owed to the CCRA will not have a materially adverse effect on the Company’s earnings.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that are based upon management’s beliefs, assumptions and current expectations, including statements made in Notes 2 and 8. When used in this document, the words “believes,” “expects,” “anticipates,” “goal,” “think,” “forecast,” “project,” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning future revenue, net income growth and the impact of certain accounting pronouncements. Such statements are subject to certain risks and uncertainties, which would cause actual results to differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements that speak only as of the date of this report.

RESULTS OF OPERATIONS

As discussed in Note 1, certain reclassifications are reflected in the amounts discussed below.

Net Sales

Net sales for the third quarter of fiscal 2002 were $33.1 million, which represented a 3.9% decline compared to sales of $34.5 million in the same quarter of the prior year. Net sales for the first nine months of fiscal 2002 were $97.4 million, compared to $109.0 million in the prior year. The results for the first nine months were heavily impacted by the overall economic downturn and specifically the significant decline in the office furniture industry, which represents approximately 40% of the Company’s sales. For the period from July 2001 to February 2002, BIFMA, the office furniture industry’s reporting organization, showed a decline in shipments of approximately 26%. The Company was able to partially offset the decline in its sales to the office furniture industry by the introduction of new products in its Idea@Work line, including office lighting and the Keynetix™ 2. In addition, the Company’s other key market; home and commercial products, has not been impacted as significantly by the overall economic downturn.

Gross Profit

Gross profit, as a percentage of net sales, was 21.3% for the third quarter and 21.5% for the first nine months of fiscal 2002 compared to 21.8% and 23.3%, respectively, for the same periods in the prior year. The lower sales volumes during the third quarter and the first nine months of fiscal 2002 made it difficult for the Company to effectively leverage its fixed overhead costs. The Company has been able to partially offset the impact of its fixed overhead costs by shifting the mix of its sales to higher margin products and continuing its lean manufacturing efforts to lower its overall cost structure.

Other Operating Expenses

Selling and administrative expenses, as a percentage of net sales, were 15.9% for the third quarter and 16.2% for the first nine months of fiscal 2002 compared to 17.1% and 15.7%, respectively, for the same periods in the prior year. Overall, management has been successful in lowering discretionary spending during the third quarter of fiscal 2002. For the first nine months of fiscal 2002, other operating expense were slightly higher than the same period in the prior year due to a higher sales mix of ergonomic products, which have a higher level of selling costs associated with them than the Company’s other product lines. In addition, there was an impairment charge of $300,000 recorded in the third quarter of the prior year related to the two facilities held for sale.

Other Expenses

Interest expense was $379,077 for the quarter and $1,156,727 for the nine months ended March 30, 2002, compared with $415,609 and $1,204,536, respectively, for the same periods in the prior year. The decrease in interest expense was primarily attributable to a lower level of borrowings during fiscal 2002.

Other net miscellaneous expense was $96,899 for the third quarter and $189,517 for the first nine months of fiscal 2002. This compares to $41,559 and $108,061, respectively, for the same periods in fiscal 2001. The increase in other net expense reflects the write-off of costs associated with certain assets disposed of during fiscal 2002.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Income Taxes

The effective tax rates for the quarter and nine months ended March 30, 2002, were approximately 35.0% compared with the rates of 34.5% and 35.0%, respectively, for the same periods in the prior year.

Net Income

For the quarter ended March 30, 2002, net income was $844,627 or $0.19 per diluted share compared to $562,791 or $0.12 per diluted share for the third quarter of last year. Net income of $2,494,755, or $0.54 per diluted share was recorded for the first nine months of fiscal 2002 compared with $4,359,258, or $0.94 per diluted share for the same period in the prior year. As discussed above, the primary reason for the decline in net income was the lower sales volume.

Liquidity and Capital Resources

Net cash from operating activities for the first nine months of fiscal 2002 provided $11,365,853 of cash compared with $5,506,945 of cash for the first nine months of fiscal 2001. Improved working capital management generated the increase during fiscal 2002. Specifically, the Company has been successful in lowering outstanding customer receivables and reducing the inventory on hand, while managing its trade payables and other accrued liabilities.

Capital expenditures totaled $3,236,926 for the nine months ended March 30, 2002, compared to $6,993,220 for the nine months ended March 31, 2001. The current year capital spending primarily reflects investments in tooling for new products. There were no significant capital expenditure commitments at March 30, 2002. Fourth quarter capital expenditures are anticipated to remain at approximately the same level as depreciation.

At the August 20, 1999 Board of Directors meeting, the Board approved 440,000 common shares for the stock repurchase program. The Company has purchased 83,600 shares during the first nine months of fiscal 2002 for $928,924 with the price per share ranging from approximately $10 to $13. Since the beginning of the stock repurchase program in fiscal 1999, the Company has purchased 2,072,612 shares for approximately $36.6 million.

The long-term debt balance decreased to $20,000,000 at March 30, 2002, compared to $23,750,000 at June 30, 2001. The decrease reflects better working capital management along with lower capital expenditures.

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

The following table provides information on the Company’s fixed maturity investments as of March 30, 2002, that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Liability                                              Amount                   Maturity Date
------------------                                   ---------                  -------------
Variable rate revolving credit
  Agreement ($45 million available)                 $20 million               November 1, 2004
First $20,000,000 at an interest rate
  of 1.9050% plus weighted average
  credit spread of .625%
Amounts in excess of $20,000,000 have
  an interest rate of approximately 2.523%

Interest Rate Swap
------------------
Notional amount                                     $20 million                 June 1, 2006
  Pay fixed/Receive variable - 1.91125%
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

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits There were no exhibits for the three months ended March 30, 2002.

(b)	Reports on Form 8-K
During the third quarter, the Company filed two reports of Form 8-K: the first was dated March 8, 2002: Item 4. Changes in Registrant's Certifying Accountant and the second was dated March 11, 2002: Item 9. Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knape & Vogt Manufacturing Company (Registrant)

Date: April 26, 2002	/s/ William R. Dutmers William R. Dutmers Chairman and Chief Executive Officer /s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer