Form 10-K
period 2002-06-29
KNAPE & VOGT MANUFACTURING CO
filed 2002-08-28
CIK 56362

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 29, 2002 or
[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission file number 000-01859

KNAPE & VOGT MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-0722920 (I.R.S. Employer Identification No.)

2700 Oak Industrial Drive, N.E., Grand Rapids, MI 49505
(Address of principal executive offices) (Zip Code)

(616) 459-3311
(Registrant's telephone number, including area code)

Securities registered pursuant to 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, par value $2.00 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $51,053,005 as of August 23, 2002.

Number of shares outstanding of each class of common stock as of August 23, 2002: 2,276,720 shares of Common Stock, par value $2.00 per share, and 2,241,245 shares of Class B Common Stock, par value $2.00 per share.

Documents incorporated by reference. Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on October 11, 2002, are incorporated by reference into Part III of this Report.

PART I
ITEM 1--BUSINESS

Item 1(a)--General Development of Business

        The Company is engaged primarily in the design, manufacture, and marketing of functional hardware, storage-related components and ergonomic products, which serve the consumer, contract builder, hardware, and original equipment manufacturer ("OEM") markets. The Company was incorporated in Michigan in 1906, reorganized in Delaware in 1961, and reorganized in Michigan in 1985. Unless otherwise noted or indicated by the context, the term "Company" includes Knape & Vogt Manufacturing Company, its predecessors and its subsidiaries.

Item 1(b)--Financial Information About Industry Segments

         The Company was realigned in March 2002 into two reportable segments: Home and Commercial Products, and Office Products. The Office Products segment develops, markets and distributes its hardware and idea@WORK(TM)brand of ergonomic products primarily to office furniture OEMs and office furniture dealers. The Home and Commercial Products segment develops, markets and distributes hardware, kitchen and storage solutions primarily to retailers, specialty distributors and kitchen OEMs. These products include the Real Solutions for Real Life(TM) brand of storage products. KV substantially completed this realignment of its structure during the fourth quarter of fiscal 2002. Due to the realignment, presentation of operating segment results is impracticable; however certain revenue information is reflected in the Management's Discussion and Analysis Section of this report.

Home and Commercial Products Segment

         The Company's Home and Commercial Products segment consists of development, marketing and distribution in the United States and Canada. The segment's storage products include a complete line of decorative and utility wall-attached shelving systems and drawer slides. Drawer slides manufactured by the Company include precision, Euro-style and utility slides. Precision drawer slides use ball bearings, while Euro-style and utility drawer slides use rollers. In addition, the segment's many different hardware products include closet rods, kitchen storage products and various fixtures. In fiscal 2002, approximately 31% of the segment sales were to the consumer market, 12% to original equipment manufacturers, and 57% to specialty distributors. The markets are highly competitive. The Company competes primarily on the basis of product design, product quality, price, on-time delivery, and customer service. The precision slide market consists of two large manufacturers, a number of smaller domestic manufacturers, and an increasing number of foreign manufacturers that compete primarily on the basis of price and quality.

Office Products Segment

         The Company's Office Products segment consists of development, marketing, and distribution primarily in the United States. The segment's ergonomic products include adjustable keyboard trays, gel wrist rests, floating mousepads, office lights, and recently introduced height adjustable tables. In fiscal 2002, approximately 23% of the segment sales were to office furniture dealers, and 77% were to OEMs. The Company competes in this segment with several large producers of ergonomic support systems, and many smaller domestic and foreign manufacturers that compete primarily on the basis of product quality, features, and price.

Item 1(c)--Narrative Description of Business

        Products, Services, Markets and Methods of Distribution. The Company's storage products include a complete line of decorative and utility wall-attached shelving systems and drawer slides. Drawer slides manufactured by the Company include precision, Euro-style and utility slides. Precision drawer slides use ball bearings, while Euro-style and utility drawer slides use rollers. In addition, the Company's many different hardware products include closet rods, kitchen storage products and various fixtures. The Company's ergonomic products include adjustable keyboard trays, gel wrist rests, floating mousepads and office lights.

        The Company's sales force calls directly on some of the large customers, while most other sales are made through independent sales representatives.

        New Product and Capital Spending Information. Management believes that capital spending in fiscal 2003 will increase to approximately the level of depreciation or $7.0 million. The fiscal 2003 spending will reflect investments made primarily to bring new products and product enhancements to the Company's customers.

        Sources and Availability of Raw Materials. Most of the Company's storage products are produced primarily from steel or wood. Historically, the Company has not experienced difficulty in obtaining these raw materials and does not anticipate any difficulty in the future, as the raw materials used are not unique. The Company, however, does anticipate an increase in its steel prices over the coming months as the impact of steel tariffs begins to impact the cost of steel.

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

        Importance of Limited Number of Customers. The Company sells to both the consumer market and to the OEM/specialty distributor market, as well as direct sales to the dealer network. The consumer market is comprised of a broad base of retail outlets. The OEM/specialty distributor market is more concentrated with a fewer number of customers and is more closely tied to the office furniture industry. The dealer network is also closely tied to the office furniture industry. The Company does not believe that its business is dependent upon any single or small number of customers, the loss of which would have a material adverse effect upon the Company. The Company estimates that at present it has over 1,400 active customers with approximately 30,000 outlets, of which the five largest customers account for approximately 22% of sales and no one of which accounts for more than 8% of sales.

        Backlog of Orders. The Company typically has a short lead-time on its orders and therefore does not believe that information concerning backlog is material to an understanding of its business.

        Government Contracts. While the Company does have two contracts with the General Services Administration ("GSA") for certain of it's ergonomic products, the sales volume under these contracts does not result in a significant risk if the government were to terminate these contracts.

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

        Research, Design and Development. Approximately $1,977,000 was spent in fiscal 2002 in the development of new products and in the improvement of existing products; approximately $2,281,000 was spent in fiscal 2001 and $1,612,000 in fiscal 2000 for the same purposes. The amount of research and development expenditures was determined by specific identification of the costs, which are expensed as incurred.

        Environmental Matters. The Company does not believe that existing environmental regulations will have any material impact upon the capital expenditures, earnings and competitive position of the Company.

        Employees. At June 29, 2002, the Company employed 777 persons. Collective bargaining agents represent none of the Company's employees.

Item 1(d)--Information About Foreign Operations

        The Company's Canadian operations accounted for approximately 7% of consolidated sales. Approximately 5% of consolidated net sales were derived from export shipments from the Company's United States operations to customers in other foreign countries. The Company does not know of any particular risks attendant thereto, except that fluctuating exchange rates between the United States and Canadian currencies and other factors beyond the control of the Company, such as tariff and foreign economic policies, may affect future results of such business. Reference is made to Note 13 of the Notes to the Company's Consolidated Financial Statements contained herein for the fiscal year ended June 29, 2002, for a presentation of additional information concerning the Company's foreign operations.

ITEM 2--PROPERTIES

        The Company owned or leased the following offices and manufacturing facilities as of June 29, 2002:

Location Grand Rapids, Michigan Sparks, Nevada Muncie, Indiana Mississauga, Ontario	Description

Executive offices and manufacturing facilities;
444,000 sq. ft. on 41 acres.

Warehouse; 76,000 sq. ft.

Manufacturing facilities and office;
98,000 sq. ft. on 12 acres.

Office; 1,900 sq. ft.	Interest Owned Leased Owned Leased

The facilities indicated as owned are owned in fee by the Company and are subject to no material encumbrances. The Company believes that its facilities are generally adequate for its operations and are maintained in a state of good repair. The Company believes it is in compliance with all applicable state and federal air and water pollution control laws. During the five years ended June 29, 2002, the Company spent approximately $31,000,000 for expansion, modernization and improvements of its facilities and equipment.

ITEM 3--LEGAL PROCEEDINGS

In September 1998 when the Company sold The Hirsh Company, the purchaser assumed the lease for the facility located in Skokie, Illinois. The Company guaranteed all of the lease obligations to the landlord through the expiration of the lease in August 2000. During fiscal 2000, the purchaser defaulted on the lease agreement. In May 2000, the landlord filed suit in the Cook County, Illinois Circuit Court against the purchaser and the Company as the guarantor. The claim is for unpaid rent, unpaid property taxes, building repairs and legal costs.

The Company was sued in the Kent County, Michigan Circuit Court in 1997 by a former employee seeking additional benefits under an executive retirement plan. The Circuit Court ruled in favor of the plaintiff, but in June 2002, the Circuit Court was reversed on the Company’s appeal to the Michigan Court of Appeals. The plaintiff has filed a delayed request for leave to appeal to the Michigan Supreme Court. In August 2002, the plaintiff filed a lawsuit seeking these retirement benefits in the Federal District Court for the Western District of Michigan.

Canada Customs and Revenue Agency (“CCRA”) has performed an audit of the Company’s sales to its wholly owned subsidiary, Knape & Vogt Canada. Results from a joint review by the Company and its customs broker indicate that the Company may be liable for the underpayment of duties in a range estimated from $150,000 to $350,000 on certain customs transactions. The Company has made an accrual within the range of the estimated liability. The Company has also received a determination from CCRA that Knape & Vogt Canada is not the importer of record. The Company is appealing the determination letter and believes that based on the information available at this time, any additional liability pertaining to this issue will not have a material adverse effect on the Company’s earnings.

The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of its business.

In the opinion of management, based on the information presently known and taking into account established accruals of approximately $1,285,000 at June 29, 2002, the ultimate liability for these matters would not have a material adverse effect on the Company’s financial position or the results of its operations.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 29, 2002.

ADDITIONAL ITEM--EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company, at June 29, 2002, were as follows:

Name	Age	Positions and Offices Held	Year First Elected an Executive Officer
William R. Dutmers James S. Dahlke * Michael G. Van Rooy * Raymond N. Watson Leslie J. Cummings	46 52 50 49 37	Chairman of the Board of Directors and Chief Executive Officer President of Office Products President of Home and Commercial Products President of Operations Vice President of Finance and Treasurer	1998 1999 1993 2002 2000

        Mr. Dutmers was named Chairman of the Board of Directors in January 1998. Mr. Dutmers has been a member of the Board of Directors since April 1996. He was named Chief Executive Officer in May 1999. Mr. Dutmers was the President of G & L, Inc., a business consulting firm, from 1991 to 1997.

        Mr. Watson was named President of Operations in March 2002. Before joining the Company, he had been employed at the Marmon Group from 1993 to 2002, most recently as the Vice President of Finance of Marmon Retail Services.

        Ms. Cummings was named Vice President of Finance and Treasurer in July 2000. Ms. Cummings joined the Company in 1998 as the Assistant Treasurer. Prior to that she was employed at Herman Miller, Inc. from 1992 to 1998.

        Mr. Dahlke was named President of Office Products in March 2002. He previously held the role of Vice President of Business Development since October 1999. Mr. Dahlke joined the Company in August 1999. Mr. Dahlke served as the President and Chief Operating Officer of Harrow Industries from 1996 to 1999. Prior to that he served as President and CEO of Medalist Industries.

        Mr. Van Rooy was named President of Home and Commercial Products in March 2002. Previously, he had served as the Senior Vice President of Manufacturing since December 1993. Mr. Van Rooy joined the Company in 1985 in the engineering department and has held a variety of management positions.

        All terms of office are on an annual basis and will expire on October 11, 2002.

*  In August 2002, Mr. Dahlke and Mr. Van Rooy resigned from their positions with the Company.

PART II

ITEM 5--MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Market Price. The Company's Common Stock is traded on the NASDAQ National Market under the ticker symbol KNAP. Stock price quotations can be found in major daily newspapers (listed KnapeV) and in the Wall Street Journal (listed KnapeVogt). As of August 23, 2002, there were approximately 3,000 shareholders of the Company's Common Stock and Class B Common Stock.

                                        Fiscal 2002                            Fiscal 2001
                           -------------------------------------- --------------------------------------
Quarter                           High                Low               High                Low
-------------------------- ------------------- ------------------ ------------------ -------------------
First                            $12.99             $10.48             $15.438             $14.00
Second                           $13.45              $9.83             $15.00             $11.875
Third                            $14.02             $10.75             $14.25             $12.375
Fourth                           $13.49             $11.71             $13.875             $12.14

        Dividends. The Company paid per share cash dividends on its shares of Common Stock and Class B Common Stock in the following amounts during the last two fiscal years.

                                                                 Per Share Cash Dividends
                                                                 ------------------------
Year Ended June 29, 2002                               Common Stock               Class B Common Stock
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

        On August 9, 2002, the Board of Directors declared a $.165 per share cash dividend on shares of the Company’s common stock and $.15 per share cash dividend on shares of its Class B common stock, payable September 6, 2002, to shareholders of record on August 23, 2002.

ITEM 6--SELECTED FINANCIAL DATA

For the Year Ended                                                   2002            2001           2000              1999          1998
----------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 (a)           (b)
Summary of Operations
Net sales...............................................     $131,868,842    $143,912,863   $152,905,868       153,266,180   184,332,710
Gross profit............................................       30,069,337      33,562,856     36,760,813        30,533,538    33,805,900
  Gross profit %........................................            22.8%           23.3%          24.0%             19.9%         18.3%
Selling, general and administrative.....................       21,771,990      23,135,501     22,228,025        20,448,833    21,111,858
  Selling, general and administrative %.................            16.5%           16.1%          14.5%             13.3%         11.5%
Operating income (loss).................................        7,362,347      10,127,355     14,427,788         9,484,705   (3,098,234)
  Operating income (loss) %.............................             5.6%            7.0%           9.4%              6.2%        (1.7)%
Income (loss) from continuing operations................        3,789,046       5,615,065      8,423,730         6,161,769   (8,369,182)
Loss from discontinued operation........................                -               -              -                 -   (1,368,278)
Net income (loss).......................................        3,789,046       5,615,065      8,423,730         6,161,769   (9,737,460)

Common Stock Data
Diluted earnings per share from continuing operations...             0.83            1.22           1.80              1.13        (1.28)
Diluted earnings per share from discontinued operation..                -               -              -                 -        (.021)
Diluted earnings per share..............................             0.83            1.22           1.80              1.13        (1.49)
Weighted-average shares outstanding-diluted.............        4,569,942       4,618,250      4,684,125         5,445,009     6,550,184
Dividends per share--common.............................             0.66            0.66          0.615             0.600         0.600
Dividends per share--Class B common.....................             0.60            0.60          0.559             0.545         0.545
Year-end stock price....................................            12.40           12.66          15.25             16.02         20.45

Year-end Financial Position
Total assets............................................       87,891,418      89,803,393     88,287,652        75,059,989   104,033,087
Working capital.........................................       17,185,811      18,465,603     16,378,393        18,135,700    38,276,167
Current ratio...........................................              1.9             2.0            1.7               2.0           2.5
Long-term debt..........................................       20,000,000      23,750,000     20,050,000        17,700,000     9,700,000
Long-term debt as a % of total capital..................            35.6%           39.0%          36.6%             35.8%         13.6%
Stockholders' equity....................................       36,213,219      37,132,697     34,706,630        31,758,785    61,756,674

Other Data/Key Ratios
Cash flow from operating activities.....................       13,354,293       8,788,239     17,269,946        13,471,459    23,234,772
Cash flow provided by/(used in) investing activities....      (2,263,077)     (9,791,911)   (14,089,822)        13,079,541     1,185,086
Cash flow provided by/ (used in) financing activities...      (7,790,769)         788,811    (2,443,585)      (27,986,435)  (22,612,342)
Capital expenditures....................................        3,935,470       9,282,239      9,112,810         4,786,263     4,228,552
Depreciation and amortization...........................        6,693,293       6,340,647      5,862,588         5,914,739     7,966,383
Return on average assets................................             4.3%            6.3%          10.3%              6.9%        (8.5)%
Return on average equity................................            10.3%           15.6%          25.3%             13.2%       (14.4)%

-----------------------------------------------------------------------------------------------------------------------------------------------

(a)	1999 figures include an impairment charge of $600,000 pre-tax and an inventory write-off of $400,000 pre-tax recorded for the discontinuance of certain utility slides. This resulted in an after-tax reduction of $650,000, or $0.12 per diluted share.

(b)	1998 figures include 1) an adjustment to the inventory obsolescence reserve of $910,000 recorded in cost of sales; 2) a restructuring charge for the reorganization of KV Canada of $3,992,276 recorded in operating expenses, and an income tax benefit of $600,000, for an after-tax effect of $3,392,276, or $0.52 per diluted share; 3) an impairment charge for the sale of Hirsh of $11,800,000 recorded in operating expenses, and an income tax expense of $1,000,000, for an after-tax effect of $12,800,000, or $1.96 per diluted share; 4) a $448,284 write-off of idle equipment; and 5) an after-tax charge of $937,268, or $0.15 per diluted share, to record the sale of Roll-it, a discontinued operation.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes.

Overview

        The Company reported net income of $3.8 million, or $0.83 per diluted share, on net sales of $131.9 million for fiscal 2002. This compared to net income of $5.6 million, or $1.22 per diluted share, on sales of $143.9 million in fiscal 2001. Clearly, this was a challenging year for Knape & Vogt ("KV"). KV felt the impact of the overall economic downturn in the U.S. across all of the markets that it serves. This was especially true in the office furniture market, which posted its most significant shipment decline in recent history, with a decrease of approximately 25% for the 12-month period ended June 2002.

        KV addressed the challenges presented by reorganizing its sales, marketing and new product development efforts to better focus on its two key business segments: Office Products and Home and Commercial Products. It also emphasized its commitment to bringing fresh, innovative product and service solutions to these markets, while still using lean manufacturing techniques in its own operations to help maintain a competitive cost structure.

Critical Accounting Policies

        Management's Discussion and Analysis of Results of Operations and Financial Condition is based upon KV's Consolidated Financial Statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The accounting policies that may involve a higher degree of judgments, estimates and complexity include the allowance for uncollectible accounts receivable, inventory reserves, net book value of long-lived assets and pension and other post-retirement benefits. See Note 2 to the Consolidated Financial Statements for a description of KV's revenue recognition policy. KV uses the following methods and assumptions in its estimates.

• Allowance for uncollectible accounts receivable - KV records allowances for losses that it may incur from the inability of certain of its customers to pay for products or services that they have purchased. In determining these allowances, KV takes into consideration the financial condition of its customers, previous payment history and the age of the outstanding balances. KV monitors its customers' balances on a monthly basis and assesses the adequacy of the allowances recorded.
• Inventory reserves - KV provides reserves for inventory that it deems to be obsolete or slow-moving utilizing assumptions about future demand for its products. KV monitors its inventory by type, age and usage on a monthly basis to determine the reserves recorded.
• Net book value of long-lived assets - KV periodically reviews the carrying value of its long-lived assets held and used, including goodwill and other intangible assets. This review is performed using estimated future cash flows. If the carrying value of a long-lived asset is considered to be impaired, an impairment charge is recorded for the amount that the carrying value of the long-lived asset exceeds its fair value.
• Pension and Other Postretirement Benefits - The determination of the obligation and expense for pension and other postretirement benefits is dependent on the selection of certain actuarial assumptions used in computing such amounts. These assumptions include the discount rate, the expected long-term rate of return on plan assets and rates of increase in health-care costs. These assumptions are reviewed and updated annually based on relevant external and internal factors. See Note 9 to the Consolidated Financial Statements for more information regarding costs and assumptions for KV's employee retirement plans.

Results of Operations

        The table below shows certain items in the Consolidated Statements of Operations as a percentage of net sales:

                                                            June 29,        June 30,         July 1,
Year Ended                                                      2002            2001            2000
------------------------------------------------------- --------------- --------------- ---------------
Net sales.....................................                 100.0%          100.0%          100.0%
Cost of sales.................................                  77.2            76.7            76.0
                                                        --------------- --------------- ---------------
  Gross profit................................                  22.8            23.3            24.0
Selling, general and administrative expenses..                  16.5            16.1            14.5
Restructuring and impairment of assets........                    .7              .2              .1
                                                        --------------- --------------- ---------------
  Operating income............................                   5.6             7.0             9.4
Interest expense..............................                   1.1             1.1              .9
                                                        --------------- --------------- ---------------
Income before income taxes....................                   4.5             5.9             8.5
Income taxes..................................                   1.6             2.1             3.0
                                                        --------------- --------------- ---------------
Net income....................................                   2.9%            3.8%            5.5%
------------------------------------------------------- --------------- --------------- ---------------

Sales

        In March 2002, the Company announced the creation of two business segments: office products and home and commercial products. The office products segment develops, markets and distributes its hardware and idea@WORK™ brand of ergonomic products primarily to office furniture OEMs and office furniture dealers. The home and commercial products segment develops, markets and distributes hardware, kitchen and storage solutions primarily to retailers, specialty distributors and kitchen OEMs. These products include the Real Solutions for Real Life™ brand of storage products. KV substantially completed this realignment of its structure during the fourth quarter of fiscal 2002. Due to the reorganization, restatement of prior years’ operating segment results is impracticable; however, segment revenue is shown below.

                                    June 29,                June 30,                 July 1,
Year Ended (In million's)               2002%         2001%         2000%
-------------------------------- ------------ ---------- ------------ ---------- ------------ ----------
Office Products                        $39.9      29.3%        $48.1      32.3%        $40.6      25.7%
Home and Commercial
   Products                             96.4      70.7%        100.6      67.7%        117.1      74.3%
-------------------------------- ------------ ---------- ------------ ---------- ------------ ----------

Total Gross Sales                   $  136.3       100%     $  148.7       100%     $  157.7       100%
================================ ============ ========== ============ ========== ============ ==========

        Consolidated net sales for fiscal 2002 declined 8.4% compared to fiscal 2001. The Office Products segment experienced the most significant decline in sales. This segment sells ergonomic products along with hardware components including precision drawer slides to several of the large office furniture OEMs. As a result of the downturn in that industry during fiscal 2002, there was a significant decline in orders from these customers. The increase in fiscal 2001 sales for this segment represented the growth of the ergonomic product line, which was acquired in the previous fiscal year. The Home and Commercial segment has seen the impact of the overall economic downturn in its sales volumes.

        New product sales (those products introduced within the last 18 months) served to partially offset the impact of the downturn in the U.S. economy. New product sales in fiscal 2002 were approximately $8.0 million, which was more than double the amount in fiscal 2001. New products introductions allowed KV to continue to grow its idea@WORK line of ergonomic products and increase its market share, despite the significant decline in the overall office furniture industry. In addition, KV introduced more than two-dozen new products during its two major trade shows held in the fourth quarter of fiscal 2002. These introductions included the new height adjustable table line that KV acquired the rights to manufacture during the third quarter of fiscal 2002.

        Net sales in fiscal 2001 were $143.9 million. This represented a 5.9% decline from fiscal 2000. The overall weakness in the U.S. economy, especially during the second half of fiscal 2001, was the primary reason for the decline. Despite the softness in the overall office furniture and storage-related markets, the Company’s ergonomic product line grew substantially, more than doubling the sales volume from fiscal 2000. The Company successfully launched several new products, including an ergonomic lighting line and several next-generation products in both drawer slides and kitchen and bath accessories. Most of these products were introduced to the market during the fourth quarter of fiscal 2001, so the impact on net sales was modest.

Gross Profit

        Gross profit, as a percentage of net sales, was 22.8% in fiscal 2002, compared to 23.3% in fiscal 2001 and 24.0% in fiscal 2000. Overall, the Company has a significant investment in its manufacturing process, specifically machinery and tooling. With the decrease in sales volumes during fiscal 2002 and 2001, it has been more difficult to effectively leverage the fixed portion of these costs. KV has been at least partially successful in offsetting this decline in gross margin by the use of lean manufacturing initiatives to minimize manufacturing costs and by increasing sales of higher margin products such as the line of ergonomic products.

Selling, General and Administrative

        Selling, general and administrative expenses, as a percent of net sales, were 16.5% in fiscal 2002, compared to 16.1% in fiscal 2001 and 14.5% in fiscal 2000. The increase in both fiscal 2002 and 2001 was caused primarily by the higher level of selling costs associated with the ergonomic product line than the Company’s other product lines. In addition, the Company has increased its level of research and development efforts and the marketing costs associated with the launch of the new products generated from these efforts.

Restructuring/Impairment

        In the fourth quarter of fiscal 2002, the Company recorded a pre-tax impairment charge of $690,000 in accordance with Financial Accounting Standard No. 144 for certain precision drawer slide tooling. While KV will continue to produce the drawer slides, the future cash flows associated with the sales of this particular product line were less than the cost of the tooling recorded. In addition, during the fourth quarter of fiscal 2002, KV adopted a plan to reduce its salaried workforce in its Grand Rapids, Michigan facility. The Company recorded $245,000 in severance costs for this workforce reduction.

        In the third quarter of fiscal 2001, the Company recorded a pre-tax impairment loss on assets held for sale of $.3 million. The loss reflected new information, which lowered the Company’s estimate of the fair market value of the properties listed for sale. In fiscal 2000, the Company had recorded a loss of $.1 million, which was its best estimate at that time of the loss to be incurred on the sale of the Company’s former powder coat facility. The assets held for sale were sold during fiscal 2002 at no additional loss to the Company.

Interest Expense and Income Taxes

        Interest expense was $1.5 million in fiscal 2002, compared to $1.6 million and $1.4 million, respectively, in fiscal years 2001 and 2000. Overall, interest expense has remained relatively stable over the past three fiscal years. Slight variations reflect the impact of higher or lower balances outstanding on the revolving credit facility.

        The effective tax rate was 35.9% in fiscal 2002, compared to 34.6% in fiscal 2001 and 35.4% in fiscal 2000. Overall, rates have varied slightly due to the ratio of foreign versus domestic income. See Note 10 to the Consolidated Financial Statements for a reconciliation of the effective tax rate.

Net Income

        Net income was $3.8 million, or $0.83 per diluted share, in fiscal 2002 compared to $5.6 million, or $1.22 per diluted share, in fiscal 2001 and $8.4 million, or $1.80 per diluted share in fiscal 2000. The declines in both fiscal 2002 and fiscal 2001 were primarily due to the decrease in overall sales volume.

Liquidity and Capital Resources

        Cash flows from operating activities generated $13.4 million in fiscal 2002, compared to $8.8 million in fiscal 2001 and $17.3 million in fiscal 2000. The increase in fiscal 2002 represented an improvement in the change in accounts payable and other accrued liabilities when compared to the prior year. The decline in fiscal 2001 resulted in part from a decrease in net income, lower accounts payable levels due to a decrease in overall purchases and a decrease in payroll-related accruals, which were variable with the Company’s performance.

        Cash flows used in investing activities were $2.3 million in fiscal 2002, compared to $9.8 million in fiscal 2001 and $14.1 million in fiscal 2000. KV spent $3.9 million on capital expenditures in fiscal 2002, compared to $9.3 million and $9.1 million, respectively, in fiscal 2001 and 2000. The expenditures in fiscal 2001 and fiscal 2000 were primarily for improvements in the Company’s manufacturing processes and tooling for new products. While KV continued to invest capital in connection with new product development, management concluded that the investments in the manufacturing process were sufficient in the prior two fiscal years to meet the anticipated capacity needs for at least the next three to five years. Management believes that capital expenditures will approximate the level of depreciation in fiscal 2003, as investments will be focused on bringing new products and product enhancements to the Company’s customers. The cost to complete the items classified as construction in progress at June 29, 2002 was estimated to be approximately $467,000, which will be derived from cash flows from operations or from the revolving credit facility. Investing activities in fiscals 2001 and 2000 also included the net cash paid for the acquisition of Idea Industries, Inc. (Idea).

        On October 1, 1999, the Company acquired substantially all of the assets of Idea. Idea designed, manufactured and marketed ergonomic products, including adjustable keyboard mechanisms, keyboard and computer mouse platforms, wrist rests and CPU holders. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on their estimated fair values at the date of the acquisition. The cost of the acquisition in excess of net identifiable assets acquired was recorded as goodwill and has been amortized using the straight-line method based on a 15-year life. The Company will discontinue the amortization of goodwill in fiscal 2003, as the Company has adopted the provisions of SFAS No. 142 (see the discussion in Note 2).

        The terms of the Idea acquisition agreement provided for additional consideration to be paid if Idea’s sales exceeded certain targeted levels. The maximum amount of contingent consideration was $550,000 payable through 2001. In calendar year 1999, the additional consideration payment was $44,255, and in calendar year 2000, the remaining contingent consideration was earned and paid. All additional consideration paid was recorded as goodwill.

        The results of the Idea acquisition were not material to the Company’s consolidated operating results, therefore pro forma financial statements have not been prepared.

        Cash flows used in financing activities were $7.8 million in fiscal 2002, compared to $.8 million of cash flow generated in fiscal 2001 and $2.4 million used in fiscal 2000. The use of funds in fiscal 2002 reflects the repayment of $3.8 million of debt under the revolving credit facility along with the repurchase of $1.2 million of the Company’s common stock. The cash flow generated in fiscal 2001 reflected additional borrowings under the credit facility.

        On April 14, 2000, the Board of Directors declared a 10% stock dividend of the Company's common stock and Class B common stock. On May 19, 2000, shareholders received one additional share of stock for each 10 shares held. All per share data and weighted-average shares outstanding have been restated to reflect the 10% stock dividend.

        The Company has a stock repurchase program, under which it purchased 101,506 shares during fiscal 2002 with the price per share ranging from approximately $10 to $13. At June 29, 2002, the Company is authorized to repurchase an additional 274,482 shares.

        The Company has a revolving credit agreement that provides for borrowings up to $45 million and expires on November 1, 2004. In addition, the Company has an interest rate swap agreement, which expires on June 1, 2006, in order to fix the interest rate on $20 million of borrowings under the revolving credit facility. The swap agreement fixed the rate at 6.25% plus the Company’s credit spread on the revolving credit agreement.

        On October 29, 1999, and on May 31, 2002, the revolving credit facility was amended to modify certain covenants. At June 29, 2002, the Company was in compliance with all of the covenants.

        The Company’s outstanding debt at June 29, 2002 was $20.0 million, compared to $23.8 million in fiscal 2001. The debt to total capital ratio decreased to 35.6% at June 29, 2002, from 39.0% at June 30, 2001. The Company continues to manage its debt levels in an effort to maintain its debt to total capital in a range of 35 to 45%. The Company believes that cash flows from operations and funds available under the credit facility will be sufficient to fund working capital requirements, stock repurchases and capital expenditures in fiscal 2003.

Legal Contingencies

        In September 1998 when the Company sold The Hirsh Company, the purchaser assumed the lease for the facility located in Skokie, Illinois. The Company guaranteed all of the lease obligations to the landlord through the expiration of the lease in August 2000. During fiscal 2000, the purchaser defaulted on the lease agreement. In May 2000, the landlord filed suit in the Cook County, Illinois Circuit Court against the purchaser and the Company as the guarantor. The claim is for unpaid rent, unpaid property taxes, building repairs and legal costs.

        The Company was sued in the Kent County, Michigan Circuit Court in 1997 by a former employee seeking additional benefits under an executive retirement plan. The Circuit Court ruled in favor of the plaintiff, but in June 2002, the Circuit Court was reversed on the Company’s appeal to the Michigan Court of Appeals. The plaintiff has filed a delayed request for leave to appeal to the Michigan Supreme Court. In August 2002, the plaintiff filed a lawsuit seeking these retirement benefits in the Federal District Court for the Western District of Michigan.

        Canada Customs and Revenue Agency (“CCRA”) has performed an audit of the Company’s sales to its wholly owned subsidiary, Knape & Vogt Canada. Results from a joint review by the Company and its customs broker indicate that the Company may be liable for the underpayment of duties in a range estimated from $150,000 to $350,000 on certain customs transactions. The Company has made an accrual within the range of the estimated liability. The Company has also received a determination from CCRA that Knape & Vogt Canada is not the importer of record. The Company is appealing the determination letter and believes that based on the information available at this time, any additional liability pertaining to this issue will not have a material adverse effect on the Company’s earnings.

        The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of its business.

        In the opinion of management, based on the information presently known and taking into account established accruals of approximately $1,285,000 at June 29, 2002, the ultimate liability for these matters would not have a material adverse effect on the Company’s financial position or the results of its operations.

Contractual Obligations

        As more fully described in Notes to the Consolidated Financial Statements, the Company is obligated to make future payments under certain debt and lease agreements, and is a party to other commitments. The following table summarizes these obligations as of June 29, 2002.

                                                         Payments due by period
                                       ---------------- ---------------- ---------------- --------------
                                                          Less than 1
                                            Total             year           1-3 years       4-5 years
                                       ---------------- ---------------- ---------------- --------------

Long-term debt                            $ 20,000,000     $          -     $ 20,000,000     $        -
Operating leases                               801,000          441,000          357,000          3,000
                                       ---------------- ---------------- ---------------- --------------

Total contractual cash obligations        $ 20,801,000     $    441,000     $ 20,357,000     $    3,000
                                       ================ ================ ================ ==============

        In addition, the Company is party to certain other agreements that contractually and unconditionally commit the Company to pay certain amounts in the future. While the Company believes it is probable that amounts will be spent in the future under such contracts, the amount and/or the timing of such future payments will vary depending on certain provisions of the applicable contract. The agreements to which the Company is a party that fall into this category include certain royalty agreements under which the Company pays a royalty based on the sales volume of certain products that it manufactures and sells.

Inflation

        Inflation has not had a significant effect on the Company over the past three years, nor is it expected to have a significant effect in the foreseeable future. The Company continuously attempts to minimize the effect of inflation through cost reductions and improved productivity.

Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") finalized Statement of Financial Accounting Standard No. 141, Business Combinations (SFAS 141). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

        The Company’s previous business combinations were accounted for using the purchase method.

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for the Company in fiscal 2003. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests at least annually. Other intangible assets will continue to be amortized over their contractual lives.

        The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net earnings of approximately $365,000 ($0.08 per diluted share) per year. The Company has performed the first of the required impairment tests of goodwill as of the first day of fiscal 2003 and has determined that the effect of these tests on the earnings and financial position of the Company will not be significant in 2003.

Forward-Looking Statements

        This report contains certain forward-looking statements, which involve risks and uncertainties. When used in this report, the words “believe,” “anticipate,” “think,” “intend,” “goal,” “forecast,” “expect” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning new product introductions, future revenue growth and gross margin improvement. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date of this report.

        Risk Factors include, but are not limited to, uncertainties relating to changes in demand for the Company’s products; the cost and availability of inventories; changes in trading policies or import and export regulations; changes in duties, tariffs, quotas or applicable assessments; the ability to secure and protect patents and other intellectual property; foreign competition; loss of significant customers; and a continued slowdown in the U.S. economy. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

        The Company is exposed to market risks, which include changes in foreign currency exchange rates as measured against the U.S. dollar and changes in U.S. interest rates. The Company holds a derivative instrument in the form of an interest rate swap, which is viewed as a risk management tool and is not used for trading or speculative purposes. The intent of the interest rate swap is to effectively fix the interest rate on part of the borrowings on the Company’s variable rate revolving credit agreement.

        A discussion of the Company’s accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. Additional information relating to financial instruments and debt is included in Note 6 - Long-Term Debt and Note 7 Derivative Financial Instruments. Quantitative disclosures relating to financial instruments and debt are included in the tables below.

        The following table provides information on the Company’s fixed maturity investments as of June 29, 2002 and June 30, 2001 that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Fiscal 2002:
------------
Liability                                                     Amount                    Maturity Date
---------                                                     ---------                 -------------
Variable rate revolving credit
  agreement                                                   $20,000,000               November 1, 2004
  First $20,000,000 at an interest rate of 1.9050%
      plus weighted average credit spread of .625%
  Amounts in excess of $20,000,000 had an interest rate
      ranging from 2.295% to 2.655%

Interest Rate Swaps
-------------------
Notional amount                                               $20,000,000               June 1, 2006
  Pay fixed/Receive variable - 1.8975%
     Pay fixed interest rate - 6.25%

Fiscal 2001:
------------
Liability
---------
Variable rate revolving credit
  agreement                                                   $23,750,000               November 1, 2004
  First $20,000,000 at an interest rate of 4.00%
      plus weighted average credit spread of .625%
  Amounts in excess of $20,000,000 had an interest rate
      ranging from 4.455% to 7.68%

Interest Rate Swaps
-------------------
Notional amount                                               $20,000,000               June 1, 2006
  Pay fixed/Receive variable - 4.00%
     Pay fixed interest rate - 6.25%

        The Company has a sales office located in Canada. Sales are typically denominated in Canadian dollars, thereby creating exposures to changes in exchange rates. The changes in the Canadian/U.S. exchange rate may positively or negatively affect the Company’s sales, gross profits and retained earnings. The Company attempts to minimize currency exposure risk through working capital management. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Immediately following are the consolidated balance sheets of the Company and its subsidiaries as of June 29, 2002 and June 30, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 29, 2002, the notes thereto, and the independent auditors’ report.

Knape & Vogt Manufacturing Company and Subsidiaries
Consolidated Statements of Operations

   ========================================================================================================================
   Year Ended                                                   June 29, 2002        June 30, 2001         July 1, 2000
   ------------------------------------------------------------------------------------------------------------------------

   Net Sales                                                    $ 131,868,842        $ 143,912,863        $ 152,905,868

   Cost of Sales                                                  101,799,505          110,350,007          116,145,055
   ------------------------------------------------------------------------------------------------------------------------

   Gross Profit                                                    30,069,337           33,562,856           36,760,813
   ------------------------------------------------------------------------------------------------------------------------

   Expenses
        Selling                                                    17,121,333           17,681,717           16,637,045
        Administrative and general                                  4,650,657            5,453,784            5,590,980
        Restructuring and impairment of assets                        935,000              300,000              105,000
   ------------------------------------------------------------------------------------------------------------------------

   Total Expenses                                                  22,706,990           23,435,501           22,333,025
   ------------------------------------------------------------------------------------------------------------------------

   Operating Income                                                 7,362,347           10,127,355           14,427,788
   ------------------------------------------------------------------------------------------------------------------------

   Other Expenses (Income)
        Interest                                                    1,484,868            1,611,942            1,407,239
        Other, net                                                    (34,567)             (66,652)             (26,181)
   ------------------------------------------------------------------------------------------------------------------------

   Total Other Expenses                                             1,450,301            1,545,290            1,381,058
   ------------------------------------------------------------------------------------------------------------------------

   Income Before Income Taxes                                       5,912,046            8,582,065           13,046,730

   Income Taxes                                                     2,123,000            2,967,000            4,623,000
   ------------------------------------------------------------------------------------------------------------------------

   Net Income                                                   $   3,789,046        $   5,615,065        $   8,423,730
   ========================================================================================================================

   Basic Earnings Per Share                                     $        0.83        $        1.22        $        1.80
   ========================================================================================================================
   Basic Weighted-Average Shares Outstanding                        4,569,942            4,616,881            4,679,918
   ------------------------------------------------------------------------------------------------------------------------

   Diluted Earnings Per Share                                   $        0.83        $        1.22        $        1.80
   ========================================================================================================================
   Diluted Weighted-Average Shares Outstanding                      4,569,942            4,618,250            4,684,125
   ------------------------------------------------------------------------------------------------------------------------

   Dividends Per Share
        Common stock                                            $        .660        $        .660        $        .615
        Class B common stock                                    $        .600        $        .600        $        .559
   ------------------------------------------------------------------------------------------------------------------------
                                                         See accompanying notes to consolidated financial statements.

Knape & Vogt Manufacturing Company and Subsidiaries
Consolidated Balance Sheets

====================================================================================================================

                                                                                June 29, 2002       June 30, 2001
--------------------------------------------------------------------------------------------------------------------

Assets

Current Assets
     Cash                                                                    $      5,430,543    $      2,113,940
     Accounts receivable, less allowances of $755,000 and $561,000,
          respectively                                                             17,025,929          17,822,214
     Refundable income taxes                                                                -             136,832
     Inventories                                                                   13,162,145          14,290,096
     Prepaid expenses                                                               1,530,967           1,436,107
        Net assets held for sale                                                            -           1,698,521
--------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                               37,149,584          37,497,710
--------------------------------------------------------------------------------------------------------------------

Property and Equipment
     Land and improvements                                                          1,175,615           1,175,115
     Buildings                                                                     16,095,973          16,041,892
        Machinery and equipment                                                    62,930,700          60,288,479
     Construction in progress                                                         537,677           2,044,247
--------------------------------------------------------------------------------------------------------------------

                                                                                   80,739,965          79,549,733
     Less accumulated depreciation                                                 43,479,535          38,524,582
--------------------------------------------------------------------------------------------------------------------

Net Property and Equipment                                                         37,260,430          41,025,151
--------------------------------------------------------------------------------------------------------------------

Goodwill, net of accumulated amortization of $1,099,000 and
            $735,000, respectively                                                  4,772,837           5,137,697
--------------------------------------------------------------------------------------------------------------------

Prepaid Pension Cost                                                                8,416,900           5,896,250
--------------------------------------------------------------------------------------------------------------------

Other Assets                                                                          291,667             246,585
--------------------------------------------------------------------------------------------------------------------

                                                                             $     87,891,418    $     89,803,393
====================================================================================================================
                                                        See accompanying notes to consolidated financial statements.

Knape & Vogt Manufacturing Company and Subsidiaries
Consolidated Balance Sheets

============================================================================================================================

                                                                                         June 29, 2002      June 30, 2001
----------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current Liabilities
     Accounts payable                                                                 $      9,849,513    $    10,366,596
     Accruals:
         Income taxes                                                                           28,401                  -
         Accrued compensation                                                                2,057,635          2,063,900
         Accrued customer rebates and cooperative advertising                                2,764,828          1,730,905
         Other                                                                               5,263,396          4,870,706
----------------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                   19,963,773         19,032,107

Other Retirement Benefits                                                                    4,539,268          4,560,288

Long-Term Debt                                                                              20,000,000         23,750,000

Deferred Income Taxes                                                                        5,573,000          4,785,000

Interest Rate Swap Agreement                                                                 1,602,158            543,301
----------------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                           51,678,199         52,670,696
----------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
     Stock:
         Common, $2 par - 6,000,000 shares authorized; 2,272,754 and 2,277,921 issued        4,545,508          4,555,842
         Class B common, $2 par - 4,000,000 shares authorized; 2,244,398 and 2,339,920
              issued                                                                         4,488,796          4,679,840
         Preferred - 2,000,000 shares authorized and unissued                                        -                  -
     Additional paid-in capital                                                              7,550,062          8,502,727
     Unearned stock grant                                                                      (94,500)           (94,500)
     Accumulated other comprehensive loss                                                   (2,154,460)        (1,476,092)
     Retained earnings                                                                      21,877,813         20,964,880
----------------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                                  36,213,219         37,132,697
----------------------------------------------------------------------------------------------------------------------------

                                                                                      $     87,891,418    $    89,803,393
============================================================================================================================
                                                        See accompanying notes to consolidated financial statements.

Knape & Vogt Manufacturing Company and Subsidiaries
Consolidated Statements of Stockholders' Equity

=================================================================================================================================

                                                                                       Accumulated
                                                        Additional     Restricted            other
                                            Common         paid-in         stock     comprehensive       Retained
                                             stock         capital        grants     income (loss)       earnings           Total
---------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1999                 $ 8,622,750   $   4,409,415   $         -   $      (478,606)  $ 19,205,226  $   31,758,785
Comprehensive income:
    Net income                                   -               -             -                 -      8,423,730       8,423,730
    Foreign currency translation
       adjustment                                -               -             -            (9,019)             -               -
    Minimum SERP adjustment, net of
       tax benefit of $353,000                   -               -             -          (681,952)             -               -
                                                                                     ----------------
    Other comprehensive loss                     -               -             -          (690,971)             -        (690,971)
                                                                                     ----------------               ---------------
Comprehensive income                             -               -             -                 -              -       7,732,759
                                                                                                                    ---------------
Cash dividends                                   -               -             -                 -     (2,741,146)     (2,741,146)
10% stock dividend                         841,308       5,783,992                                     (6,631,421)         (6,121)
Stock issued under stock option plan        26,610         173,623             -                 -              -         200,233
Tax benefit from exercise
       of stock options                          -           8,671             -                 -              -           8,671
Stock grants issued                         12,000          82,500       (94,500)                -              -               -
Repurchase and retirement of
       shares of common stock             (271,258)     (1,975,293)            -                 -              -      (2,246,551)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, July 1, 2000                    9,231,410       8,482,908       (94,500)       (1,169,577)    18,256,389      34,706,630
Comprehensive income:
    Net income                                   -               -             -                 -      5,615,065       5,615,065
    Foreign currency translation
       adjustment                                -               -             -           (47,557)             -               -
    Minimum SERP adjustment, net of
       tax benefit of $53,000                    -               -             -            94,343              -               -
    Loss on derivative instrument, net of
       tax benefit of $190,000                   -               -             -          (353,301)             -               -
                                                                                     ----------------
    Other comprehensive loss                     -               -             -          (306,515)             -        (306,515)
                                                                                     ----------------               ---------------
Comprehensive income                             -               -             -                 -              -       5,308,550
                                                                                                                    ---------------
Cash dividends                                   -               -             -                 -     (2,906,574)     (2,906,574)
Restricted stock issued                      3,296          21,787             -                 -              -          25,083
Stock issued under stock option plan         3,656          12,266             -                 -              -          15,922
Tax benefit from exercise
       of stock options                          -           3,623             -                 -              -           3,623
Repurchase and retirement of
      shares of common stock                (2,680)        (17,857)            -                 -              -         (20,537)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2001                   9,235,682       8,502,727       (94,500)       (1,476,092)    20,964,880      37,132,697
Comprehensive income:
    Net income                                   -               -             -                 -      3,789,046       3,789,046
    Foreign currency translation
       adjustment                                -               -             -               930              -               -
    Minimum SERP adjustment, net of
       tax benefit of $4,000                     -               -             -             8,559              -               -
    Loss on derivative instrument, net of
       tax benefit of $371,000                   -               -             -          (687,857)             -               -
                                                                                     ----------------
    Other comprehensive loss                     -               -             -          (678,368)             -        (678,368)
                                                                                     ----------------               ---------------
Comprehensive income                             -               -             -                 -              -       3,110,678
                                                                                                                    ---------------
Cash dividends                                   -               -             -                 -     (2,876,113)     (2,876,113)
Restricted stock issued                      1,634           8,979             -                 -              -          10,613
Repurchase and retirement of
      shares of common stock              (203,012)       (961,644)            -                 -              -      (1,164,656)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 29, 2002                 $ 9,034,304   $   7,550,062   $   (94,500)  $    (2,154,460)  $ 21,877,813  $   36,213,219
===================================================================================================================================
                                                        See accompanying notes to consolidated financial statements.

Knape & Vogt Manufacturing Company and Subsidiaries
Consolidated Statements of Cash Flows

=========================================================================================================================

                                                                          June 29,         June 30,          July 1,
Year Ended                                                                    2002             2001             2000
-------------------------------------------------------------------------------------------------------------------------

Operating Activities
     Net income                                                        $   3,789,046    $   5,615,065    $   8,423,730
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation of fixed assets                                      6,260,983        5,758,085        5,027,282
         Amortization of other assets                                        432,310          582,562          835,306
         Increase (decrease) in deferred income taxes                      1,153,000          700,000         (308,000)
         Increase (decrease) in supplemental retirement benefits              (8,311)         224,150          299,101
         Increase in prepaid pensions                                     (2,519,499)      (2,629,211)      (1,175,341)
         Restructuring and impairment of assets                              935,000          300,000          105,000
         Loss on disposal of property and equipment                          305,279          352,978           37,855
         Changes in operating assets and liabilities (net of
              acquisition):
                  Accounts receivable                                      1,030,341        2,773,260       (1,045,595)
                  Refundable income taxes                                    132,065                -                -
                  Inventories                                              1,127,951          802,297       (1,692,041)
                  Other current assets                                         8,947         (222,605)         683,326
                  Accounts payable                                          (495,865)      (2,182,455)       2,515,619
                  Accruals                                                 1,203,046       (3,285,887)       3,563,704
-------------------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                            13,354,293        8,788,239       17,269,946
-------------------------------------------------------------------------------------------------------------------------

Investing Activities
     Additions to property and equipment                                  (3,935,470)      (9,282,239)      (9,112,810)
     Proceeds from sales of property and equipment                         1,784,925            7,301            4,330
     Net cash paid for acquisition                                                 -         (505,745)      (5,309,674)
     Other, net                                                             (112,532)         (11,228)         328,332
-------------------------------------------------------------------------------------------------------------------------

     Net cash used for investing activities                               (2,263,077)      (9,791,911)     (14,089,822)
-------------------------------------------------------------------------------------------------------------------------

Financing Activities
     Proceeds from issuance of common stock                                        -           15,922          200,233
        Repurchase and retirement of common stock                         (1,164,656)         (20,537)      (2,246,551)
     Dividends paid                                                       (2,876,113)      (2,906,574)      (2,747,267)
     Borrowings/(repayments) on long-term debt                            (3,750,000)       3,700,000        2,350,000
-------------------------------------------------------------------------------------------------------------------------

     Net cash provided by (used for) financing activities                 (7,790,769)         788,811       (2,443,585)
-------------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash                                       16,156          (22,821)          (5,919)
-------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                                            3,316,603         (237,682)         730,620

Cash, beginning of year                                                    2,113,940        2,351,622        1,621,002
-------------------------------------------------------------------------------------------------------------------------

Cash, end of year                                                      $   5,430,543    $   2,113,940    $   2,351,622
=========================================================================================================================

Supplemental Information:
      Interest paid                                                    $   1,512,746    $   1,598,162    $   1,383,957
      Income taxes paid                                                    2,015,000        3,757,130        4,345,000
=========================================================================================================================
                                                     See accompanying notes to consolidated financial statements.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

1.	Nature of Operations	Knape & Vogt Manufacturing Company and its wholly owned subsidiaries (the Company) design, manufacture and distribute kitchen and bath storage solutions and office products for original equipment manufacturers, specialty distributors, hardware chains and major home centers. During fiscal 2002, the Company aligned itself into two sales segments: Office Products and Home and Commercial Products. Products are sold worldwide through the Company’s own sales personnel and through independent sales representatives. The Company is headquartered in Grand Rapids, Michigan.

2.	Summary of Significant Accounting Policies	Principles of Consolidation

The consolidated financial statements include the accounts of Knape & Vogt Manufacturing Company and its wholly owned domestic and foreign subsidiaries. All material intercompany balances, transactions and stockholdings have been eliminated in consolidation.

The Company utilizes a 52- or 53-week fiscal year, which ends on the Saturday nearest the end of June. The fiscal years ended June 29, 2002, June 30, 2001 and July 1, 2000 each contained 52 weeks.

Revenue Recognition and Concentration of Credit Risk

The Company recognizes revenue upon shipment of products to customers. No single customer accounts for more than 10% of consolidated sales. The Company performs ongoing credit evaluations and maintains reserves for potential credit losses.

Shipping and Handling Costs

Shipping and handling costs that are charged to and reimbursed by the customer are recognized as revenue, while the related expenses incurred by the Company are recorded as cost of sales in the consolidated statements of operations.

Foreign Currency Translation

The accounts of the foreign subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. Assets and liabilities are translated at year-end exchange rates. Income and expense accounts are translated at average exchange rates in effect during the year. Translation adjustments resulting from fluctuations in the exchange rates are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity. Foreign exchange gains were $30,335 in fiscal 2002, $40,291 in fiscal 2001 and $51,643 in fiscal 2000.

Financial Instruments

The carrying amounts of the Company’s financial instruments, which consist of cash, receivables, bank revolving credit agreement and accounts payable, approximate their fair values.

Derivative Financial Instruments

During fiscal 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138. These statements establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as an asset or liability measured at its current fair value and that changes in a derivative’s fair value be recognized currently in the determination of net income unless specific hedge accounting criteria are met. Adoption of these statements is described in detail in Note 7.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

The Company uses an interest rate swap agreement to modify a portion of the variable rate revolving line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement is designated as a hedge, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Amounts currently due to or from interest rate swap counter parties are recorded in interest expense in the period in which they accrue. The derivative was recognized as a liability on the balance sheet at its fair value of $1,602,158 at June 29, 2002 and $543,301 at June 30, 2001.

Inventories

Inventories are stated at the lower of FIFO (first-in, first-out) cost or market.

Property, Equipment and Depreciation

Property and equipment are stated at cost and depreciated, for financial reporting purposes, using the straight-line method over the estimated useful lives of the assets. For income tax purposes, accelerated depreciation methods and shorter useful lives are used. Management estimates that the cost to complete the items classified in construction in progress at June 29, 2002 was approximately $467,000. Estimated depreciable lives are as follows: land and improvements, 3 to 20 years; buildings, 3 to 40 years; machinery and equipment, 3 to 20 years.

Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for the disposal of a segment of a business. The Company adopted SFAS No. 144 in the current fiscal year. The cumulative effect of adoption did not have a material effect on the operations of the Company.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses and is amortized using the straight-line method over periods ranging from 15 to 40 years. Other intangibles consist primarily of trademarks, brand names and patents that are being amortized using the straight-line method over periods up to 15 years.

Self-Insurance

The Company is partially self-insured for workers’ compensation and certain employee health benefits. The Company is self-insured for environmental issues. The Company purchases stop-loss coverage in order to limit its exposure to any significant levels of workers’ compensation or employee health benefit claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company’s own historical experience.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

Income Taxes

The Company accounts for certain income and expense items in different periods for financial reporting and income tax purposes. The Company utilizes the liability method to account for deferred income taxes by applying statutory tax rates in effect at the balance sheet date to differences between the financial reporting and tax basis of assets and liabilities. The resulting deferred tax liabilities or assets are adjusted to reflect changes in tax laws or rates by means of charges or credits to income tax expense.

Advertising and Customer Rebates

In 2001, the Emerging Issues Task Force (EITF) released its consensus on Issue No. 00-22, Accounting for Certain “Points” and Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future and Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. These consensuses provided guidance on the classification of expenses related to customer rebate, cooperative advertising and buydown programs. Adoption of these consensuses by the Company resulted in reclassifying the expenses for these programs to a component of net sales. Costs incurred for advertising, including costs incurred under cooperative advertising programs with customers, are expensed as incurred. Cooperative advertising costs are recorded as a reduction of gross sales. Advertising expense was $1,889,000 in 2002, $684,000 in 2001, and $1,038,000 in 2000.

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
                                                                      2002            2001           2000
                        ---------------------------------- ---------------- --------------- --------------
                        Numerators:
                          Numerator for both basic and
                          diluted EPS, net income               $3,789,046      $5,615,065     $8,423,730
                        ---------------------------------- ---------------- --------------- --------------
                        Denominators:
                          Denominator for basic EPS,
                          weighted-average common
                          shares outstanding                     4,569,942       4,616,881      4,679,918
                          Potentially dilutive shares
                          resulting from stock option
                          plans                                          -           1,369          4,207
                        ---------------------------------- ---------------- --------------- --------------
                          Denominator for diluted EPS            4,569,942       4,618,250      4,684,125
                        ================================== ================ =============== ==============

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.
                                                                      2002            2001           2000
                        ---------------------------------- ---------------- --------------- --------------
                        Exercise Price
                        $13.64                                      19,254          20,410              -
                        $14.09                                      19,800          20,350              -
                        $16.74                                       9,988          10,594         11,192
                        $18.18                                       9,075           9,625         10,725
                        $26.54                                      61,413               -              -

Comprehensive Income

Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholders’ equity.

New Accounting Standards

In June 2001, the FASB finalized SFAS No. 141, Business Combinations (SFAS 141). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

The Company’s previous business combinations were accounted for using the purchase method.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for the Company in fiscal 2003. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests at least annually in accordance with SFAS 142. Other intangible assets will continue to be amortized over their contractual lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net earnings of approximately $237,000 ($0.05 per diluted share) per year. The Company has performed the first of the required impairment tests of goodwill as of the first day of fiscal 2003 and has determined that the effect of these tests on the earnings and financial position of the Company will not be significant in 2003.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

Reclassifications Certain prior year information has been reclassified to conform to the current year presentation.

3.	Restructuring and Impairment of Assets	During fiscal 2000, the Company offered a powder coat facility for sale. As a result of this decision, the related assets of $1,698,521 were transferred to the category “Net Assets Held for Sale” and a loss of $.1 million was recorded based upon a buy/sell agreement. In addition, the Company listed a facility in Muncie, Indiana for sale. Both of these facilities were offered for sale following the Company’s decision to consolidate its manufacturing facilities. Based upon new information obtained during the third quarter of fiscal 2001 regarding the current fair market value of the facilities held for sale, the Company recorded an additional impairment loss of $300,000 pre-tax. During the second quarter of fiscal 2002, both facilities were sold. No additional losses were recorded upon the sale of the facilities.

During the fourth quarter of fiscal 2002, the Company recorded an impairment charge of $690,000 in accordance with SFAS 144 for certain precision drawer slide tooling. While the Company will continue to produce the drawer slides, the estimated future cash flows associated with sales of this particular product line were less than the cost of the tooling recorded.

During the fourth quarter of fiscal 2002, the Company also decided to reduce its workforce in its Grand Rapids, Michigan facility. Those reductions were committed to by top management prior to the fiscal year end and occurred during the month of July 2002. The Company recorded $245,000 in severance costs at June 29, 2002.

4.	Acquisition	On October 1, 1999, the Company acquired substantially all of the assets of Idea. Idea designed, manufactured and marketed ergonomic products, including adjustable keyboard mechanisms, keyboard and computer mouse platforms, wrist rests and CPU holders. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on their estimated fair values at the date of the acquisition. The cost of the acquisition in excess of net identifiable assets acquired has been recorded as goodwill and has been amortized using the straight-line method based on a 15-year life. The Company will discontinue the amortization of goodwill in fiscal 2003, upon adoption of the provisions of SFAS No. 142 (see the discussion in Note 2).

The terms of the Idea acquisition agreement provided for additional consideration to be paid if Idea’s sales exceeded certain targeted levels. The maximum amount of contingent consideration was $550,000 payable through 2001. In calendar year 1999, the additional consideration payment was $44,255 and in calendar year 2000, the remaining contingent consideration was earned and paid. All additional consideration paid was recorded as goodwill.

The results of the acquisition were not material to the Company’s consolidated operating results, therefore pro forma financial statements have not been prepared.

5.	Inventories	Inventories are summarized as follows:

                                                                       June 29,2002     June 30, 2001
                        --------------------------------------------------------------------------------
                        Finished products                           $     8,767,282    $    9,916,080
                        Work in process                                   1,728,418         1,608,544
                        Raw materials                                     2,666,445         2,765,472
                        --------------------------------------------------------------------------------

                                                                    $    13,162,145    $   14,290,096
                        ================================================================================

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

6.	Long-Term Debt	The Company has a revolving credit agreement that provides for up to $45,000,000 in borrowings through November 1, 2004. At June 29, 2002, there was a $20,000,000 balance outstanding under this agreement. The interest rate on the outstanding balance was 6.875%, which was the fixed rate under the interest rate swap agreement plus an additional 62.5 basis points credit spread. The interest rate is adjusted to market rates at the end of each interest period and is based on the LIBOR rate or, at the Company’s option, several other common indices. The agreement requires the Company to pay a non-use fee on amounts not outstanding under the credit facility. At June 29, 2002, the non-use fee was .150%. Both the interest rate and the non-use fees on this agreement fluctuate according to the ratio of the Company’s funded debt to EBITDA (earnings before interest, income taxes, depreciation and amortization). Compensating balances are not required by this agreement. The Company is required under this agreement, as amended, to maintain certain financial ratios and, at June 29, 2002, was in compliance with these covenants.

7.	Derivative Financial Instruments	The Company has entered into an interest rate swap agreement designated as a partial hedge of the Company's variable rate revolving credit agreement. The purpose of this swap is to fix the interest rate on the variable rate debt and reduce the exposure to interest rate fluctuations. At June 29, 2002, the Company had an interest rate swap with a notional amount of $20,000,000. Under this agreement, the Company will pay the counterparty interest at a fixed rate of 6.25%, and the counterparty will pay the Company interest at a variable rate equal to LIBOR. The LIBOR rate on this agreement was 1.8975% at June 29, 2002. The notional amount does not represent an amount exchanged by the parties, and thus is not a measure of exposure of the Company. The variable rate is subject to change over time as LIBOR fluctuates.

Neither the Company nor the counterparty, which is a major U.S. bank, is required to collateralize its obligation under the swap. The Company is exposed to loss if the counterparty should default. At June 29, 2002, the Company had no exposure to credit loss on the interest rate swap. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, results of operations or cash flows of the Company.

The Company has recognized an after-tax loss of $687,857 in fiscal 2002 and $353,301 in fiscal 2001 in other comprehensive income. The loss is made up of the following components:

                                                           June 29, 2002                 June 30, 2001
                                                         Pre-Tax      After-Tax      Pre-Tax      After-Tax
                        ------------------------------ ------------- ------------- ------------- -------------
                        Cumulative effect of a
                        change in accounting
                        principle, as of July 1, 2000  $          -   $         -    $  797,871   $   518,616
                        Change in fair value of
                        interest rate swap                (344,273)     (223,356)   (1,311,839)     (852,851)
                        Settlement to interest
                        expense                           (714,584)     (464,501)      (29,333)      (19,066)
                        ------------------------------ ------------- ------------- ------------- -------------
                        Other comprehensive income     $(1,058,857)   $ (687,857)    $(543,301)   $ (353,301)
                        ------------------------------ ------------- ------------- ------------- -------------

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

8.	Lease Commitments	The Company leases certain real property and equipment under operating lease agreements, which expire at various dates through fiscal 2007.

Annual minimum rental payments required under all noncancelable-operating leases are as follows: 2003-$441,000; 2004-$264,000; 2005-$72,000; 2006-$21,000; 2007-$3,000. Rent expense under all operating leases was approximately $868,000, $749,000 and $629,000 in fiscal 2002, 2001 and 2000, respectively.

9.	Retirement Plans	The Company has several noncontributory defined benefit pension plans and defined contribution plans covering substantially all of its employees. The defined benefit plans provide benefits based on the participants’ years of service. The Company’s funding policy for defined benefit plans is to make annual contributions, which equal or exceed regulatory requirements. The assets of the defined benefit plans consist primarily of equity securities, debt securities and cash equivalents. The pension and profit-sharing plans at June 29, 2002 and June 30, 2001 held a combined total of 284,637 shares of the Company’s Class B common stock.

The postretirement health-care plan covers substantially all employees. The plan is unfunded and contributory. During fiscal 2002, the Company amended the plan to place a cap on the Company paid portion of health-care premiums for retirees.

                                                                                    Postretirement
                                                              Pension Benefits      Health-Care Benefits
                        ------------------------------------------------------------------------------------
                                                             2002         2001          2002         2001
                        ------------------------------------------------------------------------------------
                        Change in benefit obligations
                        Benefit obligations at
                            beginning of year         $14,559,092  $13,569,998    $3,198,946   $2,893,226
                        Service cost                      330,579      318,999       174,406      184,055
                        Interest cost                   1,056,040    1,005,090       230,373      211,427
                        Actuarial losses                  641,073      471,253     1,638,012      192,192
                        Benefits paid                    (798,263)    (777,180)     (477,035)    (281,954)
                        Plan amendment                          -            -    (2,894,847)           -
                        Other                                   -      (29,068)            -            -
                        ------------------------------------------------------------------------------------
                        Benefit obligation at end of
                        year                          $15,788,521  $14,559,092    $1,869,855   $3,198,946
                        ------------------------------------------------------------------------------------
                        Change in plan assets
                        Fair value of plan assets
                        at beginning of year          $14,702,734  $14,199,763       $     -      $     -
                        year
                        Actual return on plan assets     (520,320)  (1,341,126)            -            -
                        Employer contributions          2,665,670    2,867,811       477,035      281,954
                        Benefits paid                    (798,263)    (777,180)     (477,035)    (281,954)
                        Other                            (104,482)    (246,534)            -            -
                        ------------------------------------------------------------------------------------
                        Fair value of plan assets at
                        end of year                   $15,945,339  $14,702,734       $     -      $     -
                        ------------------------------------------------------------------------------------
                        Funded status                    $154,414     $143,642   $(1,869,855) $(3,198,946)
                        Unrecognized transition amount    (88,950)    (144,977)      480,376      528,413
                        Unrecognized net actuarial
                            loss                        7,536,151    4,946,945     2,787,251    1,279,527
                        Unrecognized prior service        815,285      954,049    (2,783,857)           -
                        cost
                        ------------------------------------------------------------------------------------
                        Prepaid (accrued) benefit cost $8,416,900   $5,899,659   $(1,386,085) $(1,391,006)
                        ------------------------------------------------------------------------------------
                        Weighted -average assumptions
                        Discount rate                       7.25%         7.5%         7.25%         7.5%
                        Expected return on plan assets       8.5%         8.5%           N/A          N/A
                        ------------------------------------------------------------------------------------

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

The net periodic benefit cost related to the defined benefit pension plans is made up of the following components:

                                                                                        Postretirement
                                                               Pension Benefits         Health-Care Benefits
                        -----------------------------------------------------------------------------------------------
                                                        2002        2001        2000      2002        2001      2000
                        -----------------------------------------------------------------------------------------------
                        Service cost                $330,579    $318,999    $298,385  $174,406    $184,055  $127,919
                        Interest cost              1,056,040   1,005,090     908,750   230,373     211,427   189,623
                        Expected return on plan
                        assets                    (1,389,192) (1,193,512) (1,080,874)        -           -         -
                        Net amortization             152,033     104,630     189,155    67,335     107,331   102,610
                        -----------------------------------------------------------------------------------------------

                        Net periodic pension cost   $149,460    $235,207    $315,416  $472,114    $502,813  $420,152
                        ===============================================================================================
The health care cost trend rate used to determine the postretirement health-care benefit obligation was 5.25% for 2002 and will remain at this level going forward. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health-care cost trend rates would have the following effect:

                        One-Percentage Point                               Increase          Decrease
                        -------------------------------------------------------------------------------
                        Effect on total of service and interest
                            cost components                         $        52,112    $      (42,810)
                        Effect on postretirement health-care
                            benefit obligation                              456,891          (361,969)
The Company also has a nonqualified supplemental retirement program for designated officers of the Company, which includes death and disability benefits. The plan is funded from the general assets of the Company. The pension benefit obligation and pension expense under this plan are as follows:

                                                                    2002           2001          2000
                        ----------------------------------- ------------- -------------- -------------
                        Pension benefit obligation            $3,153,183     $3,167,304    $3,318,204
                        Pension expense                          326,753        328,027       343,131
The Company's Board of Directors annually approves contributions to the defined contribution plans. Expense for the discretionary profit-sharing plan amounted to $750,261, $768,590 and $673,344 in fiscal 2002, 2001 and 2000, respectively.

The Company also provides a 401(k) plan for all of its employees. Employees may contribute up to 15 percent of their pay. For all hourly employees, the Company will match 50 percent of the first 4 percent that an employee contributes. The amount expensed for the Company match provision of the plan was $246,229, $274,798 and $143,791 in fiscal 2002, 2001 and 2000, respectively.

10.	Income Taxes	The components of income before income taxes consist of:

                                                           June 29,          June 30,         July 1,
                        Year Ended                             2002              2001            2000
                        --------------------------------------------------------------------------------
                        United States                  $  5,722,943     $   7,950,175    $ 12,056,990
                        Foreign                             189,103           631,890         989,740
                        --------------------------------------------------------------------------------

                        Income before income taxes     $  5,912,046     $   8,582,065    $ 13,046,730
                        ================================================================================

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

Income tax expense (benefit) consists of:

                                                          June 29,         June 30,           July 1,
                        Year Ended                            2002             2001              2000
                        --------------------------------------------------------------------------------
                        Current:
                            United States            $     716,000    $   2,208,000    $    4,600,000
                            State and local                 12,000           59,000           331,000
                        --------------------------------------------------------------------------------

                        Total current                      728,000        2,267,000         4,931,000
                        --------------------------------------------------------------------------------
                        Deferred:
                            United States                1,266,000          403,000          (723,000)
                            Foreign                         83,000          278,000           427,000
                            State and local                 46,000           19,000           (12,000)
                        --------------------------------------------------------------------------------

                        Total deferred                   1,395,000          700,000          (308,000)
                        --------------------------------------------------------------------------------

                        Income tax expense           $   2,123,000    $   2,967,000    $    4,623,000
                        ================================================================================
The difference between the federal statutory tax rate and the effective tax rate on continuing operations was as follows:

                                                            June 29,        June 30,        July 1,
                        Year Ended                              2002            2001           2000
                        ----------------------------------------------------------------------------
                        Federal income taxes at the
                               statutory rate          $   2,010,000   $   2,918,000   $   4,436,000
                        Foreign earnings taxed at
                               foreign statutory rate         19,000          57,000          99,000
                        State and local income taxes          19,000          25,000         104,000
                        Other                                 75,000         (33,000)        (16,000)
                        --------------------------------------------------------------------------------

                        Income tax expense             $   2,123,000   $   2,967,000   $   4,623,000
                        ================================================================================
The sources of the net deferred income tax liability were as follows:

                                                                      June 29, 2002     June 30, 2001
                        --------------------------------------------------------------------------------
                        Property and equipment                      $     7,544,000    $    6,971,000
                        Pension accrual                                   3,022,000         1,990,000
                        Net operating loss carryforward                           -           (72,000)
                        Supplemental retirement plan                     (1,058,000)         (999,000)
                        Benefit related accruals                           (983,000)         (989,000)
                        Inventory reserves                                 (883,000)         (263,000)
                        Rebates, advertising and royalty accrual           (704,000)         (562,000)
                        Derivative instrument                              (561,000)         (190,000)
                        Basis differences                                         -        (1,436,000)
                        Other                                              (804,000)          335,000
                        --------------------------------------------------------------------------------

                                                                    $     5,573,000    $    4,785,000
                        ================================================================================
For Canadian tax purposes, the Company has net operating losses expiring through 2005 totaling approximately $1,345,000, which has been fully reserved through a valuation allowance.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

11.	Stock Option Plans	The 1987 Stock Option Plan provided for the grant to key employees of the Company options, which provided the ability to purchase shares of common stock. Options were granted at or above the market price of the Company’s common stock on the date of the grant, were exercisable from that date and terminated 10 years from the grant date. The plan, as amended in October 1991 and in October 1994, authorized a total of 300,000 shares to be available for issuance under the plan. Grants can no longer be made under the 1987 Stock Option Plan.

Under the Company’s 1997 Stock Incentive plan, up to 660,000 shares of the Company’s common stock are available for issuance. Issuance can be in the form of stock options or restricted stock; however, no more than 55,000 shares can be issued as restricted stock. Stock options can be granted as incentive stock options or nonqualified stock options. The number of shares of common stock subject to an option granted to a participant under this plan is determined based on the amount of the participant’s election under the EVA bonus plan. Each participant may elect to receive options by electing to forego a portion of the cash bonus that may be earned by the participant, with the option price determined in accordance with the plan. The exercise price per share of common stock purchasable under an option is a single fixed exercise price equal to 100% of the fair market value of the common stock at the award date increased by a fixed percentage (based on U.S. Treasury Securities plus 2% less a projected dividend yield) compounded annually over the term of the option. In general, the options vest three years after the date the option was granted and expire five years after the grant date. During fiscal 2002, no options were granted to participants. In fiscal 2001, 281,145 options were granted to participants at an exercise price of $18.48 per share. Included in the 198,206 options issued in 2000 are 27,500 options granted to William Dutmers, Chairman and CEO, which are not part of the 1997 Stock Incentive Plan (as explained below).

Transactions under the plans are as follows:

                                            Weighted-                Weighted-                Weighted-
                                              Average                  Average                  Average
                                June 29,     Exercise    June 30,     Exercise     July 1,     Exercise
Year Ended                          2002        Price        2001        Price        2000        Price
----------------------------- ----------- ------------ ----------- ------------ ----------- ------------
Options outstanding,
    beginning of year            563,214       $18.73     305,151       $18.64     176,931       $18.41
Granted                                -            -     281,145        18.48     198,206        19.04
Exercised                              -            -     (1,828)        14.45    (14,637)        13.78
Forfeited                       (14,366)       $16.34    (21,254)        18.92    (55,349)        20.32
----------------------------- ----------- ------------ ----------- ------------ ----------- ------------

Options outstanding at end
    of year                      548,848       $18.80     563,214       $18.73     305,151       $18.64
----------------------------- ----------- ------------ ----------- ------------ ----------- ------------

Options exercisable at end
    of year                      119,530       $20.94      65,974       $14.83      72,574       $14.73
Options available for
    grant, end of year           175,262                  169,570                  214,639
----------------------------- ----------- ------------ ----------- ------------ ----------- ------------

Weighted-average fair
    value of options
    granted during the year            -                    $1.96                    $2.84
----------------------------- -----------              -----------              -----------

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

A summary of stock options outstanding at June 29, 2002 follows:

                                                 Outstanding                             Exercisable
                                                                             Weighted-
                                                                              Average
                                                                Weighted-    Remaining
                                                                 Average    Contractual                 Weighted-
                                                                Exercise       Life                      Average
                             Price Ranges           Shares        Price       (Years)      Shares     Exercise Price
                        ------------------------ ------------- ------------ ------------ ------------ ---------------

                        $12.50 - $14.50                66,554       $14.10          2.1       39,054          $13.87
                        $16.50 - $18.50               420,881       $18.41          3.5       19,063          $17.42
                        $26.50 - $28.50                61,413       $26.54          1.0       61,413          $26.54
                                                 -------------                           ------------
                                                      548,848       $18.80          2.0      119,530          $20.94
                                                 =============                           ============
The Company accounts for its stock option plans in accordance with APB Opinion 25, Accounting for Stock Issued to Employees. Since the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of the grant, no compensation cost is recognized under APB Opinion 25. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to provide pro forma information regarding net income and earnings per share as if compensation costs for the Company’s stock option plan had been determined using a fair value based estimate. The Company uses the Black-Scholes option-pricing model to determine the fair value of each option at the grant date with the following weighted average assumptions:

                                                                                    2001       2000
                        -----------------------------------------------------------------------------
                        Dividends per share                                    $    0.66  $   0.615
                        Expected volatility                                       0.2707     0.3241
                        Risk-free interest rate                                    6.25%      5.81%
                        Expected lives                                               4.0        4.1
                        =============================================================================
Under the accounting provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                               2002          2001         2000
                        -----------------------------------------------------------------------------------------
                        Net income:
                            As reported                                $  3,789,046   $ 5,615,065  $ 8,423,730
                            Pro forma                                     3,789,046     5,064,021    7,670,547
                        Earnings per share:
                            As reported                                $       0.83   $      1.22  $      1.80
                            Pro forma                                          0.83          1.10         1.64
                        =========================================================================================
Of the 660,000 shares available for issuance under the 1997 Stock Incentive Plan, no more than 55,000 shares may be issued as restricted stock. The Executive Compensation Committee, subject to the approval of the Board of Directors, determines the eligible persons to whom restricted shares are granted and the price (if any) to be paid by the participant, the conditions under which the participants’ interest in the stock may be forfeited and the period of time during which the participant is not permitted to sell, transfer, pledge, or assign the shares of the restricted stock awarded under this Plan. Except as provided above, upon issuance of the restricted stock, the participant will have all the rights of a shareholder with respect to the shares, including the right to vote them and to receive all dividends and other related distributions. If termination of employment occurs within the restricted period, all shares of stock still subject to restriction will vest or be forfeited in accordance with the terms and conditions established by the Committee.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

On February 1, 2000, Mr. Dutmers was granted 6,600 shares of restricted common stock and the option to purchase an additional 27,500 shares of the Company’s common stock at a price of $14.43 per share. The grant and the options will vest if the Company achieves specific financial objectives within a five-year performance period. During the performance period, the grantee may vote and receive dividends on the restricted shares, but the shares are subject to transfer restrictions and are forfeited if the grantee terminates employment or the Company does not achieve its financial objectives.

12.	Stockholders’ Equity	The Company has three classes of stock: common stock, Class B common stock and unissued preferred stock. Each share of common stock entitles the holder thereof to one vote on all matters submitted to the shareholders. Each share of Class B common stock entitles the holder to 10 votes on all such matters, except that the holders of common stock are entitled to elect, voting separately as a class, at least one-quarter of the Company’s directors to be elected at each meeting held for the election of directors. In all other instances, holders of common stock and Class B common stock vote together, except for matters affecting the powers, preferences or rights of the respective classes or as otherwise required under the Michigan Business Corporation Act. With respect to dividend rights, each share of common stock is entitled to cash dividends at least 10% higher than those payable on each share of Class B common stock. Class B common stock is subject to certain restrictions on transfer, but is convertible into common stock on a share-for-share basis at any time.

On April 14, 2000, the Board of Directors declared a 10% stock dividend of the Company’s common stock and Class B common stock. On May 19, 2000, shareholders received one additional share of stock for each 10 shares held. All per share data and weighted average shares outstanding have been restated to reflect the 10% stock dividend.

The Company has a stock repurchase program under which it purchased 101,506 shares during fiscal 2002 with the price per share ranging from approximately $10 to $13. At June 29, 2002, the Company has remaining authorization to repurchase an additional 274,482 shares.

13.	Business Segments	During the third quarter of fiscal 2002, the Company announced its decision to realign its sales, marketing and new product development efforts around two business segments: Office Products and Home and Commercial Products. The Office Products segment develops, markets and distributes its hardware and idea@WORK™ brand of ergonomic products primarily to office furniture OEMs and office furniture dealers. The Home and Commercial Products segment develops, markets and distributes hardware, kitchen and storage solutions primarily to retailers, specialty distributors and kitchen OEM’s. These products include the Real Solutions for Real Life™ brand of storage products. The Company substantially completed this realignment of its structure during the fourth quarter of fiscal 2002.

The following segment information is a summary of the Company’s operations by operating segment for the past three fiscal years. Segment revenue has been provided on a comparative basis. Due to the reorganization of the Company, restatement of prior years’ remaining operating segment results is impracticable. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

Consolidated Industry Segment Information:

                                                                       Home and
                                                         Office       Commercial     Corporate    Consolidated
                                                        Products       Products      and Other        Total
                                                      -------------- -------------- ------------- --------------
                        Year Ended June 29, 2002:
                          Gross  sales to external
                             customers                  $39,875,143    $96,447,668  $         -    $136,322,811
                          Total assets                    6,749,662     24,963,471    56,178,285     87,891,418
                          Capital expenditures               56,295        164,466     3,714,709      3,935,470
                        Year ended June 30, 2001:
                          Gross sales to external
                             customers                  $48,101,846   $100,632,666  $         -    $148,734,512
                        Year ended July 1, 2000:
                          Gross sales to external
                             customers                  $40,593,729   $117,142,545  $         -    $157,736,274
Geographic information related to net sales, based on location of our customers, and long-lived assets are summarized between domestic and foreign locations as follows:

                        Year Ended                       June 29, 2002   June 30, 2001     July 1, 2000
                        ------------------------------- ---------------- --------------- -----------------
                        Net sales:
                          United States                     116,336,049     126,940,678       135,231,609
                          Canada                              9,552,947      10,106,340        10,461,654
                          Other foreign                       5,979,846       6,865,845         7,212,605
                        Fixed assets:
                          United States                      37,260,430      41,025,151        38,361,863
                          Canada                                      -               -                 -
                          Other foreign                               -               -                 -
The Company does not believe that it is dependent upon any single customer, since none accounts for more than 10% of consolidated net sales or operating income.
14.	Quarterly Results (Unaudited)	The table below sets forth summary unaudited information on a quarterly basis for the Company.

                        Year Ended June 29, 2002    1st Quarter   2nd Quarter    3rd Quarter   4th Quarter
                        -----------------------------------------------------------------------------------
                        Net sales                   $33,089,191   $31,153,768    $33,142,872   $34,483,011
                        Gross profit                  7,126,055     6,767,196      7,056,248     9,119,838
                        Operating income              1,770,698     1,471,016      1,714,281     2,406,352
                        Net income                      905,628       744,500        844,627     1,294,291
                        Earnings per share-basic          $0.20         $0.16          $0.19         $0.29
                        Earnings per share-diluted        $0.20         $0.16          $0.19         $0.29
                        Cash dividend-common stock  $     0.165   $     0.165    $     0.165   $     0.165
                        Cash dividend-Class B
                        common stock                $      0.15   $      0.15    $      0.15   $      0.15
                        -----------------------------------------------------------------------------------

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

                        Year Ended June 30, 2001    1st Quarter   2nd Quarter    3rd Quarter   4th Quarter
                        -----------------------------------------------------------------------------------
                        Net sales                   $37,766,995   $36,711,446    $34,496,063   $34,938,359
                        Gross profit                  9,271,640     8,611,313      7,507,734     8,172,169
                        Operating income              3,714,363     2,882,376      1,256,483     2,274,133
                        Net income                    2,180,895     1,615,572        562,791     1,255,807
                        Earnings per share-basic    $      0.47   $      0.35    $      0.12   $      0.27
                        Earnings per share-diluted  $      0.47   $      0.35    $      0.12   $      0.27
                        Cash dividend-common stock  $     0.165   $     0.165    $     0.165   $     0.165
                        Cash dividend-Class B
                        common stock                $      0.15   $      0.15    $      0.15   $      0.15
                        -----------------------------------------------------------------------------------
15.	Commitments and Contingencies	In September 1998 when the Company sold The Hirsh Company, the purchaser assumed the lease for the facility located in Skokie, Illinois. The Company guaranteed all of the lease obligations to the landlord through the expiration of the lease in August 2000. During fiscal 2000, the purchaser defaulted on the lease agreement. In May 2000, the landlord filed suit in the Cook County, Illinois Circuit Court against the purchaser and the Company as the guarantor. The claim is for unpaid rent, unpaid property taxes, building repairs and legal costs.

The Company was sued in the Kent County, Michigan Circuit Court in 1997 by a former employee seeking additional benefits under an executive retirement plan. The Circuit Court ruled in favor of the plaintiff, but in June 2002, the Circuit Court was reversed on the Company’s appeal to the Michigan Court of Appeals. The plaintiff has filed a delayed request for leave to appeal to the Michigan Supreme Court. In August 2002, the plaintiff filed a lawsuit seeking these retirement benefits in the Federal District Court for the Western District of Michigan.

Canada Customs and Revenue Agency (“CCRA”) has performed an audit of the Company’s sales to its wholly owned subsidiary, Knape & Vogt Canada. Results from a joint review by the Company and its customs broker indicate that the Company may be liable for the underpayment of duties in a range estimated from $150,000 to $350,000 on certain customs transactions. The Company has made an accrual within the range of the estimated liability. The Company has also received a determination from CCRA that Knape & Vogt Canada is not the importer of record. The Company is appealing the determination letter and believes that based on the information available at this time, any additional liability pertaining to this issue will not have a material adverse effect on the Company’s earnings.

The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of its business.

In the opinion of management, based on the information presently known and taking into account established accruals of approximately $1,285,000 at June 29, 2002, the ultimate liability for these matters would not have a material adverse effect on the Company’s financial position or the results of its operations.

Independent Auditors’ Report

Board of Directors
Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheet of Knape & Vogt Manufacturing Company and subsidiaries as of June 29, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 29, 2002. Our audit also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Knape & Vogt Manufacturing Company and subsidiaries at June 29, 2002 and the results of their operations and their cash flows for the year ended June 29, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche, LLP
Grand Rapids, Michigan
July 26, 2002

Independent Auditors’ Report

Board of Directors
Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Knape & Vogt Manufacturing Company and subsidiaries as of June 30, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knape & Vogt Manufacturing Company and subsidiaries at June 30, 2001, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ BDO Seidman, LLP
Grand Rapids, Michigan
July 26, 2001

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 8, 2002, the Company’s Board of Directors approved of a change in its independent accountant from BDO Seidman LLP (“BDO”) to Deloitte & Touche LLP (“Deloitte”) based upon the recommendation of the Audit Committee. BDO’s report on the Company’s financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During 2000, 2001, and a portion of 2002, preceding the Board’s decision to change independent accountants, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreement(s), if not resolved, would have caused BDO to refer to the matter of the disagreement(s) in connection with its reports. During that same period of time, there were no reportable events as described in item 304(a)(1)(b) of the Securities and Exchange Commission’s Regulation S-K.

PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Directors of Registrant. Information relating to directors and director nominees of the Company, contained in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held October 11, 2002, and filed pursuant to Regulation 14A, is incorporated herein by reference.

        Executive Officers of Registrant. Information relating to the executive officers of the Company is included in Part I of this Form 10-K.

ITEM 11--EXECUTIVE COMPENSATION

        The information under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," and "Aggregated Stock Option Exercises in Fiscal 2002 and Year End Option Values," is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 11, 2002, filed pursuant to Regulation 14A.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information under the captions "Voting Securities and Principal Shareholders" and "Directors and Nominees" is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 11, 2002, filed pursuant to Regulation 14A.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the caption "Directors and Nominees" is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held October 11, 2002, filed pursuant to Regulation 14A.

PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements
The following financial statements, all of which are set forth in Item 8, are filed as part of this report.
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Independent Auditors' Reports

Page Number in 10-K Report 16 17-18 19 20 21-34 35-36
(2) Financial Statement Schedule
The following financial statement schedule and related Independent Auditors’ Report on such schedule are included in this Form 10-K on the pages noted.
Schedule II -- Independent Auditors' Report Valuation and Qualifying Accounts and Reserves	Page Number in 10-K Report 39 40
All other schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.
(3) Exhibits
Reference is made to the Exhibit Index, which is found on page 42 of this Form 10-K Annual Report.
(b) Reports on Form 8-K
No reports on Form 8-K were filed during the fourth quarter of the year ended June 29, 2002.

Independent Auditors’ Report on Schedule

Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

We have audited the financial statements of Knape & Vogt Manufacturing Company as of June 29, 2002 and for the year then ended, and have issued our report thereon dated July 26, 2002, which is contained in Item 8 of this Form 10-K. Our audit also included the financial statement schedule of Knape & Vogt Manufacturing Company listed in Item 14. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche, LLP
Grand Rapids, Michigan
July 26, 2002

Knape & Vogt Manufacturing Company and Subsidiaries
Schedule II - Valuation and Qualifying Accounts and Reserves

             Column A                  Column B        Column C         Column D        Column E
----------------------------------- --------------- ---------------- ---------------- --------------
                                       Balance        Charged to                         Balance
                                      beginning        costs and                         end of
Description                           of period       expenses(1)     Deductions(1)      period
----------------------------------- --------------- ---------------- ---------------- --------------
Year ended June 29, 2002:
 Allowances deducted from
  Assets:
    Accounts receivable for:
      Doubtful accounts                  $ 447,000        $ 489,000        $ 303,000      $ 633,000
      Cash discounts                       114,000            8,000                -        122,000
                                    --------------- ---------------- ---------------- --------------
                                         $ 561,000        $ 497,000        $ 303,000      $ 755,000
   Inventory obsolescence               $1,015,000        $ 949,000        $ 525,000     $1,439,000

Year ended June 30, 2001:
 Allowances deducted from
  Assets:
    Accounts receivable for:
      Doubtful accounts                  $ 409,000        $ 438,000         $ 400,000     $ 447,000
      Cash discounts                       147,000                -            33,000       114,000
                                    --------------- ---------------- ----------------- -------------
                                         $ 556,000        $ 438,000         $ 433,000     $ 561,000
   Inventory obsolescence                $ 910,000        $ 422,000         $ 317,000    $1,015,000

Year ended July 1, 2000:
 Allowances deducted from
  Assets:
    Accounts receivable for:
      Doubtful accounts                   $ 242,000      $ 187,000         $20,000        $ 409,000
      Cash discounts                        147,000              -               -          147,000
----------------------------------- ---------------- -------------- --------------- ----------------
                                          $ 389,000      $ 187,000         $20,000        $ 556,000
   Inventory obsolescence                $1,095,000      $ 168,000        $353,000        $ 910,000

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNAPE & VOGT MANUFACTURING COMPANY
By	/s/ William R. Dutmers William R. Dutmers, Chairman of the Board and Chief Executive Officer
By	/s/ Leslie J. Cummings Leslie J. Cummings, Vice President of Finance and Treasurer

Date:  August 28, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 28, 2002, by the following persons on behalf of the registrant in the capacities indicated.

/s/ William R. Dutmers William R. Dutmers, Chairman of the Board and Chief Executive Officer	/s/ John E. Fallon John E. Fallon, Director
/s/ Thomas A. Hilborn Thomas A. Hilborn, Director	/s/ Michael J. Kregor Michael J. Kregor, Director
/s/ Richard S. Knape Richard S. Knape, Director	/s/ Robert J. Knape Robert J. Knape, Director
/s/ Gregory Lambert Gregory Lambert, Director	/s/ Christopher Norman Christopher Norman, Director

KNAPE & VOGT MANUFACTURING COMPANY
ANNUAL REPORT - FORM 10-K

EXHIBIT INDEX

3(a)	Certificate of Amendment to the Articles of Incorporation, and the Restated Articles of Incorporation of the Company, which were filed as Exhibit 3(a) of the Registrant’s Form 10-K Annual Report for the fiscal year ended June 30, 1987, are incorporated by reference.

3(b)	Bylaws as amended April 23, 1999, filed as Exhibit 3.1 of the Registrant’s Form 10-Q Third Quarter Report for the fiscal year June 30, 1999, are incorporated by reference.
10(a)	Supplemental Executive Retirement Plan, which was filed as Exhibit 10 of the Registrant’s Form 10-K Annual Report for the fiscal year ended June 30, 1981, is incorporated by reference.
10(b)	Knape & Vogt Manufacturing Company 1987 Stock Option Plan, effective October 16, 1987, which was filed as Exhibit I to Registrant’s definitive Proxy Statement dated September 23, 1987, is incorporated by reference.

10(c)	Knape & Vogt Manufacturing Company Employees' Retirement Savings Plan (July 1, 1989 Restatement), as amended, which was filed as Exhibit 99 to Registrant's Registration Statement on Form S-8 (Reg. No. 33-88212), is incorporated by reference.

10(d)	Loan agreement with Old Kent Bank dated June 1, 1999, which was filed as Exhibit 10(d) of the Registrant’s Form 10-K Annual Report for the fiscal year ended June 30, 1999, is incorporated by reference.

10(e)	First amendment dated October 29, 1999, to Loan agreement with Old Kent Bank, filed as Exhibit 10.1 of the Registrant’s Form 10-Q Second Quarter Report for the fiscal year July 1, 2000, is incorporated by reference.

10(f)	Second amendment dated May 31, 2002, to Loan agreement with Fifth Third Bank, filed herewith.
10(g)	Interest swap agreement with Bank One dated June 1, 1999, which was filed as Exhibit 10(e) of the Registrant’s Form 10-K Annual Report for the fiscal year ended June 30, 1999, is incorporated by reference.

10(h)	Knape & Vogt Manufacturing Company 1997 Stock Incentive Plan, which was filed as Appendix A to the Registrant’s proxy statement dated September 17, 1997, is incorporated by reference.
10(i)	Restricted Share Grant Agreement dated February 1, 2000, between Knape & Vogt Manufacturing Company and William R. Dutmers, filed as Exhibit 10.1 of the Registrant’s Form 10-Q Third Quarter Report for the fiscal year July 1, 2000, is incorporated by reference.

10(j)	Stock Option Agreement for Nonqualified Stock Option dated February 1, 2000, between Knape & Vogt Manufacturing Company and William R. Dutmers, filed as Exhibit 10.2 of the Registrant’s Form 10-Q Third Quarter Report for the fiscal year July 1, 2000, is incorporated by reference.

21	Subsidiaries of Registrant.
23(a)	Consent of Deloitte & Touche, LLP, independent public accountants.
23(b)	Consent of BDO Seidman LLP, independent public accountants.
99.1	Certificate of the Chairman of the Board and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of the Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 21

SCHEDULE OF SUBSIDIARIES OF KNAPE & VOGT MANUFACTURING COMPANY

Knape & Vogt Canada, Inc. (organized under the laws of Ontario, Canada)

Feeny Manufacturing Company (organized under the laws of Michigan)

EXHIBIT 23 (a)

INDEPENDENT AUDITORS’ CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-20227, 33-43794, 33-88206 and 33-88212 of Knape & Vogt Manufacturing Company on Form S-8 of our report dated July 26, 2002, appearing in this Annual Report on Form 10-K of Knape & Vogt Manufacturing Company for the year ended June 29, 2002.

/s/ Deloitte & Touche, LLP
Grand Rapids, Michigan
August 28, 2002

EXHIBIT 23 (b)

Consent of Independent Certified Public Accountants

We consent to the incorporation by reference in Registration Statement Nos. 33-20227, 33-43794, 33-88206 and 33-88212 of Knape & Vogt Manufacturing Company on Form S-8 of our report dated July 26, 2001, appearing in the Annual Report on Form 10-K of Knape & Vogt Manufacturing Company for the year ended June 30, 2001.

/s/ BDO Seidman, LLP
Grand Rapids, Michigan
August 28, 2002

Exhibit 10(f)

SECOND AMENDMENT TO LOAN AGREEMENT

        THIS SECOND AMENDMENT TO LOAN AGREEMENT (the “Amendment”), is made as of May 31, 2002, by and between KNAPE & VOGT MANUFACTURING COMPANY, as a Michigan corporation (the “Borrower”) and FIFTH THIRD BANK (formerly OLD KENT BANK), a Michigan banking corporation (the “Bank”).

R E C I T A L S :

A.	Borrower and Bank have signed a Loan Agreement, dated as of June 1, 1999 and amended October 29, 1999 (the "Loan Agreement"), providing for Bank to extend to Borrower a revolving bank credit of up to $45,000,000;

B.	Borrower and Bank wish to amend the Loan Agreement on the terms and conditions set forth in this Agreement.

NOW, THEREFORE, THE PARTIES AGREE AS FOLLOWS:

1. Restatement of Warranties and Representations. Borrower hereby confirms to Bank that the warranties and representations set forth in the Loan Agreement were true, accurate and complete when made and remain true, accurate and complete as of the date of this Amendment.
        2.      No Events of Default; Compliance with Covenants. Borrower hereby confirms and acknowledges to Bank that no event of default has occurred under the Loan Agreement as of the date of this Amendment, and that as of the date of this Amendment, Borrower has complied with all of the affirmative and negative covenants set forth in the Loan Agreement.
3. Covenants.

(a)	Section 4.7 of the Loan Agreement is amended in its entirety to read as follows:
	4.7	Maintain a ratio of Funded Debt to EBITDA of not more than 3.25 to 1.0
(b)	Section 4.9 of the Loan Agreement is amended in its entirety to read as follows:
4.9	Maintain consolidated Stockholders’ Equity of not less than $28,000,000 on and after June 30, 1999, increasing on each June 30 thereafter by 50% of Borrower’s consolidated net income, computed in accordance with GAAP for Borrower’s fiscal year ending on that June 30.

4. Letters of Credit. Subject to the terms and conditions set forth below, Bank may, in its sole discretion, at any time and from time to time until the Termination Date provided in the Revolving Credit Note, at the request of Borrower, issue standby and documentary letters of credit (“Letters of Credit”) for the account of Borrower, provided that the aggregate outstanding amounts of the Revolving Credit Loans, outstanding Letters of Credit and the unreimbursed draws under Letters of Credit may not exceed the Revolving Credit Commitment. The issuance by Bank of Letters of Credit is subject to the following terms and conditions:

(a)	each letter of credit shall expire not later than three (3) business days prior to the Termination Date;
(b)	for each letter of credit requested, Borrower shall sign and properly complete Bank’s standard Application for Irrevocable Standby Letter of Credit and Reimbursement and Security Agreement;
(c)	for each Letter of Credit, Borrower shall have paid Bank an issuance fee in an amount determined by Bank in its sole discretion; and
(d)	each outstanding Letter of Credit and all drawings under Letters of Credit for which Borrower has not reimbursed Bank shall be treated as Revolving Credit Loans under the Loan Agreement and all drawings under Letters of Credit for which Borrower has not reimbursed Bank shall bear interest at the Prime Rate provided for in the Revolving Credit Note.

5. Other Provisions Not Effected. Except as hereby amended, no other provisions of the Loan Agreement shall be amended and all provisions of the Loan Agreement, as amended, shall hereafter remain in full and effect.

6. Undefined Terms. All capitalized terms that are not defined in this Amendment shall have the meanings provided in the Loan Agreement.

IN WITNESS WHEREOF, the parties have signed and delivered this Amendment on the date set forth in the first paragraph of this Amendment.

KNAPE & VOGT MANUFACTURING COMPANY

By ________________________________________

Its ________________________________________

FIFTH THIRD BANK

By _______________________________________
George Bailey, Vice President

EXHIBIT 99-1

        I, William R. Dutmers, Chairman of the Board and Chief Executive Officer of Knape & Vogt Manufacturing Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Annual Report on Form 10-K for the fiscal year ended June 29, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Annual Report on Form 10-K for the fiscal year ended June 29, 2002 fairly presents, in all material respects, the financial condition and results of operations of Knape & Vogt Manufacturing Company.

Dated: August 28, 2002

/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

EXHIBIT 99-2

        I, Leslie J. Cummings, Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Annual Report on Form 10-K for the fiscal year ended June 29, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Annual Report on Form 10-K for the fiscal year ended June 29, 2002 fairly presents, in all material respects, the financial condition and results of operations of Knape & Vogt Manufacturing Company.

Dated: August 28, 2002

/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer