Form 10-K/A
period 2002-06-29
KNAPE & VOGT MANUFACTURING CO
filed 2002-09-11
CIK 56362

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

        Securities Authorized for Issuance Under Equity Compensation Plans. The Company had the following equity compensation plans at June 29, 2002:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (3)
Equity compensation plans approved by security holders	521,348	$19.03	175,262
Equity compensation plans not approved by security holders	27,500	$14.43	-
Total	548,848	$18.80	175,262

These equity compensation plans are more fully described in Note 11 to Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

KNAPE & VOGT MANUFACTURING COMPANY
By	/s/ William R. Dutmers William R. Dutmers, Chairman of the Board and Chief Executive Officer
By	/s/ Leslie J. Cummings Leslie J. Cummings, Vice President of Finance and Treasurer

Date: September 10, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 10, 2002, by the following persons on behalf of the registrant in the capacities indicated.

/s/ William R. Dutmers William R. Dutmers, Chairman of the Board and Chief Executive Officer	/s/ John E. Fallon John E. Fallon, Director
/s/ Thomas A. Hilborn Thomas A. Hilborn, Director	/s/ Michael J. Kregor Michael J. Kregor, Director
/s/ Richard S. Knape Richard S. Knape, Director	/s/ Robert J. Knape Robert J. Knape, Director
/s/ Gregory Lambert Gregory Lambert, Director	/s/ Christopher Norman Christopher Norman, Director

CERTIFICATIONS

I, William R. Dutmers, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended, of Knape & Vogt Manufacturing Company.
2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Dated:  September 10, 2002

/s/ William R. Dutmers William R. Dutmers, Chairman of the Board and Chief Executive Officer

I, Leslie J. Cummings, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended, of Knape & Vogt Manufacturing Company.
2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Dated:  September 10, 2002

/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer