Form 10-Q
period 2002-09-28
KNAPE & VOGT MANUFACTURING CO
filed 2002-10-28
CIK 56362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2002

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

YES     X        NO

2,276,312	common shares were outstanding as of October 25, 2002.
2,241,003	Class B common shares were outstanding as of October 25, 2002.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

INDEX

PART I.                              FINANCIAL INFORMATION                                Page No.

         Item 1.  Financial Statements.

                  Condensed Consolidated Balance Sheets
                  --September 28, 2002 and June 29, 2002.......................................2

                  Condensed Consolidated Statements of Income
                  --Three Months Ended September 28, 2002 and September 29, 2001...............3

                  Condensed Consolidated Statement of Stockholders' Equity
                  --Three Months Ended September 28, 2002......................................4

                  Condensed Consolidated Statements of Cash Flows
                  --Three Months Ended September 28, 2002 and September 29, 2001...............5

                  Notes to Condensed Consolidated Financial Statements.......................6-8

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations....................................9-10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................11

         Item 4.  Controls and Procedures.....................................................11

PART II. OTHER INFORMATION

SECTION 302 CERTIFICATIONS.................................................................14-15

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 (Unaudited)            (Audited)
                                                                Sept. 28, 2002        June 29, 2002
                                                           --------------------    -----------------
Assets

Current assets
     Cash                                                  $         6,029,634     $      5,430,543
     Accounts receivable - net                                      15,218,213           17,025,929
     Inventories                                                    14,058,718           13,162,145
     Prepaid expenses                                                1,620,564            1,530,967
                                                           --------------------    -----------------
Total current assets                                                36,927,129           37,149,584
                                                           --------------------    -----------------

Property, plant and equipment                                       81,176,936           80,739,965
Less accumulated depreciation                                       45,203,210           43,479,535
                                                           --------------------    -----------------
Net property, plant and equipment                                   35,973,726           37,260,430
                                                           --------------------    -----------------

Goodwill                                                             4,772,837            4,772,837
Prepaid pension cost                                                 8,367,454            8,416,900
Other assets                                                           282,930              291,667
                                                           --------------------    -----------------
                                                           $        86,324,076     $     87,891,418
                                                           ====================    =================

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                      $         8,931,462            9,849,513                                                                                                                       $
     Other accrued liabilities                                      10,090,329           10,114,260
                                                           --------------------     ----------------
Total current liabilities                                           19,021,791           19,963,773

Long-term debt                                                      20,000,000           20,000,000
Deferred income taxes and other long-term liabilities               12,250,356           11,714,426
                                                             ------------------      ---------------
Total liabilities                                                   51,272,147           51,678,199
                                                            -------------------     ----------------

Stockholders' Equity
Common stock (Common - 2,276,670 and 2,272,754 shares issued,
       Class B common - 2,241,245 and 2,244,398 shares issued,
       Preferred - unissued)                                         9,035,830            9,034,304
Additional paid-in capital                                           7,558,073            7,550,062
Unearned stock grant                                                   (94,500)             (94,500)
Accumulated other comprehensive income (loss):
       Foreign currency translation adjustment                        (181,612)             (85,799)
       Derivative adjustment                                        (1,600,329)          (1,041,158)
       Minimum supplemental executive retirement plan
          liability adjustment                                      (1,026,463)          (1,027,503)
Retained earnings                                                   21,360,930           21,877,813
                                                             ------------------     ----------------
Total stockholders' equity                                          35,051,929            36,213,219
                                                            -------------------     ----------------

                                                            $       86,324,076            87,891,418                                                                                                                       $
                                                            ===================     ================
See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                              Three Months Ended
                                                              ------------------

                                                    Sept. 28, 2002         Sept. 29, 2001
                                                    ----------------       ---------------

Net sales                                        $       30,998,190    $       33,089,192

Cost of sales                                            23,944,259            25,859,111
                                                 -------------------   -------------------

Gross profit                                              7,053,931             7,230,081

Selling and administrative expenses                       6,150,443             5,459,383

Severance                                                   271,325                     -
                                                 -------------------   -------------------

Operating income                                            632,163             1,770,698

Interest expense                                            357,436               400.535

Other income, net                                           (38,236)             (24,465)
                                                 -------------------   -------------------

Income before income taxes                                  312,963             1,394,628

Income taxes                                                118,000               489,000
                                                 -------------------   -------------------

Net income                                       $          194,963    $          905,628
                                                 ===================   ===================

Basic earnings per share:
Net income per share                             $             0.04    $             0.20
                                                 ===================   ===================

Weighted average shares outstanding                       4,517,458             4,616,964

Diluted earnings per share:
Net income per share                             $             0.04    $             0.20
                                                 ===================   ===================

Weighted average shares outstanding                       4,517,458             4,616,964

Cash dividend - common stock                     $             .165    $             .165

Cash dividend - Class B common stock             $              .15    $              .15

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

                                                                                       Accumulated
                                                        Additional      Unearned             other
                                            Common         paid-in         stock     comprehensive       Retained
                                             stock         capital        grants              loss       earnings           Total
----------------------------------------------------------------------------------------------------------------------------------

Balance, June 29, 2002                 $ 9,034,304   $   7,550,062   $   (94,500) $    (2,154,460)   $  21,877,813   $  36,213,219

Comprehensive income
  Net income                                     -               -             -                 -        194,963         194,963
  Foreign currency translation adjustment        -               -             -           (95,813)             -               -
  Minimum SERP adjustment                        -               -             -             1,040              -               -
  Loss on derivative instrument                  -               -             -          (559,171)             -               -
                                                                                     --------------
  Other comprehensive loss                       -               -             -          (653,944)             -        (653,944)
                                                                                                                    --------------
Comprehensive income [loss]                                                                                              (458,981)
                                                                                                                    --------------

Cash dividends                                   -               -             -                 -       (711,846)      (711,846)
Restricted stock forfeited                    (100)           (601)                                                          (701)
Restricted stock issued                      1,626           8,612             -                 -              -          10,238
------------------------------------------------------------------------------------------------------------------------------------

Balance, September 28, 2002            $ 9,035,830   $   7,558,073   $   (94,500)   $   (2,808,404)  $ 21,360,930    $ 35,051,929
====================================================================================================================================

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                       Three Months Ended
                                                                       ------------------

                                                               Sept. 28, 2002          Sept. 29, 2001
                                                            ------------------      ------------------
Operating Activities:
     Net income                                            $          194,963                 905,628                                                                                                                     $
     Non-cash items:
         Depreciation and amortization                              1,751,461               1,891,440
         Deferred income taxes                                        (60,000)                (72,000)
         Other long-term liabilities                                   92,128                 134,622
         Severance                                                    271,325                       -
         Loss on disposal of fixed assets                              56,569                  68,232
         Changes in operating assets and liabilities:
              Accounts receivable                                   1,750,486                 996,733
              Inventories                                            (896,573)               (201,024)
              Other current assets                                    (91,276)                509,431
              Accounts payable and accrued expenses                  (866,484)                226,854
                                                           -------------------      ------------------
     Net cash provided by operating activities                      2,202,599               4,459,916
                                                           -------------------      ------------------

Investing Activities:
     Additions to property, plant and equipment                    (1,014,967)             (1,488,032)
     Proceeds from sales of property, plant and equipment             215,527                 105,705
     Payments for other non-current assets                                  -                  (8,891)
                                                           -------------------      ------------------
     Net cash used for investing activities                          (799,440)             (1,391,218)
                                                           -------------------      ------------------

Financing Activities:
     Dividends paid                                                  (711,846)               (726,545)
     Repurchase and retirement of common stock                              -                 (66,174)
     Borrowings on long-term debt                                           -               9,510,000
     Payments on long-term debt                                             -             (10,980,000)
                                                           -------------------      ------------------
     Net cash used for financing activities                          (711,846)             (2,262,719)
                                                           -------------------      ------------------

Effect of Exchange Rate Changes on Cash                               (92,222)                (84,153)
                                                           -------------------      ------------------

Net Increase in Cash and Equivalents                                  599,091                 721,826

Cash and equivalents, beginning of year                             5,430,543               2,113,940
                                                           -------------------      ------------------

Cash and equivalents, end of period                        $        6,029,634               2,835,766                                                                                                                     $
                                                           ===================      ==================

Cash Paid During the Period - interest                     $          364,446                 407,403                                                                                                                     $
                            - income taxes                 $                -                  20,000                                                                                                                     $

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared reflecting all adjustments, which are, in the opinion of management, necessary for a fair statement of financial position, the results of operations and cash flow and consist of only normal recurring adjustments. Interim results are not necessarily indicative of the results for the year-end and are subject to year-end adjustments, and audit by independent public accountants. The condensed consolidated financial statements and notes should be read in conjunction with the Company’s 2002 annual report.

The Company utilizes a 52- or 53-week fiscal year, which ends on the Saturday nearest the end of June. The fiscal years ending June 29, 2002 and June 28, 2003 each contain 52 weeks. Both three-month periods ended September 28, 2002 and September 29, 2001 contained 13 weeks.

Certain prior year information has been reclassified to conform to the current year presentation.

Note 2 – New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for the Company in fiscal 2003. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests at least annually in accordance with SFAS 142. Other intangible assets will continue to be amortized over their contractual lives.

The Company adopted SFAS No. 142 in the first quarter of fiscal 2003. Application of the nonamortization provisions of SFAS No. 142 resulted in an increase in net earnings of approximately $237,000 ($0.05 per diluted share) per year. The Company performed the required impairment tests of goodwill as of the first day of fiscal 2003 and determined that the recorded goodwill was not impaired.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact in the results of operations or financial position.

Note 3 – Derivative Instrument

The Company uses an interest rate swap agreement to modify a portion of the variable rate revolving line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement is designated as a hedge, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Amounts currently due to or from interest-rate-swap-counter parties are recorded in interest expense in the period in which they accrue. The derivative was recognized as a liability on the balance sheet at its fair value of $2,462,329 at September 28, 2002 and $1,602,158 at June 29, 2002.

Note 4 - Common Stock and Per Share Information

The Company has 6,000,000 shares of common stock and 4,000,000 shares of Class B common stock authorized. All of the stock is $2 par/share.

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the periods presented:

                                               Sept. 28, 2002               Sept. 29, 2001
                                            ---------------------         --------------------
Numerators:
  Numerator for both basic and
  diluted EPS, net income                               $194,963                     $905,628
                                            =====================         ====================
Denominators:
  Denominator for both basic and
  diluted EPS, weighted-average
  common shares outstanding                            4,517,458                    4,616,964
                                            =====================         ====================

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

                                               Sept. 28, 2002               Sept. 29, 2001
                                            ---------------------         --------------------
Exercise Price
  $12.58                                                       -                        4,995
  $13.64                                                  19,254                       20,410
  $14.09                                                  19,525                       20,350
  $16.74                                                   9,988                       10,594
  $18.18                                                   9,075                        9,625
  $18.41                                                 130,279                            -
  $26.54                                                  61,413                       62,432

Note 5 - Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

                                                Sept. 28, 2002             June 29, 2002
                                                --------------             -------------
Finished products                                 $  9,748,348           $     8,767,282
Work in process                                      1,679,684                 1,728,418
Raw materials                                        2,630,686                 2,666,445
                                                    ----------          ----------------
Total                                           $  14,058,718             $   13,162,145
                                                ==============            ==============

Note 6 - Comprehensive Income

Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholders’ equity.

Comprehensive income and its components consist of the following:

Three months ended                              Sept. 28, 2002      Sept. 29, 2001
-----------------------------------------------------------------------------------
Net income                                            $194,963            $905,628
Other comprehensive income:
  Foreign currency translation adjustment              (95,813)            (98,651)
  Derivative adjustment                               (559,171)           (717,142)
  Minimum SERP liability adjustment                      1,040               1,078
                                              -----------------    ----------------
Comprehensive income (loss)                          $(458,981)            $90,913
                                              =================    ================

Other comprehensive loss related to the interest rate swap agreement consisted of the following components:

                                            Sept. 28,  2002                 Sept. 29,  2001
                                  ----------------------------------------------------------------
                                      Pre-Tax        After-Tax         Pre-Tax           After-Tax
                                  ----------------------------------------------------------------
Change in fair value of
   interest rate swap               $(641,025)      $(416,726)         $(981,225)      $(637,225)
Settlement to interest expense       (219,146)       (142,445)          (122,917)        (79,917)
                                  ----------------------------------------------------------------
Other comprehensive loss            $(860,171)      $(559,171)       $(1,104,142)     $ (717,142)
                                  ================================================================

Note 7 – Segment Information

The following table presents information about the results of operations for each of the Company’s reportable segments for the 13 weeks ended September 28, 2002 and September 29, 2001, respectively.

                                                        Home and
                                                       Commercial        Corporate and      Consolidated
                                 Office Products        Products             Other              Total
                             ----------------------------------------------------------------------------
September 28, 2002:
  Net sales                        $9,551,713        $21,446,477      $          -         $30,998,190
  Operating profit (loss)               5,128          3,119,675        (2,492,640)            632,163

September 29, 2001:
  Net sales                        10,881,060         22,208,132                 -          33,089,192
  Operating profit (loss)             (79,913)         3,095,615        (1,245,004)          1,770,698

Note 8 – Assets Held for Sale

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

Note 9 – Legal Contingencies

In September 1998 when the Company sold The Hirsh Company, the purchaser assumed the lease for the facility located in Skokie, Illinois. The Company guaranteed all of the lease obligations to the landlord through the expiration of the lease in August 2000. During fiscal 2000, the purchaser defaulted on the lease agreement. In May 2000, the landlord filed suit in the Cook County, Illinois Circuit Court against the purchaser and the Company as the guarantor. The claim is for unpaid rent, unpaid property taxes, building repairs and legal costs. On September 25, 2002, a settlement agreement was reached among the parties. Under the settlement, the Company will make a cash payment to the plaintiff in the amount of $300,000, which had been previously accrued on the balance sheet.

The Canada Customs and Revenue Agency (“CCRA”) has performed an audit of the Company’s sales to its wholly-owned subsidiary, Knape & Vogt Canada. Preliminary results from a joint review by the Company and its customs broker indicate that the Company will be liable for certain customs transactions, however, the amount of any such potential liability is unknown at this time. The Company is defending its position that Knape & Vogt Canada is the importer of record for all Knape & Vogt goods shipped into Canada and management believes, that based on the information available at this time, any liability owed to the CCRA will not have a material adverse effect on the Company’s earnings.

The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of business.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the first quarter of fiscal 2003 were $31.0 million compared to $33.1 million for the same period in the prior year. The decline in net sales of 6.3% reflects the start-up of a consignment inventory program in one market channel of the Home and Commercial division, along with the continued economic downturn in the office furniture market.

During the first quarter of fiscal 2003, the Home and Commercial division had net sales of $21.4 million compared to $22.2 million in the first quarter of fiscal 2002. The launch of the consignment inventory program resulted in a one-time reduction of gross sales of approximately $1.5 million. While the start of the program lowered sales in the first quarter of fiscal 2003, management believes that it will strengthen KV’s position in this key market channel and will ultimately lead to expanded sales opportunities. During the first quarter of fiscal 2003, the Company began to realize sales from its recently introduced new products in this market including the 4 X 4 Pocket Door ™ drawer slide, the Fins & Bins™ and the Wine Wall™.

The Office Products division had net sales of $9.6 million for the first quarter of fiscal 2003, compared to $10.9 million for the same period in the prior year. This period over period decline of approximately 12% reflects the continued downturn in the office furniture industry as a whole, as seen in the BIFMA results for the months of July and August 2002, which showed a decline of approximately 15% in shipments. Despite the downturn in this market, the idea@WORK™ product line continued to show sales growth in the first quarter. The increased sales growth of this key product line reflected a gain in market share, along with sales from new products, such as the Mantis™ flat screen monitor arm and the Keynetix™2 adjustable keyboard.

In total, the Company had new product sales of $2.7 million in the first quarter of fiscal 2003 compared to $1.3 million in fiscal 2002.

Gross Profit

Gross profit, as a percentage of net sales, was 22.8% for the first quarter of fiscal 2003 compared to 21.9% for the same period in the prior year. The lower sales volumes in the first quarter of fiscal 2003 made it more difficult for the Company to fully leverage its fixed overhead costs, however, the Company has been successful in maintaining its focus on lean manufacturing and lowering its costs. In addition, the gross margins have benefited from the sales of more ergonomic and Real Solutions For Real Life™ products, which have a higher profit margin.

Operating Expenses

Selling and administrative expenses, as a percentage of net sales, for the first quarter ended September 28, 2002, were 19.8% compared to 16.5% in the same period in the prior year. The increase from the prior year was due to the higher operating costs associated with the ergonomic product line combined with the Company’s advertising and marketing costs incurred to launch new products in both of its divisions. The Company has also incurred costs to reintroduce its line of kitchen and bath accessories under the Real Solutions For Real Life logo.

During the first quarter of fiscal 2003, the Company recorded $271,325 pre-tax of severance costs, primarily related to the resignation of two of its executive officers in August 2002.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Other Expenses

Interest expense was $357,436 for the first quarter of fiscal 2003, compared to $400,535 for the same period in the prior year. The decrease in interest expense was attributable to the lower level of borrowings during the first quarter of fiscal 2003.

Other miscellaneous income was $38,236 for the first quarter of fiscal 2003, compared to $24,465 in the prior year. The income represents royalties payments made by a third party on certain precision drawer slide patents.

Income Taxes

The effective tax rate for the quarter ended September 28, 2002, was 37.7% compared with the rate of 35.1% for the same period in the prior year. The higher rate reflects the impact of foreign tax rates and certain increases in state income tax rates.

Net Income

For the quarter ended September 28, 2002, net income was $194,963 or $0.04 per diluted share compared to $905,628 or $0.20 per diluted share for the first quarter of last year. The decrease in net income in the first quarter of fiscal 2003 was primarily attributable to the lower sales volume and higher selling costs.

Liquidity and Capital Resources

Net cash from operating activities for the first three months of fiscal 2003 provided $2,202,599 as compared to $4,459,916 for the first three months of fiscal 2002. The lower cash flow from operating activities reflects lower earnings in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. In addition, lower sales volumes during the first quarter of fiscal 2003 resulted in a lower level of purchases from the Company’s vendors, which reduced the accounts payable balance.

Capital expenditures totaled $1,014,967 for the three months ended September 28, 2002, compared to $1,488,032 for the three months ended September 29, 2001. The fiscal 2003 capital expenditures represented investments in tooling for new products, including the Hopper™ and certain precision drawer slides, along with investment in our web-based customer service application. There were no significant capital expenditure commitments at September 28, 2002. Capital expenditures are anticipated to remain at approximately the same level as depreciation.

The long-term debt balance has remained consistent at $20,000,000, when compared to June 29, 2002.

Anticipated cash flows from operations and available balances on the revolving credit line are expected to be adequate to fund working capital, capital expenditures, stock repurchases and dividend payments.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, which include changes in the foreign currency exchange rate as measured against the U.S. dollar and changes in U.S. interest rates. The Company holds a derivative instrument in the form of an interest rate swap, which is viewed as a risk management tool and is not used for trading or speculative purposes. The intent of the interest rate swap is to effectively fix the interest rate on part of the borrowings under the Company’s variable rate revolving credit agreement. The derivative was recognized as a liability on the balance sheet at its fair value of $2,462,329 at September 28, 2002 and $1,602,158 at June 29, 2002.

Quantitative disclosures relating to financial instruments and debt are included in the tables below.

The following table provides information on the Company’s fixed maturity investments as of September 28, 2002 that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Liability                                              Amount                   Maturity Date
------------------                                   ---------                  -------------
Variable rate revolving credit
  agreement                                        $20,000,000                  November 1, 2004
First $20,000,000 at an interest rate
  of 1.805% plus weighted average
  credit spread of .625%

Interest Rate Swap
------------------
Notional amount                                    $20,000,000                  June 1, 2006
  Pay fixed/Receive variable - 1.80625%
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

Item 4. Controls and Procedures

(a)	Evaluations of Disclosure Controls and Procedures
In order to ensure that the information that we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, William R. Dutmers, and our Vice President of Finance and Treasurer, Leslie J. Cummings, have reviewed and evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this Form 10-Q Quarterly Report (the "Evaluation Date")), and have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are appropriate and that no changes are required at this time.

(b)	Changes in Internal Controls
There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

In September 1998 when the Company sold The Hirsh Company, the purchaser assumed the lease for the facility located in Skokie, Illinois. The Company guaranteed all of the lease obligations to the landlord through the expiration of the lease in August 2000. During fiscal 2000, the purchaser defaulted on the lease agreement. In May 2000, the landlord filed suit in the Cook County, Illinois Circuit Court against the purchaser and the Company as the guarantor. The claim is for unpaid rent, unpaid property taxes, building repairs and legal costs. On September 25, 2002, a settlement agreement was reached among the parties. Under the settlement, the Company will make a cash payment to the plaintiff in the amount of $300,000, which had been previously accrued on the balance sheet.

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 99.1 - Certification of William R. Dutmers, Chaiman of the Board and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 - Certification of Leslie J. Cummings, Vice President of Finance and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K A Current Report on Form 8-K for August 16, 2002, was filed with the Securities and Exchange Commission under Item 9 to report on Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knape & Vogt Manufacturing Company (Registrant)

Date: October 28, 2002	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

Date: October 28, 2002	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer

CERTIFICATION

I, William R. Dutmers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Knape & Vogt Manufacturing Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant's disclosure controls and procedures as a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors:

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6.	The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Leslie J. Cummings, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Knape & Vogt Manufacturing Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant's disclosure controls and procedures as a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors:

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6.	The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer

EXHIBIT 99-1

I, William R. Dutmers, Chairman of the Board and Chief Executive Officer of Knape & Vogt Manufacturing Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the three months ended September 28, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, and
(2)	the information contained in the Quarterly Report on Form 10-Q for the three months ended September 28, 2002 fairly presents, in all material respects, the financial condition and results of operations of Knape & Vogt Manufacturing Company.

Date: October 28, 2002	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

EXHIBIT 99-2

I, Leslie J. Cummings, Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the three months ended September 28, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, and
(2)	the information contained in the Quarterly Report on Form 10-Q for the three months ended September 28, 2002 fairly presents, in all material respects, the financial condition and results of operations of Knape & Vogt Manufacturing Company.

Date: October 28, 2002	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer