Form 10-Q
period 2002-12-28
KNAPE & VOGT MANUFACTURING CO
filed 2003-01-27
CIK 56362

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 2002

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

YES     X        NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES                NO     X

2,283,505	common shares were outstanding as of January 23, 2003
2,232,980	Class B common shares were outstanding as of January 23, 2003

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

INDEX

Page No.

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements.
Condensed Consolidated Balance Sheets
--December 28, 2002 and June 29, 2002..............................................................................................

Condensed Consolidated Statements of Income
--Six Months and Three Months Ended December 28, 2002 and December 29, 2001........................

Condensed Consolidated Statement of Stockholders' Equity
--Six Months Ended December 28, 2002..............................................................................................

Condensed Consolidated Statements of Cash Flows
--Six Months Ended December 28, 2002 and December 29, 2001.......................................................

Notes to Condensed Consolidated Financial Statements.....................................................................
		2 3 4 5 6-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations..............	10-12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk............................................................	13
Item 4.	Controls and Procedures......................................................................................................................	13
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings.................................................................................................................................	14
Item 4.	Submission of Matters to a Vote of Security Holders........................................................................	14
Item 6.	Exhibits and Reports on Form 8-K.....................................................................................................	15
SIGNATURES .............................................................................................................................................................................		16
SECTION 302 CERTIFICATIONS ..........................................................................................................................................		17-18

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     (Unaudited)
                                                                                Dec. 28, 2002        June 29, 2002
                                                                          --------------------    -----------------
Assets
Current assets
     Cash                                                                 $         6,673,395     $      5,430,543
     Accounts receivable - net                                                     14,489,652           17,025,929
     Inventories                                                                   13,890,279           13,162,145
     Prepaid expenses                                                               1,175,221            1,530,967
                                                                          --------------------    -----------------
Total current assets                                                               36,228,547           37,149,584
                                                                          --------------------    -----------------

Property, plant and equipment                                                      81,217,801           80,739,965
Less accumulated depreciation                                                      46,533,235           43,479,535
                                                                          --------------------    -----------------
Net property, plant and equipment                                                  34,684,566           37,260,430
                                                                          --------------------    -----------------

Goodwill                                                                            4,772,837            4,772,837
Prepaid pension cost                                                                8,362,000            8,416,900
Other assets                                                                          295,604              291,667
                                                                          --------------------    -----------------

                                                                          $        84,343,554     $     87,891,418
                                                                          ====================    =================

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                                     $         8,052,932            9,849,513                                                                                                   $
     Other accrued liabilities                                                      8,545,994           10,114,260
                                                                          --------------------     ----------------
Total current liabilities                                                          16,598,926           19,963,773

Long-term debt                                                                     20,000,000           20,000,000
Deferred income taxes and other long-term liabilities                              12,585,245           11,714,426
                                                                          --------------------     ----------------
Total liabilities                                                                  49,184,171           51,678,199
                                                                          --------------------     ----------------

Stockholders' Equity
Common stock (Common - 2,284,014 and 2,272,754 shares issued,
       Class B common - 2,233,301 and 2,244,398 shares issued,
       Preferred - unissued)                                                        9,034,630            9,034,304
Additional paid-in capital                                                          7,553,339            7,550,062
Unearned stock grant                                                                  (94,500)             (94,500)
Accumulated other comprehensive income (loss):
       Foreign currency translation adjustment                                       (169,426)             (85,799)
       Derivative adjustment                                                       (1,639,422)          (1,041,158)
       Minimum supplemental executive retirement plan
          liability adjustment                                                     (1,026,590)          (1,027,503)
Retained earnings                                                                  21,501,352           21,877,813
                                                                          --------------------     ----------------
Total stockholders' equity                                                        35,159,383            36,213,219
                                                                          --------------------     ----------------

                                                                          $       84,343,554            87,891,418                                                                                                   $
                                                                          ====================     ================

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                          For the Six Months Ended                 For the Three Months Ended
                                                          ------------------------                 --------------------------

                                                    Dec. 28, 2002         Dec. 29, 2001        Dec. 28, 2002         Dec. 29, 2001
                                                   ---------------       ---------------      ---------------       ---------------

Net sales                                        $      61,218,080    $       64,242,959    $      30,219,890    $       31,153,767

Cost of sales                                           47,583,496            50,147,613           23,639,237            24,288,502
                                                   ---------------       ---------------      ---------------       ---------------

Gross profit                                            13,634,584            14,095,346            6,580,653             6,865,265

Selling and administrative expenses                     11,071,891            10,853,633            4,921,448             5,394,250

Severance                                                  271,325                     -                    -                     -
                                                   ---------------       ---------------      ---------------       ---------------

Operating income                                         2,291,368             3,241,713            1,659,205             1,471,015

Other expenses                                             636,677               707,585              317,477               331,515
                                                   ---------------       ---------------      ---------------       ---------------

Income before income taxes                               1,654,691             2,534,128            1,341,728             1,139,500

Income taxes                                               608,000               884,000              490,000               395,000
                                                   ---------------       ---------------      ---------------       ---------------

Net income                                       $       1,046,691    $        1,650,128    $         851,728    $          744,500
                                                   ===============       ===============      ===============       ===============

Basic and diluted earnings per share:
Net income per share                             $            0.23    $             0.36    $            0.19    $             0.16
                                                   ===============       ===============      ===============       ===============

Weighted average shares outstanding                      4,517,472             4,606,942            4,517,480             4,596,920

Cash dividend - common stock                     $             .33    $              .33    $            .165    $             .165

Cash dividend - Class B common stock             $             .30    $              .30    $             .15    $              .15

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

                                                                                       Accumulated
                                                        Additional      Unearned             other
                                            Common         paid-in         stock     comprehensive       Retained
                                             stock         capital        grants              loss       earnings           Total
----------------------------------------------------------------------------------------------------------------------------------

Balance, June 29, 2002                 $ 9,034,304   $   7,550,062   $   (94,500)  $    (2,154,460) $  21,877,813  $   36,213,219

Comprehensive income (loss)
  Net income                                     -               -             -                 -      1,046,691       1,046,691
  Foreign currency translation adjustment        -               -             -           (83,627)             -               -
  Minimum SERP adjustment                        -               -             -               913              -               -
  Loss on derivative instrument                  -               -             -          (598,264)             -               -
                                                                                     --------------
  Other comprehensive loss                       -               -             -          (680,978)             -        (680,978)
                                                                                                                    --------------
Comprehensive income                                                                                                      365,713
                                                                                                                    --------------

Cash dividends                                   -               -             -                 -     (1,423,152)     (1,423,152)
Repurchase of common stock                  (1,200)         (4,734)                                                        (5,934)
Restricted stock forfeited                    (100)           (601)                                                          (701)
Restricted stock issued                      1,626           8,612             -                 -              -          10,238
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 28, 2002             $ 9,034,630   $   7,553,339   $   (94,500)  $    (2,835,438) $  21,501,352  $   35,159,383
------------------------------------------------------------------------------------------------------------------------------------

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                           Six Months Ended
                                                                           ----------------

                                                                  Dec. 28, 2002           Dec. 29, 2001
                                                              ------------------      ------------------
Operating Activities:
     Net income                                              $        1,046,691               1,650,128                                                                                                 $
     Non-cash items:
         Depreciation and amortization                                3,552,611               3,744,658
         Deferred income taxes                                          265,000                (257,000)
         Other long-term liabilities                                     67,682                 260,022
         Severance                                                      271,325                       -
         Loss on disposal of fixed assets                                87,615                 228,123
         Changes in operating assets and liabilities:
                  Accounts receivable                                 2,486,180               2,327,558
                  Inventories                                          (728,134)                105,513
                  Other current assets                                  354,174                  66,639
                  Accounts payable and accrued expenses              (3,238,818)               (954,082)
                                                             -------------------      ------------------
     Net cash provided by operating activities                        4,164,326               7,171,559
                                                             -------------------      ------------------

Investing Activities:
     Additions to property, plant and equipment                      (1,634,228)             (2,411,167)
     Proceeds from sales of property, plant and equipment               243,527               1,485,158
     Payments for other non-current assets                              (21,411)                (10,676)
                                                             -------------------      ------------------
     Net cash used for investing activities                          (1,412,112)               (936,685)
                                                             -------------------      ------------------

Financing Activities:
     Dividends paid                                                  (1,423,152)             (1,450,759)
     Repurchase and retirement of common stock                           (5,934)               (502,384)
     Borrowings on long-term debt                                             -                       -
     Payments on long-term debt                                               -              (3,750,000)
                                                             -------------------      ------------------
     Net cash used for financing activities                          (1,429,086)             (5,703,143)
                                                             -------------------      ------------------

Effect of Exchange Rate Changes on Cash                                 (80,276)                (90,930)
                                                             -------------------      ------------------

Net Increase in Cash and Equivalents                                  1,242,852                 440,801

Cash and equivalents, beginning of year                               5,430,543               2,113,940
                                                             -------------------      ------------------

Cash and equivalents, end of period                          $        6,673,395               2,554,741                                                                                                 $
                                                             ===================      ==================

Cash Paid During the Period - interest                       $          710,862                 791,310                                                                                                 $
                            - income taxes                   $                -               1,390,000                                                                                                 $

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared reflecting all adjustments, which are, in the opinion of management, necessary for a fair statement of financial position, results of operations and cash flow and consist of only normal recurring adjustments. Interim results are not necessarily indicative of the results for the year-end and are subject to year-end adjustments, and audit by independent public accountants. The condensed consolidated financial statements and notes should be read in conjunction with the Company’s 2002 annual report.

The Company utilizes a 52- or 53-week fiscal year, which ends on the Saturday nearest the end of June. The fiscal years ending June 29, 2002 and June 28, 2003 each contain 52 weeks. Both six-month periods contained 26 weeks and ended on December 28, 2002 and December 29, 2001.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the results of operations or financial position.

Note 3 – Derivative Instrument

The Company uses an interest rate swap agreement to modify a portion of the variable rate revolving line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement is designated as a hedge, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Amounts currently due to or from interest-rate-swap-counter parties are recorded in interest expense in the period in which they accrue. The derivative was recognized as a liability on the balance sheet at its fair value of $2,521,422 at December 28, 2002 and $1,602,158 at June 29, 2002.

Note 4 — Common Stock and Per Share Information

The Company has 6,000,000 shares of common stock and 4,000,000 shares of Class B common stock authorized. All of the stock is $2 par/share.

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the periods presented:

                                                   For the six months ended                    For the three months ended
                                                   ------------------------                    --------------------------
                                              Dec. 28, 2002        Dec. 29, 2001          Dec. 28, 2002           Dec. 29, 2001
                                            -----------------    -----------------    --------------------    --------------------
Numerators:
  Numerator for both basic and
  diluted EPS, net income                         $1,046,691           $1,650,128                $851,728                $744,500
                                            =================    =================    ====================    ====================
Denominators:
  Denominator for both basic and
  diluted EPS,weighted-average
  common shares outstanding                        4,517,472            4,606,942               4,517,480               4,596,920
                                            =================    =================    ====================    ====================

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

                                                Dec. 28, 2002                 Dec. 29, 2001
                                            ---------------------         --------------------
Exercise Price
  $12.58                                                       -                        4,995
  $13.64                                                  13,396                       20,410
  $14.09                                                   9,900                       20,350
  $16.74                                                   7,870                       10,594
  $18.18                                                   7,150                        9,625
  $18.41                                                 130,240                            -
  $26.54                                                  61,413                       62,432

Note 5 — Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

                                                 Dec. 28, 2002             June 29, 2002

Finished products                                  $ 9,557,623            $    8,767,282
Work in process                                      1,566,029                 1,728,418
Raw materials                                        2,766,627                 2,666,445
                                                     ---------                 ---------

Total                                              $13,890,279            $   13,162,145
                                                   ===========            ==============

Note 6 — Comprehensive Income

Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholders’ equity.

Comprehensive income and its components consist of the following:

                                                   For the six months ended                    For the three months ended
                                                   ------------------------                    --------------------------
                                                Dec. 28, 2002        Dec. 29, 2001       Dec. 28, 2002        Dec. 29, 2001
                                              -----------------    ----------------    -----------------    ----------------
Net income                                          $1,046,691          $1,650,128            $ 851,728           $ 744,500
Other comprehensive income:
  Foreign currency translation adjustment             (83,627)           (111,929)               12,186            (13,278)
  Gain (loss) on derivative instrument               (598,264)           (444,325)             (39,093)             272,817
  Minimum SERP liability adjustment                        913               1,848                (127)                 159
                                              -----------------    ----------------    -----------------    ----------------

Comprehensive income                                 $ 365,713          $1,095,722             $824,694          $1,004,198
                                              =================    ================    =================    ================

Other comprehensive income (loss) related to the interest rate swap agreement consisted of the following components:

                                                   For the six months ended                    For the three months ended
                                                   ------------------------                    --------------------------
                                      Dec. 28,  2002            Dec.29,  2001           Dec. 28,  2002            Dec.29,  2001
                                 -------------- ----------- ------------ ------------ ----------- ----------- ------------ -----------
                                    Pre-Tax     After-Tax     Pre-Tax     After-Tax    Pre-Tax    After-Tax     Pre-Tax    After-Tax
                                 -------------- ----------- ------------ ------------ ----------- ----------- ------------ -----------
Change in fair value of
interest rate swap                  $(471,587)  $(307,274)   $(399,012)   $(258,872)    $169,438    $109,452     $582,213    $378,374
Settlement to interest expense       (447,677)   (290,990)    (285,313)    (185,453)   (228,531)   (148,545)    (162,396)   (105,557)

                                 -------------- ----------- ------------ ------------ ----------- ----------- ------------ -----------
Other comprehensive income (loss)   $(919,264)  $(598,264)   $(684,325)   $(444,325)   $(59,093)   $(39,093)     $419,817    $272,817
                                 ============== =========== ============ ============ =========== =========== ============ ===========

Note 7 – Segment Information

The following table presents information about the results of operations for each of the Company’s reportable segments for the six months and three months ended December 28, 2002 and December 29, 2001, respectively.

                                                               Home and
                                                              Commercial        Corporate and      Consolidated
For the Six Months Ended:               Office Products        Products             Other              Total
                                       ------------------- ------------------ ------------------ ------------------
December 28, 2002:
  Net sales                                   $18,583,259        $42,634,821       $          -        $61,218,080
  Operating income (loss)                       1,061,912          6,519,688        (5,290,232)          2,291,368

December 29, 2001:
  Net sales                                    20,495,086         43,747,873                  -         64,242,959
  Operating income (loss)                       (346,791)          6,044,379        (2,455,874)          3,241,713

                                                               Home and
                                                              Commercial        Corporate and      Consolidated
For the Three Months Ended:             Office Products        Products             Other             Total
                                       ------------------- ------------------ ------------------ -----------------
December 28, 2002:
  Net sales                                    $9,031,546        $21,188,344       $          -       $30,219,890
  Operating income (loss)                       1,056,784          3,400,013        (2,797,592)         1,659,205

December 29, 2001:
  Net sales                                     9,614,026         21,539,741                  -        31,153,767
  Operating income (loss)                       (266,878)          2,948,764        (1,210,870)         1,471,015

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

Note 9 – Legal Contingencies

In September 1998 when the Company sold The Hirsh Company, the purchaser assumed the lease for the facility located in Skokie, Illinois. The Company guaranteed all of the lease obligations to the landlord through the expiration of the lease in August 2000. During fiscal 2000, the purchaser defaulted on the lease agreement. In May 2000, the landlord filed suit in the Cook County, Illinois Circuit Court against the purchaser and the Company as the guarantor. The claim was for unpaid rent, unpaid property taxes, building repairs and legal costs. On September 25, 2002, a settlement agreement was reached among the parties. During October 2002, the Company made a cash-payment under the settlement to the plaintiff in the amount of $300,000, which had been previously accrued on the balance sheet.

During the second quarter of fiscal 2003, the Company settled certain legal concerns involving potential royalty issues. As a result, the Company reported a pre-tax gain of approximately $800,000 in the statement of income.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the second quarter of fiscal 2003 were $30.2 million compared to $31.2 million for the same period in the prior year. Net sales for the first six months of fiscal 2003 were $61.2 million, compared to $64.2 million in the prior year. Overall, net sales have remained relatively stable in all markets except the office furniture market.

During the second quarter of fiscal 2003, the Home and Commercial division had net sales of $21.2 million compared to $21.5 million in the second quarter of fiscal 2002. Net sales for the first six months of fiscal 2003 were $42.6 million compared to $43.7 million for the same period in the prior year. Overall, sales have remained relatively stable in this division. During the first quarter of fiscal 2003, the Company launched a consignment inventory program for certain customers within this division, which resulted in a one-time reduction of gross sales of approximately $1.5 million. The consignment program was fully implemented during the second quarter of fiscal 2003 and the Company has just begun to see increased sales from those customers participating in this program. In addition, the Company just received a three-year renewal from one of its largest retail customers and was successful in adding several of its new products to the offering. Sales of the new products to this customer will begin during the third quarter of fiscal 2003.

The Office Products division had net sales of $9.0 million for the second quarter of fiscal 2003, compared to $9.6 million for the same period in the prior year. Net sales for the first six months of fiscal 2003 were $18.6 million compared to $20.5 million for the same period in the prior year. The decline resulted from lower sales to the division’s OEM office furniture customers. The office furniture industry shipments, as a whole, have continued to decline as seen in the Business and Institutional Furniture Manufacturers’ Association (BIFMA) results for the months of October and November 2002, which showed a decline of approximately 10%. BIFMA reported a decline in shipments of approximately 13% for the five months ended November 2002. Despite the downturn in this market, the Company has been able to post modest growth in sales to the office furniture dealer channel with sales of its idea@WORK™ product line. The increased sales growth of this key product line reflected a gain in market share, along with sales from new products, such as the Mantis™ flat screen monitor arm and the Keynetix™2 adjustable keyboard.

In total, the Company had new product sales of $5.1 million in the first six months of fiscal 2003 compared to $4.4 million in the same period in fiscal 2002.

Gross Profit

Gross profit, as a percentage of net sales, was 21.8% for the second quarter and 22.3% for the first six months of fiscal 2003 compared to 22.0% and 21.9%, respectively, for the same periods in the prior year. The lower sales volumes both in the second quarter and the first six months of fiscal 2003 made it more difficult for the Company to fully leverage its fixed overhead costs, however, the Company has been successful in maintaining its focus on lean manufacturing and lowering its internal costs, along with identifying competitive alternative sourcing options, when applicable. In addition, gross margins have benefited from a higher sales mix of ergonomic and Real Solutions For Real Life™ products, which have a higher profit margin, and higher sales into its more profitable market channels.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating Expenses

Selling and administrative expenses, as a percentage of net sales, were 16.3% for the second quarter and 18.1% for the first six months of fiscal 2003 compared to 17.3% and 16.9%, respectively, for the same periods in the prior year. The decrease in the second quarter of fiscal 2003 reflects the pre-tax gain of $0.8 million recognized due to the successful resolution of certain legal matters. Excluding this gain, selling and administrative expenses would have been 18.9% for the second quarter and 19.4% for the first six months of fiscal 2003. The increase from the prior year was due to the higher selling costs associated with the ergonomic product line combined with the Company’s advertising and marketing costs incurred to launch new products in both of its divisions. The Company has also incurred costs to reintroduce its line of kitchen and bath accessories under the Real Solutions For Real Life™ logo.

During the first quarter of fiscal 2003, the Company recorded $271,325 pre-tax of severance costs, primarily related to the resignation of two of its executive officers in August 2002.

Other Expenses

Interest expense was $359,545 for the quarter and $716,981 for the six months ended December 28, 2002, compared to $377,115 and $777,650, respectively, for the same periods in the prior year. The decrease in interest expense was attributable to the lower level of borrowings during the first and second quarters of fiscal 2003.

Other miscellaneous income was $42,068 for the second quarter and $80,304 for the six months of fiscal 2003, compared to $45,600 and $70,065, respectively, for the same periods in the prior year. The income represents royalty payments made by a third party on certain precision drawer slide patents.

Income Taxes

The effective tax rates for the quarter and six months ended December 28, 2002, were approximately 36.5% compared with the rates of 34.7% and 34.9%, respectively, for the same periods in the prior year. The higher rate reflects the impact of foreign tax rates and certain increases in state income tax liabilities.

Net Income

For the quarter ended December 28, 2002, net income was $851,728, or $0.19 per diluted share compared to $744,500, or $0.16 per diluted share for the second quarter of last year. Net income of $1,046,691, or $0.23 per diluted share was recorded for the first six months of fiscal 2003, compared to $1,650,128, or $0.36 per diluted share in the prior year. The increase in net income for the second quarter of fiscal 2003 reflects the gain of approximately $0.5 million, or $0.12 per diluted share recognized as a result of resolving certain legal matters. Excluding this item, the decrease in net income in the second quarter and first six months of fiscal 2003 was primarily attributable to the lower sales volume and higher selling costs.

Liquidity and Capital Resources

Net cash from operating activities for the first six months of fiscal 2003 provided $4,164,326 as compared to $7,171,559 for the first six months of fiscal 2002. The lower cash flow from operating activities reflects lower earnings in the first six months of fiscal 2003 compared to the same period in fiscal 2002. In addition, higher inventory levels needed to support the launch of the new products, combined with the payment of the legal settlements during the first six months of fiscal 2003 reduced the cash generated by operating activities.

Cash used for investing activities was $1,412,112 for the first six months of fiscal 2003, compared to $936,685 used in the same period in the prior year. Capital expenditures totaled $1,634,228 for the six months ended December 28, 2002, compared to $2,411,167 for the six months ended December 29, 2001. The fiscal 2003 capital expenditures represented investments in tooling for new products, including the Hopper™ and certain precision drawer slides, along with investment in our web-based customer service application. There were no significant capital expenditure commitments at December 28, 2002. Capital expenditures are anticipated to remain at approximately the same level as depreciation.

Cash used for financing activities was $1,429,086 for the six months ended December 28, 2002, compared with $5,703,143 for the six months ended December 29, 2001. During fiscal 2002, the Company paid down the revolving line of credit by $3,750,000. The long-term debt balance has remained consistent at $20,000,000, when compared to June 29, 2002.

Anticipated cash flows from operations and available balances on the revolving credit line are expected to be adequate to fund working capital, capital expenditures, stock repurchases and dividend payments.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, which include changes in the foreign currency exchange rate as measured against the U.S. dollar and changes in U.S. interest rates. The Company holds a derivative instrument in the form of an interest rate swap, which is viewed as a risk management tool and is not used for trading or speculative purposes. The intent of the interest rate swap is to effectively fix the interest rate on part of the borrowings under the Company’s variable rate revolving credit agreement. The derivative was recognized as a liability on the balance sheet at its fair value of $2,521,422 at December 28, 2002 and $1,602,158 at June 29, 2002.

Quantitative disclosures relating to financial instruments and debt are included in the tables below.

The following table provides information on the Company’s fixed maturity investments as of December 28, 2002 that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Liability                                   Amount                     Maturity Date
---------                                   -------                    -------------
Variable rate revolving credit
  agreement                                 $20,000,000                November 1, 2004
First $20,000,000 at an interest rate
  of 1.4250% plus weighted average
  credit spread of .75%

Interest Rate Swap
------------------
Notional amount                             $20,000,000                June 1, 2006
  Pay fixed/Receive variable - 1.42563%
  Pay fixed interest rate - 6.25%

The Company has a sales office located in Canada. Sales are typically denominated in Canadian dollars, thereby creating exposures to changes in exchange rates. The changes in the Canadian/U.S. exchange rate may positively or negatively affect the Company’s sales, gross margins and retained earnings. The Company attempts to minimize currency exposure through working capital management. The Company does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures.

Item 4.   Controls and Procedures

(a) Evaluations of Disclosure Controls and Procedures
In order to ensure that the information that we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, William R. Dutmers, and our Vice President of Finance and Treasurer, Leslie J. Cummings, have reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this Form 10-Q Quarterly Report (the “Evaluation Date”)), and have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are appropriate and that no changes are required at this time.

(b) Changes in Internal Controls
There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

        In September 1998 when the Company sold The Hirsh Company, the purchaser assumed the lease for the facility located in Skokie, Illinois. The Company guaranteed all of the lease obligations to the landlord through the expiration of the lease in August 2000. During fiscal 2000, the purchaser defaulted on the lease agreement. In May 2000, the landlord filed suit in the Cook County, Illinois Circuit Court against the purchaser and the Company as the guarantor. The claim was for unpaid rent, unpaid property taxes, building repairs and legal costs. On September 25, 2002, a settlement agreement was reached among the parties. During October 2002, the Company made a cash-payment under the settlement to the plaintiff in the amount of $300,000, which had been previously accrued on the balance sheet.

        During the second quarter of fiscal 2003, the Company settled certain legal concerns involving potential royalty issues. As a result, the Company reported a pre-tax gain of approximately $800,000 in the statement of income.

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

        The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of business.

Item 4.   Submission of Matters to a Vote of Security Holders

(a)	Knape & Vogt Manufacturing Company’s Annual Meeting of Shareholders was held on October 11, 2002.

(b)	Proxies were distributed by Knape & Vogt Manufacturing Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no opposition to management’s nominees as listed in the proxy statement and all nominees were elected.

The vote on the nominees was:
William R. Dutmers Richard S. Knape Michael J. Kregor	(1) (2) (1) (2) (1) (3)	For 12,414,660 12,785,123 2,032,818	Withheld 989,424 618,441 87,996

(1)	Term expires in 2005.
(2)	Elected by vote of holders of Common stock and Class B Common stock voting as a class.
(3)	Elected by vote of holders of Common stock voting as a class.

Members of the Board of Directors whose terms have not yet expired are John E. Fallon and Greg Lambert, terms expiring in 2003 and Thomas A. Hilborn, Robert J. Knape and Christopher Norman, terms expiring in 2004.

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

A Current Report on Form 8-K for December 9, 2002, was filed with the Securities and Exchange Commission under Item 5 to report an expected pre-tax gain as a result of resolving certain legal matters and a better estimate of exposure from outstanding legal claims.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knape & Vogt Manufacturing Company (Registrant)

Date: January 27, 2003	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer
Date: January 27, 2003	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer

CERTIFICATION

I, William R. Dutmers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Knape & Vogt Manufacturing Company;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of the registrant’s Board of Directors:

a.

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 27, 2003	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Leslie J. Cummings, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Knape & Vogt Manufacturing Company;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of the registrant’s Board of Directors:

a.

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 27, 2003	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer

EXHIBIT INDEX

Exhibit	Description

99.1	Certificate of the Chairman of the Board and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of the Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 99-1

I, William R. Dutmers, Chairman of the Board and Chief Executive Officer of Knape & Vogt Manufacturing Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the three months ended December 28, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the three months ended December 28, 2002 fairly presents, in all material respects, the financial condition and results of operations of Knape & Vogt Manufacturing Company.

Date: January 27, 2003	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

EXHIBIT 99-2

I, Leslie J. Cummings, Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the three months ended December 28, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the three months ended December 28, 2002 fairly presents, in all material respects, the financial condition and results of operations of Knape & Vogt Manufacturing Company.

Date: January 27, 2003	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer