Form 10-Q
period 2003-03-29
KNAPE & VOGT MANUFACTURING CO
filed 2003-04-28
CIK 56362

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2003

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

YES     X        NO

2,292,547	common shares were outstanding as of April 25, 2003
2,223,088	Class B common shares were outstanding as of April 25, 2003

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

INDEX

Page No.

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements.
Condensed Consolidated Balance Sheets
--March 29, 2003 and June 29, 2002....................................................................................................

Condensed Consolidated Statements of Income
--Nine Months and Three Months Ended March 29, 2003 and March 30, 2002................................

Condensed Consolidated Statement of Stockholders' Equity
--Nine Months Ended March 29, 2003................................................................................................

Condensed Consolidated Statements of Cash Flows
--Nine Months Ended March 29, 2003 and March 30, 2002...............................................................

Notes to Condensed Consolidated Financial Statements.....................................................................
		2 3 4 5 6-10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations..............	11-13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk............................................................	14
Item 4.	Controls and Procedures......................................................................................................................	14
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings.................................................................................................................................	15
Item 6.	Exhibits and Reports on Form 8-K.....................................................................................................	15
SIGNATURES .............................................................................................................................................................................		16
SECTION 302 CERTIFICATIONS ..........................................................................................................................................		17-18

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)
                                                                               March 29, 2003        June 29, 2002
                                                                          --------------------    -----------------
Assets

Current assets
     Cash                                                                 $         4,880,330     $      5,430,543
     Accounts receivable - net                                                     17,247,281           17,025,929
     Inventories                                                                   16,530,205           13,162,145
     Prepaid expenses                                                               1,654,971            1,530,967
                                                                          --------------------    -----------------
Total current assets                                                               40,312,787           37,149,584
                                                                          --------------------    -----------------

Property, plant and equipment                                                      82,515,592           80,739,965
Less accumulated depreciation                                                      48,086,462           43,479,535
                                                                          --------------------    -----------------
Net property, plant and equipment                                                  34,429,130           37,260,430
                                                                          --------------------    -----------------

Goodwill                                                                            4,772,837            4,772,837
Prepaid pension cost                                                                8,376,717            8,416,900
Other assets                                                                          298,345              291,667
                                                                          --------------------    -----------------

                                                                          $        88,189,816     $     87,891,418
                                                                          ====================    =================

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                                     $        11,640,464     $      9,849,513                                                                                                           $
     Other accrued liabilities                                                      9,090,323           10,114,260
                                                                          --------------------    -----------------
Total current liabilities                                                          20,730,787           19,963,773

Long-term debt and capital leases                                                  20,055,672           20,000,000
Deferred income taxes and other long-term liabilities                              12,363,850           11,714,426
                                                                          --------------------    -----------------
Total liabilities                                                                  53,150,309           51,678,199
                                                                          --------------------    -----------------

Stockholders' Equity
Common stock (Common - 2,292,547 and 2,272,754 shares issued,
       Class B common - 2,223,088 and 2,244,398 shares issued,
       Preferred - unissued)                                                        9,031,270            9,034,304
Additional paid-in capital                                                          7,538,684            7,550,062
Unearned stock grant                                                                  (94,500)             (94,500)
Accumulated other comprehensive income (loss):
       Foreign currency translation adjustment                                          4,065              (85,799)
       Derivative adjustment                                                       (1,596,011)          (1,041,158)
       Minimum supplemental executive retirement plan
          liability adjustment                                                     (1,028,321)          (1,027,503)
Retained earnings                                                                  21,184,320           21,877,813
                                                                          --------------------    -----------------
Total stockholders' equity                                                         35,039,507           36,213,219
                                                                          --------------------    -----------------

                                                                          $        88,189,816     $     87,891,418                                                                                                           $
                                                                          ====================    =================

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                          For the Nine Months Ended                 For the Three Months Ended
                                                          -------------------------                 --------------------------

                                                    Mar. 29, 2003         Mar. 30, 2002        Mar. 29, 2003         Mar. 30, 2002
                                                   ---------------       ---------------      ---------------       ---------------

Net sales                                           $   93,309,198        $   97,385,831       $   32,091,118        $   33,142,872

Cost of sales                                           72,928,291            75,602,349           25,344,795            25,454,736
                                                    ---------------       ---------------      ---------------       ---------------

Gross profit                                            20,380,907            21,783,482            6,746,323             7,688,136

Selling and administrative expenses                     17,495,632            16,827,493            6,423,741             5,973,860

Severance                                                  271,325                     -                    -                     -
                                                    ---------------       ---------------      ---------------       ---------------

Operating income                                         2,613,950             4,955,989              322,582             1,714,276

Other expenses                                             954,870             1,123,234              318,193               415,649
                                                    ---------------       ---------------      ---------------       ---------------

Income before income taxes                               1,659,080             3,832,755                4,389             1,298,627

Income taxes                                               217,000             1,338,000            (391,000)               454,000
                                                    ---------------       ---------------      ---------------       ---------------

Net income                                          $    1,442,080        $    2,494,755       $      395,389        $      844,627
                                                    ===============       ===============      ===============       ===============

Basic and diluted earnings per share:               $         0.32        $         0.54       $         0.09        $         0.19
                                                    ===============       ===============      ===============       ===============

Weighted average shares outstanding                      4,517,063             4,585,506            4,516,244             4,542,635

Cash dividend - common stock                        $         .495        $         .495       $         .165        $         .165

Cash dividend - Class B common stock                $          .45        $          .45       $          .15        $          .15

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

                                                                                       Accumulated
                                                        Additional      Unearned             other
                                            Common         paid-in         stock     comprehensive       Retained
                                             stock         capital         grant              loss       earnings           Total
----------------------------------------------------------------------------------------------------------------------------------

Balance, June 29, 2002                 $ 9,034,304   $   7,550,062   $   (94,500)  $    (2,154,460) $  21,877,813 $    36,213,219

Comprehensive income (loss)
  Net income                                     -               -             -                 -      1,442,080       1,442,080
  Foreign currency translation adjustment        -               -             -            89,864              -               -
  Minimum SERP liability adjustment              -               -             -              (818)             -               -
  Loss on derivative instrument                  -               -             -          (554,853)             -               -
                                                                                     --------------
  Other comprehensive loss                       -               -             -          (465,807)             -        (465,807)
                                                                                                                    --------------
Comprehensive income                                                                                                      976,273
                                                                                                                    --------------

Cash dividends                                   -               -             -                 -     (2,135,573)     (2,135,573)
Repurchase of common stock                  (4,560)        (19,389)            -                 -              -         (23,949)
Restricted stock forfeited                    (100)           (601)            -                 -              -            (701)
Restricted stock issued                      1,626           8,612             -                 -              -          10,238
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 29, 2003                $ 9,031,270   $   7,538,684   $   (94,500)  $    (2,620,267) $  21,184,320 $    35,039,507
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                              Nine Months Ended
                                                                              -----------------

                                                                     Mar. 29, 2003           Mar. 30, 2002
                                                                 ------------------      ------------------
Operating Activities:
     Net income                                                 $        1,442,080       $       2,494,755                                                                                                         $
     Non-cash items:
         Depreciation and amortization                                   5,016,707               5,598,428
         Deferred income taxes                                              47,000                (560,000)
         Other long-term liabilities                                        85,632                  70,232
         Severance                                                         103,769                       -
         Loss on disposal of fixed assets                                  103,720                 248,498
         Changes in operating assets and liabilities:
                  Accounts receivable                                     (159,105)              1,838,395
                  Inventories                                           (3,368,060)                309,807
                  Other current assets                                    (123,668)                264,055
                  Accounts payable and accrued expenses                    939,256               1,101,683
                                                                -------------------      ------------------
     Net cash provided by operating activities                           4,087,331              11,365,853
                                                                -------------------      ------------------

Investing Activities:
     Additions to property, plant and equipment                         (2,763,875)             (3,236,926)
     Proceeds from sales of property, plant and equipment                  243,527               1,487,201
     Other                                                                 (33,123)                (60,980)
                                                                -------------------      ------------------
     Net cash used for investing activities                             (2,553,471)             (1,810,705)
                                                                -------------------      ------------------

Financing Activities:
     Dividends paid                                                     (2,135,573)             (2,164,895)
     Repurchase and retirement of common stock                             (23,949)               (928,924)
     Borrowings on long-term debt                                                -              25,740,000
     Payments on long-term debt and capital leases                          (3,013)            (29,490,000)
                                                                -------------------      ------------------
     Net cash used for financing activities                             (2,162,535)             (6,843,819)
                                                                -------------------      ------------------

Effect of Exchange Rate Changes on Cash                                     78,462                 (96,999)
                                                                -------------------      ------------------

Net Increase/ (Decrease) in Cash and Equivalents                          (550,213)              2,614,330

Cash and equivalents, beginning of year                                  5,430,543               2,113,940
                                                                -------------------      ------------------

Cash and equivalents, end of period                             $        4,880,330       $       4,728,270                                                                                                         $
                                                                ===================      ==================

Cash Paid During the Period - interest                          $        1,080,612       $       1,137,152                                                                                                         $
                            - income taxes                      $          200,000       $       1,990,000                                                                                                         $

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared reflecting all adjustments, which are, in the opinion of management, necessary for a fair presentation of the statements of financial position, results of operations and cash flows and consist of only normal recurring adjustments. Interim results are not necessarily indicative of the results for the year-end and are subject to year-end adjustments, and audit by independent public accountants. The condensed consolidated financial statements and notes should be read in conjunction with the Company’s 2002 annual report.

The Company utilizes a 52- or 53-week fiscal year, which ends on the Saturday nearest the end of June. The fiscal years ending June 29, 2002 and June 28, 2003 each contain 52 weeks. Both nine-month periods contained 39 weeks and ended on March 29, 2003 and March 30, 2002.

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

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting And Disclosure Requirements For Guarantees, Including Indirect Guarantees Of Indebtedness Of Others (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123, Accounting For Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has elected to continue to apply Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock option plans, as permitted under SFAS No. 123 and SFAS No. 148. Accordingly, no compensation cost has been recognized for its stock option plans.

Note 3 – Derivative Instrument

The Company uses an interest rate swap agreement to modify a portion of the variable rate revolving line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement is designated as a hedge, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Amounts currently due to or from interest-rate-swap-counter parties are recorded in interest expense in the period in which they accrue. The derivative was recognized as a liability on the balance sheet at its fair value of $2,455,011 at March 29, 2003 and $1,602,158 at June 29, 2002.

Note 4 — Common Stock and Per Share Information

The Company has 6,000,000 shares of common stock and 4,000,000 shares of Class B common stock authorized. All of the stock is $2 par/share.

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the periods presented:

                                                    For the nine months ended                    For the three months ended
                                                    -------------------------                    --------------------------
                                               Mar. 29, 2003        Mar. 30, 2002           Mar. 29, 2003           Mar. 30, 2002
                                            -----------------    -----------------    --------------------    --------------------
Numerators:
  Numerator for both basic and
  diluted EPS, net income                         $1,442,080           $2,494,755                $395,389                $844,627
                                            =================    =================    ====================    ====================
Denominators:
  Denominator for both basic and
  diluted EPS,weighted-average
  common shares outstanding                        4,517,063            4,585,506               4,516,244               4,542,635
                                            =================    =================    ====================    ====================

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

                                               Mar. 29, 2003                 Mar. 30, 2002
                                            ---------------------         --------------------
Exercise Price
  $13.64                                                   7,150                       19,832
  $14.09                                                   8,800                       20,075
  $16.74                                                   7,265                       10,291
  $18.18                                                   6,600                        9,350
  $18.41                                                 130,240                            -
  $26.54                                                  61,413                       61,413

Note 5 — Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

                                                 Mar. 29, 2003             June 29, 2002
                                                 -------------             -------------

Finished products                               $   11,455,217            $    8,767,282
Work in process                                      1,894,981                 1,728,418
Raw materials                                        3,180,007                 2,666,445
                                                --------------            --------------

Total                                           $   16,530,205            $   13,162,145
                                                ==============            ==============

Note 6 – Warranty Disclosure

The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

       Accrued warranty costs at June 29, 2002 ......                            $           234,615
        Payments made for warranty costs ............                                       (115,293)
        Accrual for product warranty ................                                        149,048
                                                                                 -------------------

        Accrued warranty costs at March 29, 2003 ....                            $           268 370
                                                                                 ===================

Note 7– Income Taxes

During the third quarter of fiscal 2003, the Company amended its income tax returns previously filed for fiscal years 1997 and 1999. A change in the federal tax law allowed the Company to utilize a portion of its capital loss from fiscal 1999 that had been previously disallowed. As a result of this change, the Company recognized an income tax benefit of $407,000 in the quarter ended March 29, 2003.

Note 8 — Comprehensive Income

Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholders’ equity.

Comprehensive income and its components consist of the following:

                                                    For the Nine Months Ended               For the Three Months Ended
                                                    -------------------------               --------------------------
                                               Mar. 29, 2003         Mar. 30, 2002      Mar. 29, 2003         Mar. 30, 2002
                                              -----------------    ----------------    -----------------    ----------------
Net income                                          $1,442,080          $2,494,755             $395,389           $ 844,627
Other comprehensive income:
  Foreign currency translation adjustment               89,864           (121,304)              173,491             (9,375)
  Gain (loss) on derivative instrument               (554,853)           (283,370)               43,411             160,955
  Minimum SERP liability adjustment                      (818)               1,337              (1,731)                 100
                                              -----------------    ----------------    -----------------    ----------------

Comprehensive income                                 $ 976,273          $2,091,418             $610,560            $996,307
                                              =================    ================    =================    ================

Other comprehensive income (loss) related to the interest rate swap agreement consisted of the following components:

                                                    For the Nine Months Ended               For the Three Months Ended
                                                    -------------------------               --------------------------
                                       Mar. 29  2003            Mar. 30  2002            Mar. 29  2003            Mar. 30  2002
                                 -----------------------------------------------------------------------------------------------------
                                    Pre-Tax     After-Tax     Pre-Tax     After-Tax    Pre-Tax    After-Tax     Pre-Tax    After-Tax
                                 -----------------------------------------------------------------------------------------------------
Change in fair value of
interest rate swap                  $(162,510)  $(105,632)      $61,495      $39,972    $309,077    $200,900     $459,728    $298,823
Settlement to interest expense       (690,343)   (449,221)    (497,417)    (323,342)   (242,666)   (157,489)    (212,104)   (137,868)

                                 -----------------------------------------------------------------------------------------------------
Other comprehensive income (loss)   $(852,853)  $(554,853)   $(435,922)   $(283,370)     $66,411     $43,411     $247,624    $160,955
                                 =====================================================================================================

Note 9 – Segment Information

The following table presents information about the results of operations for each of the Company’s reportable segments for the nine months and three months ended March 29, 2003 and March 30, 2002, respectively.

                                                               Home and
                                                              Commercial        Corporate and      Consolidated
For the Nine Months Ended:              Office Products        Products             Other              Total
                                       ----------------------------------------------------------------------------
March 29, 2003:
  Net sales                                   $26,714,159        $66,595,039            $     -        $93,309,198
  Operating income (loss)                         728,903          9,542,104        (7,657,057)          2,613,950

March 30, 2002:
  Net sales                                    29,272,472         68,113,359                  -         97,385,831
  Operating income (loss)                     (1,083,792)          9,353,341        (3,313,560)          4,955,989

                                                               Home and
                                                              Commercial        Corporate and      Consolidated
For the Three Months Ended:             Office Products        Products             Other             Total
                                       ---------------------------------------------------------------------------
March 29, 2003:
  Net sales                                    $8,130,900        $23,960,218            $     -       $32,091,118
  Operating income (loss)                       (333,009)          3,022,416        (2,366,825)           322,582

March 30, 2002:
  Net sales                                     8,777,385         24,365,487                  -        33,142,872
  Operating income (loss)                       (737,001)          3,307,960          (856,683)         1,714,276

Note 10 – Assets Held for Sale

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

Note 11 – Legal Contingencies

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

During the second quarter of fiscal 2003, the Company settled certain legal concerns involving potential royalty issues. As a result, the Company reported a pre-tax gain of approximately $800,000 as an offset to selling and administrative expenses in the statement of income.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the third quarter of fiscal 2003 were $32.1 million compared to $33.1 million for the same period in the prior year. Net sales for the first nine months of fiscal 2003 were $93.3 million, compared to $97.4 million in the prior year.

During the third quarter of fiscal 2003, the Home and Commercial division had net sales of $24.0 million compared to $24.4 million in the third quarter of fiscal 2002. Net sales for the first nine months of fiscal 2003 were $66.6 million compared to $68.1 million for the same period in the prior year. During the first quarter of fiscal 2003, the Company launched a consignment inventory program for certain customers within this division. The program has expanded during the year and the consignment inventory balance at the end of the quarter was $2.9 million. The Company has realized increased sales from those customers participating in this program. In the retail channel, the Company has been successful in placing several of its new products, including products from its kitchen and bath accessory line and its ergonomic product line. The slight decline in sales for this division, both in the third quarter and the first nine months, was primarily attributable to a decline in sales to the Company’s OEM kitchen and bath customers. Near the end of the third quarter, the Company realigned its sales force to better target this market.

The Office Products division had net sales of $8.1 million for the third quarter of fiscal 2003, compared to $8.8 million for the same period in the prior year. Net sales for the first nine months of fiscal 2003 were $26.7 million compared to $29.3 million for the same period in the prior year. The decline resulted from lower sales to the division’s OEM office furniture customers. The office furniture industry shipments, as a whole, have continued to decline as seen in the Business and Institutional Furniture Manufacturers’ Association (BIFMA) results for the months of January and February 2003, which showed a decline of approximately 8%. BIFMA reported a decline in shipments and orders of approximately 11% for the eight months ended February 2003. Despite the downturn in this market, the Company has been able to post modest growth in sales to the office furniture dealer channel with sales of its idea@WORK™ product line. The increased sales growth of this key product line reflected a gain in market share, along with sales from new products, such as the Mantis™ flat screen monitor arm, the Keynetix™2 adjustable keyboard and the Captor™ CPU holder.

In total, the Company had new product sales of $8.1 million in the first nine months of fiscal 2003 compared to $5.3 million in the same period in fiscal 2002.

Gross Profit

Gross profit, as a percentage of net sales, was 21.0% for the third quarter and 21.8% for the first nine months of fiscal 2003 compared to 23.2% and 22.4%, respectively, for the same periods in the prior year. The lower sales volumes both in the third quarter and the first nine months of fiscal 2003 made it more difficult for the Company to fully leverage its fixed overhead costs, however, the Company has been successful in maintaining its focus on lean manufacturing and lowering its internal costs, along with identifying competitive alternative sourcing options, when applicable. In addition, gross margins have benefited from a higher sales mix of ergonomic and Real Solutions For Real Life™ products, which have a higher profit margin, and higher sales into its more profitable market channels.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating Expenses

Selling and administrative expenses, as a percentage of net sales, were 20.0% for the third quarter and 18.8% for the first nine months of fiscal 2003 compared to 18.0% and 17.3%, respectively, for the same periods in the prior year. During the second quarter of fiscal 2003, the Company recognized a pre-tax gain of $0.8 million due to the successful resolution of certain legal matters. Excluding this gain, selling and administrative expenses would have been 19.6% for the first nine months of fiscal 2003. The increase from the prior year was due in part to the higher selling costs associated with the ergonomic product line combined with the Company’s advertising and marketing costs incurred to launch new products in both of its divisions. The Company has also incurred costs to reintroduce its line of kitchen and bath accessories under the Real Solutions For Real Life™ logo. Finally, the Company has made significant investments in its selling efforts to the distribution channel in an effort to aggressively grow sales in this key market.

During the first quarter of fiscal 2003, the Company recorded $271,325 pre-tax of severance costs, primarily related to the resignation of two of its executive officers in August 2002.

Other Expenses

Interest expense was $364,599 for the quarter and $1,081,580 for the nine months ended March 29, 2003, compared to $379,077 and $1,156,727, respectively, for the same periods in the prior year. The decrease in interest expense was attributable to the lower level of borrowings during fiscal 2003.

Other miscellaneous income was $46,406 for the third quarter and $126,710 for the first nine months of fiscal 2003, compared to other expense of $36,572 in the third quarter of the prior year and other income of $33,493 for the first nine months of fiscal 2002. The income represents royalty payments made by a third party on certain precision drawer slide patents.

Income Taxes

During the third quarter of fiscal 2003, the Company amended its income tax returns previously filed for fiscal years 1997 and 1999. A change in the federal tax law allowed the Company to utilize a portion of its capital loss from fiscal 1999 that had been previously disallowed. As a result of this change, the Company recognized an income tax benefit of $407,000 in the quarter ended March 29, 2003.

Excluding the impact of the amended returns, the effective tax rates for the quarter and the nine months ended March 29, 2003, were approximately 37.6% compared with the rates of 35.0% and 34.9%, respectively, for the same periods in the prior year. The higher rate reflects the impact of foreign tax rates and certain increases in state income tax liabilities.

Net Income

For the quarter ended March 29, 2003, net income was $395,389, or $0.09 per diluted share compared to $844,627, or $0.19 per diluted share for the third quarter of last year. Net income of $1,442,080, or $0.32 per diluted share was recorded for the first nine months of fiscal 2003, compared to $2,494,755, or $0.54 per diluted share in the prior year. The decrease in net income in the third quarter and first nine months of fiscal 2003 was primarily attributable to the lower sales volume and higher selling costs.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Liquidity and Capital Resources

Net cash from operating activities for the first nine months of fiscal 2003 provided $4,087,331 as compared to $11,365,853 for the first nine months of fiscal 2002. The lower cash flow from operating activities reflects lower earnings in the first nine months of fiscal 2003 compared to the same period in fiscal 2002. In addition, higher inventory levels needed to support the launch of the new products and the consignment inventory program, combined with the payment of the legal settlements during the first nine months of fiscal 2003 reduced the cash generated by operating activities.

Cash used for investing activities was $2,553,471 for the first nine months of fiscal 2003, compared to $1,810,705 used in the same period in the prior year. Capital expenditures totaled $2,763,875 for the nine months ended March 29, 2003, compared to $3,236,926 for the nine months ended March 30, 2002. The fiscal 2003 capital expenditures represented investments in tooling for new products, including the Hopper™ and certain precision drawer slides, along with investment in our web-based customer service application. There were no significant capital expenditure commitments at March 29, 2003. Capital expenditures for the fourth quarter are anticipated to remain at approximately the same quarterly level incurred during the first nine months of the fiscal year.

Cash used for financing activities was $2,162,535 for the nine months ended March 29, 2003, compared with $6,843,819 for the nine months ended March 30, 2002. During fiscal 2002, the Company paid down the revolving line of credit by $3,750,000. The long-term debt balance has remained consistent at $20,000,000, when compared to June 29, 2002.

Anticipated cash flows from operations and available balances on the revolving credit line are expected to be adequate to fund working capital, capital expenditures, stock repurchases and dividend payments.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, which include changes in the foreign currency exchange rate as measured against the U.S. dollar and changes in U.S. interest rates. The Company holds a derivative instrument in the form of an interest rate swap, which is viewed as a risk management tool and is not used for trading or speculative purposes. The intent of the interest rate swap is to effectively fix the interest rate on part of the borrowings under the Company’s variable rate revolving credit agreement. The derivative was recognized as a liability on the balance sheet at its fair value of $2,455,011 at March 29, 2003 and $1,602,158 at June 29, 2002.

Quantitative disclosures relating to financial instruments and debt are included in the tables below.

The following table provides information on the Company’s fixed maturity investments as of March 29, 2003 that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Liability                                   Amount                     Maturity Date
---------                                   ------                     -------------
Variable rate revolving credit
  agreement                                 $20,000,000                November 1, 2004
First $20,000,000 at an interest rate
  of 1.34% plus weighted average
  credit spread of .75%

Interest Rate Swap
------------------
Notional amount                             $20,000,000                June 1, 2006
  Pay fixed/Receive variable - 1.33875%
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

        During the second quarter of fiscal 2003, the Company settled certain legal concerns involving potential royalty issues. As a result, the Company reported a pre-tax gain of approximately $800,000 as an offset to selling and administrative expenses in the statement of income.

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

(b)	Reports on Form 8-K There were no reports on Form 8-K filed for the three months ended March 29, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knape & Vogt Manufacturing Company (Registrant)
Date:	April 28, 2003	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer
Date:	April 28, 2003	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer

CERTIFICATION

I, William R. Dutmers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Knape & Vogt Manufacturing Company;

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

Date: April 28, 2003	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Leslie J. Cummings, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Knape & Vogt Manufacturing Company;

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

Date: April 28, 2003	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer

EXHIBIT INDEX

Exhibit	Description

99.1	Certificate of the Chairman of the Board and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of the Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 99-1

I, William R. Dutmers, Chairman of the Board and Chief Executive Officer of Knape & Vogt Manufacturing Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the three months ended March 29, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the three months ended March 29, 2003 fairly presents, in all material respects, the financial condition and results of operations of Knape & Vogt Manufacturing Company.

Date: April 28, 2003	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

EXHIBIT 99-2

I, Leslie J. Cummings, Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the three months ended March 29, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the three months ended March 29, 2003 fairly presents, in all material respects, the financial condition and results of operations of Knape & Vogt Manufacturing Company.

Date: April 28, 2003	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer