Form 10-K
period 2003-06-28
KNAPE & VOGT MANUFACTURING CO
filed 2003-08-27
CIK 56362

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 28, 2003 or
[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission file number 000-01859

KNAPE & VOGT MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-0722920 (I.R.S. Employer Identification No.)

2700 Oak Industrial Drive, N.E., Grand Rapids, MI 49505
(Address of principal executive offices) (Zip Code)

(616) 459-3311
(Registrant's telephone number, including area code)

Securities registered pursuant to 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, par value $2.00 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $47,341,461 as of December 28, 2002.

Number of shares outstanding of each class of common stock as of August 22, 2003: 2,314,294 shares of Common Stock, par value $2.00 per share, and 2,202,105 shares of Class B Common Stock, par value $2.00 per share.

Documents incorporated by reference. Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on October 17, 2003, are incorporated by reference into Part III of this Report.

PART I
ITEM 1 — BUSINESS

Item 1(a) — General Development of Business

        The Company is engaged primarily in the design, manufacture, and marketing of functional hardware, storage-related components and ergonomic products, which serve the consumer, contract builder, hardware, and original equipment manufacturer (“OEM”) markets. The Company was incorporated in Michigan in 1906, reorganized in Delaware in 1961, and reorganized in Michigan in 1985. Unless otherwise noted or indicated by the context, the term “Company” includes Knape & Vogt Manufacturing Company, its predecessors and its subsidiaries.

Item 1(b) — Financial Information About Industry Segments

        The Company was realigned in March 2002 into two reportable segments: Home and Commercial Products, and Office Products. The Office Products segment develops, markets and distributes its hardware and idea@WORK™ brand of ergonomic products primarily to office furniture OEMs and office furniture dealers. The Home and Commercial Products segment develops, markets and distributes hardware, kitchen and storage solutions primarily to retailers, specialty distributors and kitchen OEMs. These products include the Real Solutions for Real Life™ brand of storage products. KV substantially completed this realignment of its structure during the fourth quarter of fiscal 2002. Due to the realignment, presentation of certain prior year operating segment results is impracticable.

Home and Commercial Products Segment

        The Company’s Home and Commercial Products segment consists of development, marketing and distribution primarily in the United States and Canada. The segment’s storage products include a complete line of decorative and wall-attached shelving systems and drawer slides. Drawer slides manufactured by the Company include precision, Euro-style and utility slides. Precision drawer slides use ball bearings, while Euro-style and utility drawer slides use rollers. In addition, the segment’s many different hardware products include closet rods, kitchen storage products and various fixtures. In fiscal 2003, approximately 22% of the segment sales were to the consumer market, 11% to original equipment manufacturers, 51% to specialty distributors and 16% to Canada and other international customers. The markets are highly competitive. The Company competes primarily on the basis of product design, product quality, price, on-time delivery, and customer service. The precision slide market consists of two large manufacturers, a number of smaller domestic manufacturers, and an increasing number of foreign manufacturers that compete primarily on the basis of price and quality.

Office Products Segment

        The Company’s Office Products segment consists of development, marketing, and distribution primarily in the United States and Canada. The segment’s ergonomic products include adjustable keyboard trays, gel wrist rests, floating mousepads, flat-screen monitor arms, office lights, and recently introduced height adjustable tables. In fiscal 2003, approximately 24% of the segment sales were to office furniture dealers, 75% were to OEMs and 1% were to Canada and other international customers. The Company competes in this segment with several large producers of ergonomic support systems, and many smaller domestic and foreign manufacturers that compete primarily on the basis of product quality, features, and price.

Item 1(c) — Narrative Description of Business

        Products, Services, Markets and Methods of Distribution. The Company’s storage products include a complete line of decorative and utility wall-attached shelving systems and drawer slides. Drawer slides manufactured by the Company include precision, Euro-style and utility slides. Precision drawer slides use ball bearings, while Euro-style and utility drawer slides use rollers. In addition, the Company’s many different hardware products include closet rods, kitchen storage products and various fixtures. The Company’s ergonomic products include adjustable keyboard trays, gel wrist rests, floating mousepads, flat-screen monitor arms, office lights and height adjustable tables.

        During fiscal 2003, the Company restructured most of its sales force from independent sales representatives to a direct sales force. Now, the Company’s sales force calls directly on many of the customers in the consumer, distribution and OEM markets, while most of the office furniture dealers are served through independent sales representatives.

        New Product and Capital Spending Information. Management believes that capital spending in fiscal 2004 will remain at approximately the same level as fiscal 2003 or $4.0 million. The fiscal 2004 spending will reflect investments made primarily to bring new products and product enhancements to the Company’s customers.

        Sources and Availability of Raw Materials. Most of the Company’s storage products are produced primarily from steel or wood. Historically, the Company has not experienced difficulty in obtaining these raw materials and does not anticipate any difficulty in the future, as the raw materials used are not unique. During fiscal 2003, the Company did experience an increase in its steel prices ranging from 10% to 15% depending on the grade of steel as a result of the steel tariffs.

        Patents, Licenses, Etc. Patents, trademarks and licenses play a part in the Company’s business, but the Company as a whole is not dependent to any material extent upon any single patent.

        Seasonal Nature of Business. The Company's business is not seasonal.

        Working Capital Practices. The Company does not believe that it, or the industry in general, has any special practices or special conditions affecting working capital items that are significant for an understanding of the Company’s business.

        Importance of Limited Number of Customers. The Company sells to the consumer, OEM and specialty distributor markets, as well as direct sales to the dealer network. The consumer market is comprised of a broad base of retail outlets. The specialty distributor market is more concentrated with a fewer number of customers and is more closely tied to the construction industry. The OEM market is comprised of sales to kitchen and bath cabinet manufacturers and sales to the office furniture industry. The dealer network is also closely tied to the office furniture industry. The Company estimates that at present it has over 1,500 active customers with approximately 30,000 outlets, of which the five largest customers account for approximately 24% of sales and only the Wurth Company, a group of specialty distributors, accounts for 10% of sales.

        Backlog of Orders. As of June 28, 2003, the Company’s backlog of unfilled orders was $4.0 million. At June 29, 2002, the company’s backlog totaled $3.1 million. It is expected that substantially all the orders forming the backlog at June 28, 2003, will be filled during the current fiscal year. Accordingly, the amount of the backlog at any particular time is not necessarily indicative of the level of net sales for a particular succeeding period.

        Government Contracts. While the Company does have two contracts with the General Services Administration (“GSA”) for certain of its ergonomic products, the sales volume under these contracts does not result in a significant risk if the government were to terminate these contracts. These contracts contain standard price reduction provisions.

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

        Research, Design and Development. Research, design and development efforts represent one of the Company’s core strengths. Through research, the Company seeks to define and clarify customer needs and problems and to design innovative products, which solve these customer needs and problems. Approximately $2,031,000 was spent in fiscal 2003 in the development of new products and in the improvement of existing products; approximately $1,977,000 was spent in fiscal 2002 and $2,281,000 in fiscal 2001 for the same purposes. In addition, royalties paid to designers of the Company’s products are variable based on sales volumes and are not included in research and development costs.

        Environmental Matters. The Company does not believe, based on current facts known to management, that existing environmental laws and regulations have had or will have any material effects upon the capital expenditures, earnings, or competitive position of the Company.

        Employees. The Company considers one of its major competitive strengths to be its human resources. There have been no work stoppages or labor disputes in the Company’s history, and its relations with its employees are considered good. At June 28, 2003, the Company employed 766 persons. Collective bargaining agents represent none of the Company’s employees. In addition to its employee work force, the Company uses purchased labor to meet uneven demand in its manufacturing operations.

Item 1(d) — Information About Foreign Operations

        The Company’s Canadian operations accounted for approximately 8% of consolidated net sales. Approximately 4% of consolidated net sales were derived from export shipments from the Company’s United States operations to customers in other foreign countries. The Company does not know of any particular risks attendant thereto, except that fluctuating exchange rates between the United States and Canadian currencies and other factors beyond the control of the Company, such as tariff and foreign economic policies, may affect future results of such business. Reference is made to Note 14 of the Notes to the Company’s Consolidated Financial Statements contained herein for the fiscal year ended June 28, 2003, for a presentation of additional information concerning the Company’s foreign operations.

ITEM 2 — PROPERTIES

         The Company owned or leased the following offices and manufacturing facilities as of June 28, 2003:

Location	Description	Interest

Grand Rapids, Michigan	Executive offices and manufacturing facilities; 444,000 sq. ft. on 41 acres	Owned

Sparks, Nevada	Warehouse; 76,000 sq. ft.	Leased

Muncie, Indiana	Manufacturing facilities and office; 98,000 sq. ft. on 12 acres	Owned

Mississauga, Ontario	Office; 1,900 sq. ft.	Leased

The facilities indicated as owned, are owned in fee by the Company and are subject to no material encumbrances. The Company believes that its facilities are generally adequate for its operations and are maintained in a state of good repair. The Company believes it is in compliance with all applicable state and federal air and water pollution control laws. During the five years ended June 28, 2003, the Company spent approximately $31,000,000 for expansion, modernization and improvements of its facilities and equipment.

ITEM 3 — LEGAL PROCEEDINGS

During the second quarter of fiscal 2003, the Company settled a claim for $300,000 related to a lease of which the Company was a guarantor. The claim had been previously accrued on the balance sheet.

During the second quarter of fiscal 2003, the Company settled certain legal concerns involving potential royalty issues for which an accrual had previously been recorded. As a result, the Company reported a pre-tax gain of approximately $800,000 as an offset to selling and administrative expenses in the statement of income.

The Canada Customs and Revenue Agency (“CCRA”) has performed an audit of the Company’s sales to its wholly-owned subsidiary, Knape & Vogt Canada. Preliminary results from a joint review by the Company and its customs broker indicate that the Company may be liable for certain customs duties, however, the amount of any such potential liability is unknown at this time. The Company is defending its position that Knape & Vogt Canada is the importer of record for all Knape & Vogt goods shipped into Canada and management believes that, based on the information available at this time, any liability owed to the CCRA will not have a material adverse effect on the Company’s earnings.

The Company was sued in the Kent County, Michigan Circuit Court in 1997 by a former employee seeking additional benefits under an executive retirement plan. The Circuit Court ruled in favor of the plaintiff, but in June 2002, the Circuit Court was reversed on the Company’s appeal to the Michigan Court of Appeals. The plaintiff filed a delayed request for leave to appeal to the Michigan Supreme Court. In August 2002, the plaintiff filed a lawsuit seeking these retirement benefits in the Federal District Court for the Western District of Michigan. During the fourth quarter of fiscal 2003, the plaintiff’s request for leave to appeal to the Michigan Supreme Court was denied. The Company has moved to dismiss the federal litigation based on the statute of limitations. The federal district judge has taken this motion under advisement.

The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of business.

In the opinion of management, based on the information presently known and taking into account established accruals of approximately $719,000 at June 28, 2003, the ultimate liability for these matters will not have a material adverse effect on the Company’s financial position or the results of its operations.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 28, 2003.

ADDITIONAL ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company, at June 28, 2003, were as follows:

Name	Age	Positions and Offices Held	Year First Elected an Executive Officer

William R. Dutmers	47	Chairman of the Board of Directors and Chief Executive Officer	1998

Leslie J. Cummings	38	Vice President of Finance and Treasurer	2000

J. Scott Royal-Ferris	48	Vice President of Home and Commercial Products	2002

David N. Smith	47	Vice President of Office Products	2002

Raymond N. Watson	50	President of Operations	2002

    Mr. Dutmers was named Chairman of the Board of Directors in January 1998. Mr. Dutmers has been a member of the Board of Directors since April 1996. He was named Chief Executive Officer in May 1999. Mr. Dutmers was the President of G & L, Inc., a business consulting firm, from 1991 to 1997.

    Ms. Cummings was named Vice President of Finance and Treasurer in July 2000. Ms. Cummings joined the Company in 1998 as the Assistant Treasurer. Prior to that she was employed at Knape & Manufacturing Company from 1992 to 1998.

    Mr. Royal-Ferris was named Vice President of Home and Commercial Products in October 2002. Mr. Royal-Ferris joined the Company in 2001 as the Director of Business Development – Consumer. Before joining the Company, Mr. Royal –Ferris had been self-employed from September 2000 to July 2001. Prior to that, he served as the Vice President of Sales/Marketing for Keystone Manufacturing from April 2000 until August 2000; as the Vice President of Sales – Kitchen Division for Windmere Durable Holdings from January 1998 to March 2000; and as Vice President of Sales for The Rival Company from 1990 until January 1998.

    Mr. Smith was named Vice President of Office Products in October 2002. Mr. Smith joined the Company in June 2002 as a Director of Sales in the Office Products division. Prior to that he had served on the sales management team at Herman Miller, Inc. from 1998 to 2002.

    Mr. Watson was named President of Operations in March 2002. Before joining the Company, he had been employed at the Marmon Group from 1993 to 2002, most recently as the Vice President of Finance of Marmon Retail Services.

     All terms of office are on an annual basis and will expire on October 17, 2003.

PART II

ITEM 5 — MARKET PRICE FOR REGISTRANT’SCOMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

        Market Price. The Company’s Common Stock is traded on the NASDAQ National Market under the ticker symbol KNAP. Stock price quotations can be found in major daily newspapers (listed KnapeV) and in the Wall Street Journal (listed KnapeVogt). As of August 22, 2003, there were approximately 3,000 shareholders of the Company’s Common Stock and Class B Common Stock.

	Fiscal 2003		Fiscal 2003

Quarter	High	Low	High	Low

First	$12.99	$10.00	$12.99	$10.48
Second	$11.25	$8.04	$13.45	$9.83
Third	$12.20	$9.95	$14.02	$10.75
Fourth	$12.10	$9.26	$13.49	$11.71

    Dividends.        The Company paid quarterly per share cash dividends of $0.165 on its shares of Common Stock and $0.15 on its shares of Class B Common Stock during the last two fiscal years.

        On August 8, 2003, the Board of Directors declared a $.165 per share cash dividend on shares of the Company’s common stock and $.15 per share cash dividend on shares of its Class B common stock, payable September 5, 2003, to shareholders of record on August 22, 2003.

        Securities Authorized for Issuance Under Equity Compensation Plans. The Company had the following equity compensation plans at June 28, 2003:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (3)

Equity compensation plans approved by security holders	426,523	$19.42	240,657
Equity compensation plans not approved by security holders	27,500	$14.43	-

Total	454,023	$19.12	240,657

These equity compensation plans are more fully described in Note 12 to the Consolidated Financial Statements.

ITEM 6 — SELECTED FINANCIAL DATA

For the Year Ended	2003	2002	2001	2000	1999

Summary of Operations
Net sales	$125,398,960	$131,868,842	$143,912,863	$152,905,868	$153,266,180
Gross profit	27,760,643	30,961,066	33,562,856	36,760,813	30,533,538
Gross profit %	22.1%	23.5%	23.3%	24.0%	19.9%
Selling, general and administrative	23,669,193	22,663,719	23,135,501	22,228,025	20,448,833
Selling, general and administrative %	18.9%	17.2%	16.1%	14.5%	13.3%
Operating income	3,820,125	7,362,347	10,127,355	14,427,788	9,484,705
Operating income %	3.0%	5.6%	7.0%	9.4%	6.2%

Net income	2,230,899	3,789,046	5,615,065	8,423,730	6,161,769
Common Stock Data
Primary and diluted earnings per share	0.49	0.83	1.22	1.80	1.13
Weighted-average shares oustanding-
diluted	4,516,706	4,569,942	4,618,250	4,684,125	5,445,009
Dividends per share--common	0.66	0.66	0.66	0.615	0.600
Dividends per share--Class B common	0.60	0.60	0.60	0.559	0.545
Year-end stock price	10.47	12.40	12.66	15.25	16.02

Year-end Financial Position
Total assets	91,864,322	87,891,418	89,803,393	88,287,652	75,059,989
Working capital	20,457,268	17,185,811	18,465,603	16,378,393	18,135,700
Current ratio	2.0	1.9	2.0	1.7	2.0
Long-term debt	24,065,420	20,000,000	23,750,000	20,050,000	17,700,000
Long-term debt as a % of total capital (a)	40.9%	35.6%	39.0%	36.6%	35.8%
Stockholders' equity	34,761,860	36,213,219	37,132,697	34,706,630	31,758,785

Other Data/Key Ratios
Capital expenditures	3,707,536	3,935,470	9,282,239	9,112,810	4,786,263
Depreciation and amortization	6,642,091	6,693,293	6,340,647	5,862,588	5,914,739

(a) Total capital is defined as the sum of long-term debt plus stockholders’ equity.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes.

Overview

        Knape & Vogt is a leading manufacturer of functional hardware, storage-related components and ergonomic products with a long history dating back to 1898. We complement our manufacturing capabilities with our design and distribution expertise. In fiscal 2002, we realigned our business to allow more focus on our two key segments; Office Products and Home and Commercial Products.

        Our Office Products segment develops, markets and distributes its hardware and idea@WORK™ brand of ergonomic products primarily to office furniture OEMs and office furniture dealers.

        Our Home and Commercial Products segment develops, markets and distributes hardware, kitchen and storage solutions primarily to retailers, specialty distributors and kitchen OEMs. These products include the Real Solutions for Real Life™ brand of storage products.

Critical Accounting Policies

        This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, which are based on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we will make adjustments, as we consider appropriate under the current facts and circumstances.

        We believe that the following represent the more critical estimates and assumptions used in preparation of our consolidated statements.

•	Revenue recognition – We record revenue when title to the product and risk of ownership passes to the buyer. Sales are shown net of returns, discounts and any other form of sales incentive, including cooperative advertising and rebates.
•	Allowance for uncollectible accounts receivable – We record allowances for losses that we may incur from the inability of certain of our customers to pay for products or services that they have purchased. In determining these allowances, we take into consideration the financial condition of our customers, previous payment history and the age of the outstanding balances. We monitor our customers’ balances on a monthly basis and assess the adequacy of the allowances recorded.
•	Inventory reserves – We provide reserves for inventory that we consider obsolete or slow moving, utilizing assumptions about future demand for our products. We monitor our inventory by type, age and usage on a monthly basis to determine the reserves recorded.
•	Impairment of long-lived assets – We periodically review the carrying value of our long-lived assets held and used, including goodwill and other intangible assets. This review is performed using estimated future cash flows. If the carrying value of a long-lived asset is considered to be impaired, an impairment charge is recorded for the amount that the carrying value of the long-lived asset exceeds its fair value.
•	Pension and Other Postretirement Benefits – Accounting for defined-benefit pension plans involves estimating the cost of benefits to be provided in the future, based on vested years of service, and attributing those costs over the time period each employee works. The most significant factor affecting our pension costs is the fair value of the plan assets and the selection of key assumptions, including the discount rate and the expected return on plan assets. In fiscal 2003, we reduced our discount rate to 5.50% from 7.25%. We also lowered our expected return on plan assets to 8.00% from 8.50%. While we believe the assumptions selected are reasonable, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future expense. See Note 10 to the Consolidated Financial Statements for more information regarding costs and assumptions for our employee retirement plans.

Results of Operations

        The table below shows certain items in our Consolidated Statements of Operations as a percentage of net sales:

Year Ended	June 28, 2003	June 29, 2002	June 30, 2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	77.9	76.5	76.7

Gross profit	22.1	23.5	23.3
Selling, general and administrative expenses	18.9	17.2	16.1
Other	.2	.7	.2

Operating income	3.0	5.6	7.0
Other expense	.9	1.1	1.1

Income before income taxes	2.1	4.5	5.9
Income taxes	.3	1.6	2.1

Net income	1.8%	2.9	3.8%

Sales

        The table below summarizes our sales by division for the past three fiscal years (in millions):

Year Ended	June 28, 2003%		June 29, 2002%		June 30, 2001%

Office Products	$35.9	28.5%	$39.5	29.9%	$47.6	33.1%
Home and Commercial Products	89.5	71.5%	92.4	70.1%	96.3	66.9%

Total Net Sales	$125.4	100%	$ 131.9	100%	$ 143.9	100%

        Consolidated net sales for fiscal 2003 declined 4.9% compared to fiscal 2002, which followed a decline of 8.4% when comparing fiscal 2002 to fiscal 2001.

        Our Office Products division sales decreased 9.3% when compared to fiscal 2002, following a decline of 17.0% in fiscal 2002 when compared to fiscal 2001. The office furniture industry shipments, as a whole, have continued to decline as seen in the Business and Institutional Furniture Manufacturers’ Association (BIFMA) results for fiscal 2003 and fiscal 2002, which showed decreases of 10.2% and 25.3%, respectively. Despite the downturn in this industry, we have been able to maintain relatively stable sales to the office furniture channel with our idea@WORK product line. We attribute our ability to outperform the market in this channel, to sales of our new products, including the Keynetix™2 adjustable keyboard, the Mantis™ flat screen monitor arm and the Captor™CPU holder. During June 2003, at the NEOCON show in Chicago, we launched our line of height adjustable tables, ProLiftix™, and have begun taking orders for this line, which will begin shipping in early fiscal 2004.

        Our Home and Commercial Products division fiscal 2003 sales decreased by 3.0% when compared to fiscal 2002. During the first quarter of fiscal 2003, we launched a consignment inventory program for certain customers within this division. The program has expanded during the year and the consignment inventory balance at June 28, 2003 was $3.1 million at cost. The launch of this program effectively deferred sales from fiscal 2003; however, we have seen sales increase during the fiscal year to those customers participating in the program. We have also been successful in placing several of our new products into the retail channel, including our new line of Shelf Made™ Instant shelves, our Real Solutions for Real Life™ line of kitchen and bath accessories and our Work@Ease line of ergonomic products. The only channel, which has consistently reported sales declines during fiscal 2003, was the kitchen and bath OEM channel. Near the end of the third quarter, we realigned our sales force to better target this market. The decrease in our Home and Commercial Products division sales in fiscal 2002 when compared to fiscal 2001 reflected the overall downturn in the U.S. economy.

        New product sales (those products introduced within the last 18 months) were approximately $11.7 million in fiscal 2003 and $8.0 million in fiscal 2002. New product introductions, along with value-added services, such as vendor-managed inventory, remain a key component of our strategy.

Gross Profit

        Gross profit, as a percentage of net sales, was 22.1% in fiscal 2003, compared to 23.5% in fiscal 2002 and 23.3% in fiscal 2001. Overall, we have a significant investment in our manufacturing process, specifically machinery and tooling. With the decrease in sales volumes during the past two fiscal years, it has been more difficult to effectively leverage the fixed portion of these costs. In addition, we have seen significant increases in our raw steel costs, ranging from 10% to 15% depending on the grade of steel, as a result of the steel tariffs imposed during fiscal 2003.

        We have been partially successful in offsetting the impact of the sales volume decline and the raw material price increases by utilizing lean manufacturing initiatives to minimize manufacturing costs, along with identifying competitive alternative sourcing options, when applicable, and by increasing sales of higher margin products such as the line of ergonomic products and higher sales into our more profitable market channels.

Selling, General and Administrative

        Selling, general and administrative expenses, as a percent of net sales, were 18.9% in fiscal 2003, compared to 17.2% in fiscal 2002 and 16.1% in fiscal 2001. During the second quarter of fiscal 2003, we recognized a pre-tax gain of $0.8 million due to the successful resolution of certain legal matters. Excluding this gain, selling and administrative expenses would have been 19.5% of net sales in fiscal 2003. The increase from the prior year was due in part to the higher selling costs associated with the ergonomic product line combined with the advertising and marketing costs we incurred to launch new products in both of our divisions. During the past two fiscal years, we have also incurred costs to reintroduce our line of kitchen and bath accessories under the Real Solutions For Real Life™ logo. Finally during fiscal 2003,we made significant investments in our selling efforts to the distribution channel in an effort to aggressively grow sales in this key market.

Restructuring/Impairment

        During the first quarter of fiscal 2003, we recorded $271,325 pre-tax of severance costs, primarily related to the resignation of two of our executive officers in August 2002.

        In the fourth quarter of fiscal 2002, we recorded a pre-tax impairment charge of $690,000 in accordance with Financial Accounting Standard No. 144 for certain precision drawer slide tooling. While we continue to produce the drawer slides, the future cash flows associated with the sales of this particular product line were less than the cost of the tooling recorded. In addition, during the fourth quarter of fiscal 2002, we adopted a plan to reduce our salaried workforce in the Grand Rapids, Michigan facility. We recorded $245,000 in severance costs for this workforce reduction.

        In the third quarter of fiscal 2001, we recorded a pre-tax impairment loss on assets held for sale of $.3 million. The loss reflected new information, which lowered our estimate of the fair market value of the properties listed for sale. In fiscal 2000, we had recorded a loss of $.1 million pre-tax, which was our best estimate at that time of the loss to be incurred on the sale of our former powder coat facility. The assets held for sale were sold during fiscal 2002 at no additional loss.

Interest Expense and Income Taxes

        Interest expense was $1.5 million in fiscal 2003, compared to $1.5 million and $1.6 million, respectively, in fiscal years 2002 and 2001. Overall, interest expense has remained relatively stable over the past three fiscal years. Slight variations reflect the impact of higher or lower balances outstanding on the revolving credit facility.

        During fiscal 2003, we amended our income tax returns previously filed for fiscal years 1997 and 1999. A change in the federal tax law allowed us to utilize a portion of our capital loss from fiscal 1999 that had been previously disallowed. As a result of this change, we recognized an income tax benefit of $607,000 in fiscal 2003.

        Excluding the impact of the amended returns, the effective tax rate would have been 38.0% in fiscal 2003, compared to 35.9% in fiscal 2002 and 34.6% in fiscal 2001. Overall, rates have increased due to the ratio of foreign versus domestic income and expanded state exposure. See Note 11 to the Consolidated Financial Statements for a reconciliation of the effective tax rate.

Net Income

        Net income was $2.2 million, or $0.49 per diluted share, in fiscal 2003 compared to $3.8 million, or $0.83 per diluted share, in fiscal 2002 and $5.6 million, or $1.22 per diluted share in fiscal 2001. The declines in both fiscal 2003 and fiscal 2002 were primarily due to the decrease in overall sales volume.

Liquidity and Capital Resources

        Cash flows from operating activities generated $.5 million in fiscal 2003, compared to $13.4 million in fiscal 2002 and $8.8 million in fiscal 2001. The lower cash flow from operating activities in fiscal 2003 reflects lower earnings, a significant contribution to our defined benefit pension plans, combined with higher inventory levels needed to support the launch of the new products and the consignment inventory program. In addition, the payment of the legal settlements during fiscal 2003 also reduced the cash generated by operating activities. The increase in fiscal 2002 represented an improvement in the change in accounts payable and other accrued liabilities when compared to the prior year.

        Cash flows used in investing activities were $3.5 million in fiscal 2003, compared to $2.3 million in fiscal 2002 and $9.8 million in fiscal 2001. We spent $3.7 million on capital expenditures in fiscal 2003, compared to $3.9 million and $9.3 million, respectively, in fiscal 2002 and 2001. The fiscal 2003 capital expenditures represented investments in tooling for new products, including the Hopper™ and certain precision drawer slides, along with investment in our web-based customer service application and our new office showroom. Capital spending has declined in fiscal 2003 and 2002, due to the fact that we believe that our investments made in earlier years in the manufacturing process have been sufficient to meet the anticipated capacity needs for at least the next three to five years. We believe that capital expenditures will approximate $4.0 million in fiscal 2004, as investments will be focused on bringing new products and product enhancements to our customers. The cost to complete the items classified as construction in progress at June 28, 2003 was estimated to be approximately $422,000, which will be derived from cash flows from operations or from the revolving credit facility. Investing activities in fiscal 2001 also included the net cash paid for the acquisition of Idea Industries, Inc. (Idea).

        On October 1, 1999, we acquired substantially all of the assets of Idea. Idea designed, manufactured and marketed ergonomic products, including adjustable keyboard mechanisms, keyboard and computer mouse platforms, wrist rests and CPU holders. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on their estimated fair values at the date of the acquisition. The cost of the acquisition in excess of net identifiable assets acquired, including contingent consideration paid in fiscals 2000 and 2001, was recorded as goodwill and has been amortized using the straight-line method based on a 15-year life. We discontinued the amortization of goodwill in fiscal 2003, when we adopted the provisions of SFAS No. 142 (see the discussion in Note 2).

        Cash flows generated from financing activities were $1.1 million in fiscal 2003, compared to $7.8 million of cash flow used in fiscal 2002 and $.8 million generated in fiscal 2001. The generation of funds in fiscal 2003 reflects borrowings under the revolving credit facility. The use of funds in fiscal 2002 reflects the repayment of $3.8 million of debt under the revolving credit facility along with the repurchase of $1.2 million of our common stock.

        We have a stock repurchase program, under which we purchased 2,280 shares during fiscal 2003 with the price per share ranging from approximately $9 to $11. At June 28, 2003, we are authorized to repurchase an additional 272,202 shares.

        We have a revolving credit agreement that provides for borrowings up to $45 million and expires on November 1, 2004. In addition, we have an interest rate swap agreement, which expires on June 1, 2006, in order to fix the interest rate on $20 million of borrowings under the revolving credit facility. The swap agreement fixed the rate at 6.25% plus our credit spread on the revolving credit agreement.

        At June 28, 2003, we were in compliance with all of the covenants of the revolving credit agreement.

        Our outstanding debt at June 28, 2003 was $24.1 million, compared to $20.0 million at fiscal 2002 year-end. The debt to total capital ratio increased to 40.9% at June 28, 2003, from 35.6% at June 29,2002. Note that we define total capital as the sum of long-term debt plus total stockholders’ equity. We continue to manage our debt levels in an effort to maintain our debt to total capital in a range of 35 to 45%. We believe that cash flows from operations and funds available under the credit facility will be sufficient to fund working capital requirements, stock repurchases and capital expenditures in fiscal 2004.

        On August 8, 2003, the Company’s Board of Directors approved a resolution to refinance our revolving bank loan with a new lending institution. A commitment has been signed with the lender. The agreement calls for a $35 million unsecured revolving credit facility (including a $2.5 million sub limit for letters of credit) and matures on November 1, 2006. Interest on the revolving credit facility will be payable at prime or LIBOR rates plus a spread of up to .25% or 1.25%, respectively, based upon certain ratios.

Legal Contingencies

        During the second quarter of fiscal 2003, the Company settled a claim for $300,000 related to a lease of which the Company was a guarantor. The claim had been previously accrued on the balance sheet.

        During the second quarter of fiscal 2003, we settled certain legal concerns involving potential royalty issues for which an accrual had been previously recorded. As a result, we reported a pre-tax gain of approximately $800,000 as an offset to selling and administrative expenses in the statement of income.

        The Canada Customs and Revenue Agency (“CCRA”) has performed an audit of our sales to our wholly-owned subsidiary, Knape & Vogt Canada. Preliminary results from a joint review by KV and our customs broker indicate that we may be liable for certain customs duties, however, the amount of any such potential liability is unknown at this time. We are defending our position that Knape & Vogt Canada is the importer of record for all Knape & Vogt goods shipped into Canada and we believe, that based on the information available at this time, any liability owed to the CCRA will not have a material adverse effect on our earnings.

        We were sued in the Kent County, Michigan Circuit Court in 1997 by a former employee seeking additional benefits under an executive retirement plan. The Circuit Court ruled in favor of the plaintiff, but in June 2002, the Circuit Court was reversed on our appeal to the Michigan Court of Appeals. The plaintiff filed a delayed request for leave to appeal to the Michigan Supreme Court. In August 2002, the plaintiff filed a lawsuit seeking these retirement benefits in the Federal District Court for the Western District of Michigan. During the fourth quarter of fiscal 2003, the plaintiff’s request for leave to appeal to the Michigan Supreme Court was denied. The Company has moved to dismiss the federal litigation based on the statute of limitations. The federal district judge has taken this motion under advisement.

        We are also subject to other legal proceedings and claims, which arise in the ordinary course of business.

        In the opinion of management, based on the information presently known and taking into account established accruals of approximately $719,000 at June 28, 2003, the ultimate liability for these matters will not have a material adverse effect on our financial position or the results of our operations.

Contractual Obligations

        As more fully described in the Notes to the Consolidated Financial Statements, we are obligated to make future payments under certain debt and lease agreements, and are a party to other commitments. The following table summarizes these obligations as of June 28, 2003.

	Payments due by period

	Total	Less than 1 year	1-3 years	4-5 years

Long-term debt	$24,000,000	$ -	$24,000,000	$ -
Capital lease	76,446	16,988	50,964	8,494
Operating leases	333,335	249,762	83,573	-
Purchase obligations	422,000	422,000	-	-

Total contractual cash obligations	$24,831,781	$688,750	$24,134,537	$8,494

        In addition, we are a party to certain other agreements that contractually and unconditionally commit us to pay certain amounts in the future. While we believe it is probable that amounts will be spent in the future under such contracts, the amount and/or the timing of such future payments will vary depending on certain provisions of the applicable contract. The agreements to which we are a party that fall into this category include certain royalty agreements under which we pay a royalty based on the sales volume of certain products that we manufacture and sell.

Inflation

        Inflation has not had a significant effect on KV over the past three years, nor is it expected to have a significant effect in the foreseeable future. We continuously attempt to minimize the effect of inflation through cost reductions and improved productivity.

Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for KV in fiscal 2003. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests at least annually in accordance with SFAS 142. Other intangible assets will continue to be amortized over their contractual lives.

        We adopted SFAS No. 142 in the first quarter of fiscal 2003. Application of the nonamortization provisions of SFAS No. 142 resulted in an increase in net earnings of approximately $237,000 ($0.05 per diluted share) for fiscal 2003. We performed the required impairment tests of goodwill as of the first day of fiscal 2003 and determined that the recorded goodwill was not impaired.

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

        In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting And Disclosure Requirements For Guarantees, Including Indirect Guarantees Of Indebtedness Of Others (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 and have been made in the financial statements.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123, Accounting For Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have elected to continue to apply Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for our stock option plans, as permitted under SFAS No. 123 and SFAS No. 148. Accordingly, no compensation cost has been recognized for our stock option plans.

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

        Risk Factors include, but are not limited to, uncertainties relating to changes in demand for our products; the cost and availability of inventories; changes in trading policies or import and export regulations; changes in duties, tariffs, quotas or applicable assessments; the ability to secure and protect patents and other intellectual property; foreign competition; loss of significant customers; and a continued slowdown in the U.S. economy. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        A discussion of the Company’s accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. Additional information relating to financial instruments and debt is included in Note 7 — Long-Term Debt, Note 8 — Derivative Financial Instruments and Note 17 — Subsequent Events. Quantitative disclosures relating to financial instruments and debt are included in the table below.

        The following table provides information on the Company’s fixed maturity investments as of June 28, 2003 and June 29, 2002 that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Fiscal 2003:
Liability	Amount	Maturity Date
Variable rate revolving credit
agreement	$24,000,000	November 1, 2004
First $20,000,000 at an interest rate of 1.28%
plus weighted average credit spread of .75%
Amounts in excess of $20,000,000 had an interest rate
ranging from 2.00% to 2.22%

Interest Rate Swaps
Notional amount	$20,000,000	June 1, 2006
Pay fixed/Receive variable - 1.28%
Pay fixed interest rate - 6.25%
Fair value	$ 2,554,980

Fiscal 2002:
Liability
Variable rate revolving credit
agreement	$20,000,000	November 1, 2004
First $20,000,000 at an interest rate of 1.9050%
plus weighted average credit spread of .625%
Amounts in excess of $20,000,000 had an interest rate
ranging from 2.295% to 2.655%

Interest Rate Swaps
Notional amount	$20,000,000	June 1, 2006
Pay fixed/Receive variable - 1.8975%%
Pay fixed interest rate - 6.25%
Fair value	$ 1,602,158

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

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Immediately following are the consolidated balance sheets of the Company and its subsidiaries as of June 28, 2003 and June 29, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 28, 2003, the notes thereto, and the independent auditors’ report.

Knape & Vogt Manufacturing Company and Subsidiaries
Consolidated Statements of Operations

Year Ended	June 28, 2003	June 29, 2002	June 30, 2001

Net Sales	$ 125,398,960	$ 131,868,842	$ 143,912,863

Cost of Sales	97,638,317	100,907,776	110,350,007

Gross Profit	27,760,643	30,961,066	33,562,856

Expenses
Selling	18,440,066	17,754,254	17,681,717
Administrative and general	5,229,127	4,909,465	5,453,784
Other	271,325	935,000	300,000

Total Expenses	23,940,518	23,598,719	23,435,501

Operating Income	3,820,125	7,362,347	10,127,355

Other Expenses (Income)
Interest	1,457,202	1,484,868	1,611,942
Other, net	(254,976)	(34,567)	(66,652)

Total Other Expenses	1,202,226	1,450,301	1,545,290

Income Before Income Taxes	2,617,899	5,912,046	8,582,065

Income Taxes	387,000	2,123,000	2,967,000

Net Income	$ 2,230,899	$ 3,789,046	$ 5,615,065

Basic Earnings Per Share	$ 0.49	$ 0.83	$ 1.22

Basic Weighted-Average Shares Outstanding	4,516,706	4,569,942	4,616,881

Diluted Earnings Per Share	$ 0.49	$ 0.83	$ 1.22

Diluted Weighted-Average Shares Outstanding	4,516,706	4,569,942	4,618,250

Dividends Per Share
Common stock	$ .660	$ .660	$ .660
Class B common stock	$ .600	$ .600	$ .600

See accompanying notes to consolidated financial statements.

Knape & Vogt Manufacturing Company and Subsidiaries
Consolidated Balance Sheets

	June 28, 2003	June 29, 2002

Assets
Current Assets
Cash	$ 3,846,611	$ 5,430,543
Accounts receivable, less allowances of $803,000 and $755,000, respectively	16,820,601	17,025,929
Inventories	18,979,056	13,162,145
Prepaid expenses	635,244	1,530,967

Total Current Assets	40,281,512	37,149,584

Property and Equipment
Land and improvements	1,175,615	1,175,615
Buildings	16,630,343	16,095,973
Machinery and equipment	65,368,886	62,930,700
Construction in progress	485,520	537,677

	83,660,364	80,739,965
Less accumulated depreciation	49,671,256	43,479,535

Net Property and Equipment	33,989,108	37,260,430

Goodwill, net of accumulated amortization of $1,099,000	4,772,837	4,772,837

Prepaid Pension Cost	12,503,491	8,416,900

Other Assets	317,374	291,667

	$91,864,322	$87,891,418

See accompanying notes to consolidated financial statements.

Knape & Vogt Manufacturing Company and Subsidiaries
Consolidated Balance Sheets

	June 28, 2003	June 29, 2002

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$ 10,746,893	$ 9,849,513
Accruals:
Income taxes	652,794	28,401
Accrued compensation	2,394,856	2,057,635
Accrued customer rebates and cooperative advertising	1,289,946	2,764,828
Other	4,739,755	5,263,396

Total Current Liabilities	19,824,244	19,963,773

Other Retirement Benefits	5,393,633	4,539,268

Long-Term Debt	24,052,605	20,000,000

Deferred Income Taxes	5,277,000	5,573,000

Interest Rate Swap Agreement	2,554,980	1,602,158

Total Liabilities	57,102,462	51,678,199

Stockholders' Equity
Stock:
Common, $2 par - 6,000,000 shares authorized; 2,293,433 and 2,272,754 issued and outstanding	4,586,866	4,545,508
Class B common, $2 par - 4,000,000 shares authorized; 2,222,202 and 2,244,398 issued and outstanding	4,444,404	4,488,796
Preferred - 2,000,000 shares authorized and unissued	-	-
Additional paid-in capital	7,538,684	7,550,062
Unearned stock grant	(94,500)	(94,500)
Accumulated other comprehensive loss	(2,974,990)	(2,154,460)
Retained earnings	21,261,396	21,877,813

Total Stockholders' Equity	34,761,860	36,213,219

	$ 91,864,322	$ 87,891,418

See accompanying notes to consolidated financial statements.

Knape & Vogt Manufacturing Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common stock	Additional paid-in capital	Restrict stock grants	Accumulated other comprehensive income (loss)	Retained Earnings	Total

Balance, July 1, 2000	$ 9,231,410	$ 8,482,908	$ (94,500)	$ (1,169,577)	$ 18,256,389	$ 34,706,630
Comprehensive income:
Net income	-	-	-	-	5,615,065	5,615,065
Foreign currency translation adjustment	-	-	-	(47,557)	-	-
Minimum SERP adjustment, net of tax
benefit of $53,000	-	-	-	94,343	-	-
Loss on derivative instrument, net
of tax benefit of $190,000	-	-	-	(353,301)	-	-
Other comprehensive loss	-	-	-	(306,515)	-	(306,515)
Comprehensive income	-	-	-	-	-	5,308,550
Cash dividends	-	-	-	-	(2,906,574)	(2,906,574)
Restricted stock issued	3,296	21,787	-	-	-	25,083
Stock issued under stock option plan	3,656	12,266	-	-	-	15,922
Tax benefit from exercise
of stock options	-	3,623	-	-	-	3,623
Repurchase and retirement of
shares of common stock	(2,680)	(17,857)	-	-	-	(20,537)

Balance, June 30, 2001	9,235,682	8,502,727	(94,500)	(1,476,092)	20,964,880	37,132,697
Comprehensive income:
Net income	-	-	-	-	3,789,046	3,789,046
Foreign currency translation
adjustment	-	-	-	930	-	-
Minimum SERP adjustment, net of tax
benefit of $4,000	-	-	-	8,559	-	-
Loss on derivative instrument, net
of tax benefit of $371,000	-	-	-	(687,857)	-	-
Other comprehensive loss	-	-	-	(678,368)	-	(678,368)
Comprehensive income	-	-	-	-	-	3,110,678
Cash dividends	-	-	-	-	(2,876,113)	(2,876,113)
Restricted stock issued	1,634	8,979	-	-	-	10,613
Repurchase and retirement of
shares of common stock	(203,012)	(961,644)	-	-	-	(1,164,656)

Balance, June 29, 2002	9,034,304	7,550,062	(94,500)	(2,154,460)	21,877,813	36,213,219
Comprehensive income:
Net income	-	-	-	-	2,230,899	2,230,899
Foreign currency translation
adjustment	-	-	-	411,634	-	-
Minimum SERP adjustment, net of tax
benefit of $152,000	-	-	-	(227,665)	-	-
Minimum pension adjustment, net of
tax benefit of $302,000				(384,677)
Loss on derivative instrument, net
of tax benefit of $333,000	-	-	-	(619,822)	-	-
Other comprehensive loss	-	-	-	(820,530)	-	(820,530)
Comprehensive income	-	-	-	-	-	1,410,369
Cash dividends	-	-	-	-	(2,847,316)	(2,847,316)
Restricted stock forfeited	(100)	(601)	-	-	-	(701)
Restricted stock issued	1,626	8,612	-	-	-	10,238
Repurchase and retirement of
shares of common stock	(4,560)	(19,389)	-	-	-	(23,949)

Balance, June 28, 2003	$ 9,031,270	$ 7,538,684	$ (94,500)	$ (2,974,990)	$ 21,261,396	$ 34,761,860

See accompanying notes to consolidated financial statements.

Knape & Vogt Manufacturing Company and Subsidiaries
Consolidated Statements of Cash Flows

Year Ended	June 28, 2003	June 29, 2002	June 30, 2001

Operating Activities
Net income	$ 2,230,899	$ 3,789,046	$ 5,615,065
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation of fixed assets	6,605,516	6,260,983	5,758,085
Amortization of other assets	36,575	432,310	582,562
Increase in deferred income taxes	480,000	1,153,000	700,000
Increase (decrease) in supplemental retirement benefits	13,284	(8,311)	224,150
Increase in prepaid pensions	(4,276,691)	(2,519,499)	(2,629,211)
Loss on disposal of property and equipment	136,746	305,279	352,978
Other	50,000	935,000	300,000
Changes in operating assets and liabilities (net of acquisition):
Accounts receivable	439,638	1,030,341	2,773,260
Inventories	(5,816,911)	1,127,951	802,297
Other current assets	898,337	141,012	(222,605)
Accounts payable	943,130	(495,865)	(2,182,455)
Accruals	(1,229,205)	1,203,046	(3,285,887)

Net cash provided by operating activities	511,318	13,354,293	8,788,239

Investing Activities
Additions to property and equipment	(3,707,536)	(3,935,470)	(9,282,239)
Proceeds from sales of property and equipment	243,527	1,784,925	7,301
Net cash paid for acquisition	-	-	(505,745)
Other, net	(62,282)	(112,532)	(11,228)

Net cash used for investing activities	(3,526,291)	(2,263,077)	(9,791,911)

Financing Activities
Proceeds from issuance of common stock	-	-	15,922
Repurchase and retirement of common stock	(23,949)	(1,164,656)	(20,537)
Dividends paid	(2,847,316)	(2,876,113)	(2,906,574)
Principal payments on capital lease obligations	(6,080)	--	--
Borrowings/(repayments) on long-term debt	4,000,000	(3,750,000)	3,700,000

Net cash provided by (used for) financing activities	1,122,655	(7,790,769)	788,811

Effect of Exchange Rate Changes on Cash	308,386	16,156	(22,821)

Net Increase (Decrease) in Cash	(1,583,932)	3,316,603	(237,682)

Cash, beginning of year	5,430,543	2,113,940	2,351,622

Cash, end of year	$ 3,846,611	$ 5,430,543	$ 2,113,940

Supplemental Information:
Interest paid	$ 1,448,663	$ 1,512,746	$ 1,598,162
Income taxes paid	316,000	2,015,000	3,757,130

See accompanying notes to consolidated financial statements.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

1.	Nature of Operations	Knape & Vogt Manufacturing Company and its wholly owned subsidiaries (the Company) design, manufacture and distribute kitchen and bath storage solutions and office products for original equipment manufacturers, specialty distributors, hardware chains and major home centers. During fiscal 2002, the Company aligned itself into two sales segments: Office Products and Home and Commercial Products. Products are sold worldwide through the Company’s own sales personnel and through independent sales representatives. The Company is headquartered in Grand Rapids, Michigan.

2.	Summary of Significant Accounting Policies	Principles of Consolidation

The consolidated financial statements include the accounts of Knape & Vogt Manufacturing Company and its wholly owned domestic and foreign subsidiaries. All material intercompany balances, transactions and stockholdings have been eliminated in consolidation.

The Company utilizes a 52- or 53-week fiscal year, which ends on the Saturday nearest the end of June. The fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001 each contained 52 weeks.

Revenue Recognition and Concentration of Credit Risk

The Company records revenue when title to the product and risk of ownership passes to the buyer. Sales are shown net of returns, discounts and any other form of sales incentive, including cooperative advertising and rebates. No single customer accounts for more than 10% of consolidated sales. The Company performs ongoing credit evaluations and maintains reserves for potential credit losses.

Shipping and Handling Costs

Shipping and handling costs that are charged to and reimbursed by the customer are recognized as revenue, while the related expenses incurred by the Company are recorded as cost of sales in the consolidated statements of operations.

Foreign Currency Translation

The accounts of the foreign subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. Assets and liabilities are translated at year-end exchange rates. Income and expense accounts are translated at average exchange rates in effect during the year. Translation adjustments resulting from fluctuations in the exchange rates are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity. Foreign currency exchange gains were $6,432 in fiscal 2003, $30,335 in fiscal 2002 and $40,291 in fiscal 2001.

Financial Instruments

The carrying amounts of the Company’s financial instruments, which consist of cash, receivables, bank revolving credit agreement and accounts payable, approximate their fair values.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

Derivative Financial Instruments

The Company uses an interest rate swap agreement to modify a portion of the variable rate revolving line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement is designated as a hedge, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Amounts currently due to or from interest rate swap counter parties are recorded in interest expense in the period in which they accrue. The derivative was recognized as a liability on the balance sheet at its fair value of $2,554,980 at June 28, 2003 and $1,602,158 at June 29, 2002.

Inventories

Inventories are stated at the lower of FIFO (first-in, first-out) cost or market.

Property, Equipment and Depreciation

Property and equipment are stated at cost and depreciated, for financial reporting purposes, using the straight-line method over the estimated useful lives of the assets. For income tax purposes, accelerated depreciation methods and shorter useful lives are used. Management estimates that the cost to complete the items classified in construction in progress at June 28, 2003 was approximately $422,000. Estimated depreciable lives are as follows: land and improvements, 3 to 20 years; buildings, 3 to 40 years; machinery and equipment, 3 to 20 years.

Leased Property Under Capital Leases

Property under capital leases is amortized over the shorter of the lives of the respective leases or the estimated useful lives of the assets.

Stock Based Compensation

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

Under the accounting provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

	2003	2002	2001

Net income:
As reported	$ 2,230,899	$ 3,789,046	$ 5,615,065
Pro forma	2,230,899	3,789,046	5,064,021
Earnings per share:
As reported	$0.49	$0.83	$1.22
Pro forma	0.49	0.83	1.10

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses and effective June 30, 2002, is not amortized, however, in prior years it was amortized using the straight-line method over periods ranging from 15 to 40 years. The recorded goodwill primarily relates to the acquisition of Idea Industries and is included in the Office Products division. Other intangibles consist primarily of trademarks, brand names and patents that are being amortized using the straight-line method over periods up to 15 years.

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

Advertising and Customer Rebates

In 2001, the Emerging Issues Task Force (EITF) released its consensus on Issue No. 00-22, Accounting for Certain “Points” and Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future and Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. These consensuses provided guidance on the classification of expenses related to customer rebate, cooperative advertising and buydown programs. Adoption of these consensuses by the Company resulted in reclassifying the expenses for these programs to a component of net sales. Costs incurred for advertising, including costs incurred under cooperative advertising programs with customers, are expensed as incurred. Cooperative advertising costs are recorded as a reduction of gross sales. Advertising expense was $976,000 in 2003, $1,889,000 in 2002 and $684,000 in 2001.

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

	2003	2002	2001

Numerators:
Numerator for both basic and
diluted EPS, net income	$2,230,899	$3,789,046	$5,615,065

Denominators:
Denominator for basic EPS,
weighted-average common
shares outstanding	4,516,706	4,569,942	4,616,881
Potentially dilutive shares
resulting from stock option
plans	-	-	1,369

Denominator for diluted EPS	4,516,706	4,569,942	4,618,250

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

	2003	2002	2001

Exercise Price $13.64	6,875	19,254	20,410
$14.09	8,525	19,800	20,350
$16.74	6,962	9,988	10,594
$18.18	6,325	9,075	9,625
$18.41	130,240	-	-
$26.54	61,413	61,413	--

Comprehensive Income

Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholders’ equity.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for the Company in fiscal 2003. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests at least annually. Other intangible assets will continue to be amortized over their contractual lives.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

The Company adopted SFAS No. 142 in the first quarter of fiscal 2003. The Company’s reported net income and earnings per share information, exclusive of goodwill amortization required under previous accounting standards on an after tax basis is as follows:

	Fiscal 2003	Fiscal 2002	Fiscal 2001

Reported net income	$2,230,899	$3,789,046	$5,615,065
Add: Goodwill amortization,
net of income taxes	-	237,159	225,204

Adjusted net income	$2,230,899	$4,026,205	$5,840,269
Adjusted EPS	$0.49	$0.88	$1.26

The Company performed the required impairment tests of goodwill as of the first day of fiscal 2003 and determined that the recorded goodwill was not impaired.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and has not had a material impact on the results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting And Disclosure Requirements For Guarantees, Including Indirect Guarantees Of Indebtedness Of Others (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 and have been disclosed in the financial statements.

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

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

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

Reclassifications Certain prior year information has been reclassified to conform to the current year presentation.

3.	Restructuring and Impairment of Assets/Severance	During fiscal 2001, the Company recorded a loss of $300,000 pre-tax for the sale of idle facilities in other expense on the consolidated statement of operations.

During fiscal 2002, the Company recorded an impairment charge of $690,000 in accordance with SFAS 144 for certain precision drawer slide tooling. While the Company will continue to produce the drawer slides, the estimated future cash flows associated with sales of this particular product line were less than the cost of the tooling recorded.

During fiscal 2002, the Company also decided to reduce its workforce in its Grand Rapids, Michigan facility. Those reductions were committed to by top management prior to the fiscal year end and occurred during the month of July 2002. The Company recorded $245,000 in severance costs at June 29, 2002 in other expense on the consolidated statement of operations.

During 2003, the Company recorded $271,325 pre-tax of severance costs in other expense on the consolidated statement of operations, primarily related to the resignation of two of its executive officers in August 2002.

4.	Acquisition	On October 1, 1999, the Company acquired substantially all of the assets of Idea. Idea designed, manufactured and marketed ergonomic products, including adjustable keyboard mechanisms, keyboard and computer mouse platforms, wrist rests and CPU holders. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on their estimated fair values at the date of the acquisition. The cost of the acquisition in excess of net identifiable assets acquired, including contingent consideration paid in fiscals 2000 and 2001, was recorded as goodwill and has been amortized using the straight-line method based on a 15-year life. The Company discontinued the amortization of goodwill in fiscal 2003, when it adopted the provisions of SFAS No. 142 (see the discussion in Note 2).

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

5.	Inventories	Inventories are summarized as follows:	June 28, 2003	June 29, 2002

		Finished products	$ 13,918,677	$ 8,767,282
		Work in process	1,746,149	1,728,418
		Raw materials	3,314,230	2,666,445

			$ 18,979,056	$ 13,162,145

6.	Warranty Disclosure	The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:
		For the fiscal year ended:	June 28, 2003	June 29, 2002

		Accrued warranty costs at the beginning of the year	$ 234,615	$ -
		Payments made for warranty costs	(197,555)	(383,665)
		Accrual for product warranty	238,135	618,280

		Accrued warranty costs at the end of the year	$ 275,195	$ 234,615

7.	Long Term Debt	Long-term debt obligations are summarized as follows:
			June 28, 2003	June 29, 2002

		Capital lease obligations	$ 65,420	$ -
		Revolving credit agreement	24,000,000	20,000,000
		Less: Current portion of capital lease obligation	(12,815)	-

			$ 24,052,605	$20,000,000

The Company has a revolving credit agreement that provides for up to $45,000,000 in borrowings through November 1, 2004. At June 28, 2003, there was a $24,000,000 balance outstanding under this agreement. The interest rate on the outstanding balance was 7.0%, which was the fixed rate under the interest rate swap agreement, discussed in Note 8, plus an additional 75 basis points credit spread. The interest rate is adjusted to market rates at the end of each interest period and is based on the 90 day LIBOR rate or, at the Company’s option, several other common indices. The agreement requires the Company to pay a non-use fee on amounts not outstanding under the credit facility. At June 28, 2003, the non-use fee was .175%. Both the interest rate and the non-use fees on this agreement fluctuate according to the ratio of the Company’s funded debt to EBITDA (earnings before interest, income taxes, depreciation and amortization). Compensating balances are not required by this agreement. The Company is required under this agreement, as amended, to maintain certain financial ratios and, at June 28, 2003, was in compliance with these covenants. See Note 17 for discussion of refinancing of the revolving credit agreement.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

8.	Derivative Financial Instruments

The Company has entered into an interest rate swap agreement designated as a partial hedge of the Company’s variable rate revolving credit agreement. The purpose of this swap is to fix the interest rate on the variable rate debt and reduce the exposure to interest rate fluctuations. At June 28, 2003, the notional amount of the swap was $20,000,000. Under this agreement, the Company pays the counterparty interest at a fixed rate of 6.25%, and the counterparty pays the Company interest at a variable rate equal to LIBOR. The LIBOR rate on this agreement was 1.28% at June 28, 2003. The notional amount does not represent an amount exchanged by the parties, and thus is not a measure of exposure of the Company. The variable rate is subject to change over time as LIBOR fluctuates.

Neither the Company nor the counterparty, which is a major U.S. bank, is required to collateralize its obligation under the swap. The Company is exposed to loss if the counterparty should default. At June 28, 2003, the Company had no exposure to credit loss on the interest rate swap. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, results of operations or cash flows of the Company.
The Company has recognized an after-tax loss of $619,822 in fiscal 2003 and $687,857 in fiscal 2002 in other comprehensive income. The loss is made up of the following components:

	June 28, 2003		June 29, 2002		June 30,2001
	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax

Cumulative effect of a change in accounting principle, as of July 1, 2000	$ -	$ -	$ -	$ -	$ 797,871	$ 518,616
Change in fair value of interest rate swap	(15,938)	(10,360)	(344,273)	(223,356)	(1,311,839)	(852,851)
Settlement to interest expense	(936,884)	(609,462)	(714,584)	(464,501)	(29,333)	(19,066)

Other comprehensive income	$ (952,822)	$ (619,822)	$ (1,058,857)	$ (687,857)	$ (543,301)	$ (353,301)

9.	Lease Commitments

The Company leases certain real property and equipment under various lease agreements. Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year are summarized as follows:

		Fiscal Year	Operating	Capital

		2004	$ 249,762	$ 16,988
		2005	57,331	16,988
		2006	23,507	16,988
		2007	2,735	16,988
		2008	-	8,494

		Total minimum payments	$ 333,335	$ 76,446
		Less - interest on capital leases		11,026

		Total principal payable on capital leases (included in Note 7)		$ 65,420

		Rent expense under all operating leases was approximately $1,017,000, $868,000 and $749,000 in fiscal 2003, 2002 and 2001, respectively.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

10.	Retirement Plans

The Company has several noncontributory defined benefit pension plans and defined contribution plans covering substantially all of its employees. The defined benefit plans provide benefits based on the participants’ years of service. The Company’s funding policy for defined benefit plans is to make annual contributions, which equal or exceed regulatory requirements. The assets of the defined benefit plans consist primarily of equity securities, debt securities and cash equivalents. The pension and profit-sharing plans at June 28, 2003 and June 29, 2002 held a combined total of 284,637 shares of the Company’s Class B common stock.

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

	Penison Benefits		SERP Benefits		Postretirement Health-Care Benefits
	2003	2002	2003	2002	2003	2002

Change in benefit obligations
Benefit obligations at beginning of year	$ 15,790,925	$ 14,559,092	$ 3,153,183	$ 3,167,304	$ 1,869,855	$ 3,198,946
Service cost	348,632	330,579	1,850	1,747	64,437	174,406
Interest cost	1,111,277	1,056,040	191,440	225,298	135,608	230,373
Actuarial losses	3,829,278	641,073	485,108	84,646	449,288	1,638,012
Benefits paid	(807,430)	(798,263)	(326,314)	(325,649)	(172,588)	(477,035)
Plan amendment	-	-	-	-	-	(2,894,847)
Other	51,870	2,404	6,066	(163)	-	-

Benefit obligation at end of year	$ 20,324,552	$ 15,790,925	$ 3,511,333	$ 3,153,183	$ 2,346,600	$ 1,869,855

Change in plan assets
Fair value of plan assets at beginning of year	$ 15,945,339	$ 14,702,734	$ -	$ -	$ -	$ -
Actual return on plan assets	439,211	(520,320)	-	-	-	-
Employer contributions	4,451,141	2,665,670	326,314	325,649	172,588	477,035
Benefits paid	(807,430)	(798,263)	(326,314)	(325,649)	(172,588)	(477,035)
Other	-	(104,482)	-	-	-	-

Fair value of plan assets at end of year	$ 20,028,261	$ 15,945,339	$ -	$ -	$ -	$ -

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

	2003	2002	2003	2002	2003	2002

Funded status	$ (296,291)	$ 154,414	$(3,511,333)	$(3,153,183)	$(2,346,600)	$(1,869,855)
Unrecognized transition amount	(34,368)	(88,950)	-	-	432,339	480,376
Unrecognized net actuarial loss	12,371,129	7,536,151	2,077,436	1,724,279	3,067,335	2,787,251
Unrecognized prior service cost	676,522	815,285	(132,190)	(140,800)	(2,561,877)	(2,783,857)

Net amount recognized	$ 12,716,992	$ 8,416,900	$(1,566,087)	$(1,569,704)	($1,408,803)	$(1,386,085)

Amounts recognized in the statement of financial position consist of:
Prepaid pension cost	$ 12,503,491	$ 8,416,900	$ -	$ -	$ -	$ -
Other retirement benefits	(473,496)	-	(3,511,333)	(3,153,183)	(1,408,803)	(1,386,085)
Accumulated other comprehensive income	686,997	-	1,945,246	1,583,479	-	-

Net amount recognized	$ 12,716,992	$ 8,416,900	$(1,566,087)	$(1,569,704)	$(1,408,803)	$(1,386,085)

	Penison Benefits		SERP Benefits		Postretirement Health-Care Benefits

Weighted-average assumptions

Discount rate	5.5%	7.25%	5.5%	7.25%	5.5%	7.25%
Expected return on plan assets	8.0%	8.5%	N/A	N/A	N/A	N/A

The net periodic benefit cost related to the defined benefit pension plans is made up of the following components:
	Penison Benefits			SERP Benefits
	2003	2002	2001	2003	2002	2001

Service cost	$ 348,632	$ 330,579	$ 318,999	$ 1,850	$ 1,747	$ 1,883
Interest cost	1,111,277	1,056,040	1,005,090	191,440	225,298	234,642
Expected return on plan assets	(1,561,435)	(1,389,192)	(1,193,512)	-	-	-
Net amortization	275,976	152,033	104,630	123,876	99,708	91,502

Net periodic pension cost	$ 174,450	$ 149,460	$ 235,207	$ 317,166	$ 326,753	$ 328,027

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

	Postretirement Health-Care Benefits

	2003	2002	2001

Service cost	$ 64,437	$ 174,406	$ 184,055
Interest cost	135,608	230,373	211,427
Expected return on plan assets	-	-	-
Net amortization	(4,739)	67,335	107,331

Net periodic pension cost	$195,306	$472,114	$502,813

The health care cost trend rate used to determine the postretirement health-care benefit obligation was 9.0% for 2003 and gradually decreases to 5.0% in 2008. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health-care cost trend rates would have the following effect:

One-Percentage Point	Increase	Decrease

Effect on total of service and interest cost components	$ 201,904	$ (198,325)
Effect on postretirement health-care benefit obligation	$2,381,662	$(2,314,281)

The Company’s Board of Directors annually approves contributions to the defined contribution plans. Expense for the discretionary profit-sharing plan amounted to $667,192, $750,261 and $768,590 in fiscal 2003, 2002 and 2001, respectively.

The Company also provides a 401(k) plan for all of its employees. Employees may contribute up to 15 percent of their pay. For all hourly employees, the Company will match 50 percent of the first 4 percent that an employee contributes. The amount expensed for the Company match provision of the plan was $225,473, $246,229 and $274,798 in fiscal 2003, 2002 and 2001, respectively.

11.	Income Taxes	Income tax expense (benefit) consists of:

Year Ended	June 28, 2003	June 29, 2002	June 30, 2001

Current:
United States	$ (581,000)	$ 716,000	$2,208,000
State and local	(53,000)	12,000	59,000

Total current	(634,000)	728,000	2,267,000

Deferred:
United States	508,000	1,266,000	403,000
Foreign	499,000	83,000	278,000
State and local	14,000	46,000	19,000

Total deferred	1,021,000	1,395,000	700,000

Income tax expense	$ 387,000	$2,123,000	$2,967,000

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

The difference between the federal statutory tax rate and the effective tax rate on continuing operations was as follows:
Year Ended	June 28, 2003	June 29, 2002	June 30, 2001

Federal income taxes at the statutory rate	$ 890,000	$ 2,010,000	$ 2,918,000
Foreign earnings taxed at foreign statutory rate	113,000	19,000	57,000
State and local income taxes	(15,000)	19,000	25,000
Utilization of previously disallowed loss	(607,000)	-	-
Other	6,000	75,000	(33,000)

Income tax expense	$ 387,000	$ 2,123,000	$ 2,967,000

During fiscal 2003, the Company amended its income tax returns previously filed for fiscal years 1997 and 1999. A change in the federal tax law allowed the Company to utilize a portion of its capital loss from fiscal 1999 that had been previously disallowed. As a result of this change, the Company recognized an income tax benefit of $607,000.

The sources of the net deferred income tax liability were as follows:
	June 28, 2003	June 29, 2002

Property and equipment	$ 7,097,000	$ 7,544,000
Pension accrual	4,533,000	3,022,000
Supplemental retirement plan	(1,208,000)	(1,058,000)
Benefit related accruals	(1,445,000)	(983,000)
Inventory reserves	(1,607,000)	(883,000)
Rebates, advertising and royalty accrual	(186,000)	(704,000)
Derivative instrument	(894,000)	(561,000)
Net operating loss carryforward	92,000	565,000
Valuation allowance	(92,000)	(565,000)
Other	(1,013,000)	(804,000)

	$ 5,277,000	$ 5,573,000

For Canadian tax purposes, the Company has net operating losses expiring through 2005 totaling approximately $92,000, which has been fully reserved through a valuation allowance.

12.	Stock Option Plans

The 1987 Stock Option Plan provided for the grant of options to key employees of the Company, which provided the ability to purchase shares of common stock. Options were granted at or above the market price of the Company’s common stock on the date of the grant, were exercisable from that date and terminated 10 years from the grant date. The plan, as amended in October 1991 and in October 1994, authorized a total of 300,000 shares to be available for issuance under the plan. Grants can no longer be made under the 1987 Stock Option Plan.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

Under the Company’s 1997 Stock Incentive plan, up to 660,000 shares of the Company’s common stock are available for issuance. Issuance can be in the form of stock options or restricted stock; however, no more than 55,000 shares can be issued as restricted stock. Stock options can be granted as incentive stock options or nonqualified stock options. The number of shares of common stock subject to an option granted to a participant under this plan is determined based on the amount of the participant’s election under the Company’s bonus plan. Each participant may elect to receive options by electing to forego a portion of the cash bonus that may be earned by the participant, with the option price determined in accordance with the plan. The exercise price per share of common stock purchasable under an option is a single fixed exercise price equal to 100% of the fair market value of the common stock at the award date increased by a fixed percentage (based on U.S. Treasury Securities plus 2% less a projected dividend yield) compounded annually over the term of the option. In general, the options vest three years after the date the option was granted and expire five years after the grant date. During fiscal 2003 and 2002, no options were granted to participants. In fiscal 2001, 281,145 options were granted to participants at an exercise price of $18.48 per share.

Transactions under the plans are as follows:

Year Ended	June 28, 2003	Weighted- Average Exercise Price	June 29, 2002	Weighted- Average Exercise Price	June 30, 2001	Weighted- Average Exercise Price

Options outstanding, beginning of year	548,848	$ 18.80	563,214	$ 18.73	305,151	$ 18.64
Granted	-	-	-	-	281,145	18.48
Exercised	-	-	-	-	(1,828)	14.45
Forfeited	(94,825)	$ 17.26	(14,366)	$ 16.34	(21,254)	18.92

Options outstanding at end of year	454,023	$ 19.12	548,848	$ 18.80	563,214	$ 18.73

Options exercisable at end of year	220,340	$ 20.30	119,530	$ 20.94	65,974	$ 14.83
Options available for grant, end of year	240,657		175,262		169,570

Weighted-average fair value of options granted during the year	-		-		$1.96

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

A summary of stock options outstanding at June 28, 2003 follows:
	Outstanding			Exercisable
Price Ranges	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price

$12.50 - $14.50	42,900	$ 14.24	2.2	15,400	$ 13.89
$16.50 - $18.50	349,710	$ 18.41	1.6	143,527	$ 18.32
$26.50 - $28.50	61,413	$ 26.54	.1	61,413	$ 26.54

	454,023	$ 19.12	1.4	220,340	$ 20.30

The Company uses the Black-Scholes option-pricing model to determine the fair value of each option at the grant date with the following weighted average assumptions:
2001

Dividends per share	$ 0.66
Expected volatility	0.2707
Risk-free interest rate	6.25%
Expected lives	4.0

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

The Company’s CEO has 6,600 shares of restricted common stock and the option to purchase an additional 27,500 shares of the Company’s common stock at a price of $14.43 per share. The grant and the options will vest if the Company achieves specific financial objectives within a five-year performance period. During the performance period, the CEO may vote and receive dividends on the restricted shares, but the shares are subject to transfer restrictions and are forfeited if the CEO terminates employment or the Company does not achieve its financial objectives.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

13.	Stockholders’ Equity

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

The Company has a stock repurchase program under which it purchased 2,280 shares during fiscal 2003 with the price per share ranging from approximately $9 to $11. At June 28, 2003, the Company has remaining authorization to

14.	Business Segments

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

Consolidated Industry Segment Information:

	Office Products	Home and Commercial Products	Corporate and Other	Consolidated Total

Year Ended June 28, 2003:
Net sales to external customers	$ 35,786,300	$ 89,612,660	$ -	$125,398,960
Income tax expense (benefit)	(37,000)	4,751,000	(4,327,000)	387,000
Net income (loss)	(76,048)	7,964,928	(5,657,981)	2,230,899
Total assets	12,065,395	25,340,431	54,458,496	91,864,322
Goodwill	4,250,936	521,901	-	4,772,837
Depreciation and amortization	41,265	178,797	6,422,029	6,642,091
Capital expenditures	124,043	205,254	3,378,239	3,707,536

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

	Office Products	Home and Commercial Products	Corporate and Other	Consolidated Total

Year Ended June 28, 2003:
Net sales to external customers	$ 39,476,390	$ 92,392,452	$ -	$131,868,842
Total assets	11,000,598	20,712,535	56,178,285	87,891,418
Goodwill	4,250,936	521,901	-	4,772,837
Capital expenditures	56,295	164,466	3,714,709	3,935,470
Year ended June 30, 2001:
Gross sales to external customers	$ 48,101,846	$100,632,666	$ --	$148,734,512
Goodwill	4,597,952	539,745	-	5,137,697

Geographic information related to net sales, based on location of our customers, and long-lived assets are summarized between domestic and foreign locations as follows:

Year Ended	June 28, 2003	June 29, 2002	June 30, 2001

Net sales:
United States	$110,403,941	$116,336,049	$126,940,678
Canada	10,048,356	9,552,947	10,106,340
Other foreign	4,946,063	5,979,846	6,865,845
Fixed assets:
United States	33,989,108	37,260,430	41,025,151
Canada	-	-	-
Other foreign	-	-	-

The Company does not believe that it is dependent upon any single customer, since none accounts for more than 10% of consolidated net sales or operating income.

15.	Quarterly Results (Unaudited)	The table below sets forth summary unaudited information on a quarterly basis for the Company.

Year Ended June 28, 2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$ 30,998,190	$ 30,219,890	$ 32,091,118	$ 32,089,762
Gross profit	7,053,931	6,580,653	6,746,323	7,379,736
Operating income	632,163	1,659,205	322,582	1,206,175
Net income	194,963	851,728	395,389	788,819
Earnings per share-basic	$0.04	$0.19	$0.09	$0.17
Earnings per share-diluted	$0.04	$0.19	$0.09	$0.17
Cash dividend-common stock	$ 0.165	$ 0.165	$ 0.165	$ 0.165
Cash dividend-Class B common stock	$ 0.15	$ 0.15	$ 0.15	$ 0.15

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

Year Ended June 28, 2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$ 33,089,191	$ 31,153,768	$ 33,142,872	$ 34,483,011
Gross profit	7,230,081	6,865,265	7,688,136	9,177,584
Operating income	1,770,698	1,471,015	1,714,276	2,406,358
Net income	905,628	744,500	844,627	1,294,291
Earnings per share-basic	$0.20	$0.16	$0.19	$0.29
Earnings per share-diluted	$0.20	$0.16	$0.19	0.29
Cash dividend-common stock	$0.165	$0.165	$0.165	$0.165
Cash dividend-Class B common stock	$0.15	$0.15	$0.15	$0.15

16.	Commitments and Contingencies	During the second quarter of fiscal 2003, the Company settled a claim for $300,000 related to a lease of which the Company was a guarantor. The claim had been previously accrued on the balance sheet.
During the second quarter of fiscal 2003, the Company settled certain legal concerns involving potential royalty issues for which an accrual had been previously recorded. As a result, the Company reported a pre-tax gain of approximately $800,000 as an offset to selling and administrative expenses in the statement of income.

The Canada Customs and Revenue Agency (“CCRA”) has performed an audit of the Company’s sales to its wholly-owned subsidiary, Knape & Vogt Canada. Preliminary results from a joint review by the Company and its customs broker indicate that the Company may be liable for certain customs duties, however, the amount of any such potential liability is unknown at this time. The Company is defending its position that Knape & Vogt Canada is the importer of record for all Knape & Vogt goods shipped into Canada and management believes that, based on the information available at this time, any liability owed to the CCRA will not have a material adverse effect on the Company’s earnings.

The Company was sued in the Kent County, Michigan Circuit Court in 1997 by a former employee seeking additional benefits under an executive retirement plan. The Circuit Court ruled in favor of the plaintiff, but in June 2002, the Circuit Court was reversed on the Company’s appeal to the Michigan Court of Appeals. The plaintiff has filed a delayed request for leave to appeal to the Michigan Supreme Court. In August 2002, the plaintiff filed a lawsuit seeking these retirement benefits in the Federal District Court for the Western District of Michigan. During the fourth quarter of fiscal 2003, the plaintiff’s request for leave to appeal to the Michigan Supreme Court was denied. The Company has moved to dismiss the federal litigation based on the statute of limitations. The federal district judge has taken this motion under advisement.

The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of business.

In the opinion of management, based on the information presently known and taking into account established accruals of approximately $719,000 at June 28, 2003, the ultimate liability for these matters will not have a material adverse effect on the Company’s financial position or the results of its operations.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

17.	Subsequent Events

In August 2003, the Company’s Board of Directors approved a resolution to refinance the Company’s revolving bank loan with a new lending institution. A commitment has been signed with the lender. The agreement calls for a $35 million unsecured revolving credit facility (including a $2.5 million sub limit for letters of credit) and matures on November 1, 2006. Interest on the revolving credit facility will be payable at prime or LIBOR rates plus a spread of up to .25 or 1.25%, respectively, based upon certain ratios.

Independent Auditors’ Report

Board of Directors
Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Knape & Vogt Manufacturing Company and subsidiaries as of June 28, 2003 and June 29, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Knape & Vogt Manufacturing Company and subsidiaries at June 28, 2003 and June 29, 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill amortization in 2003.

Deloitte & Touche LLP
Grand Rapids, Michigan
July 25, 2003

August 8, 2003 as to Note 17

Independent Auditors’ Report

Board of Directors
Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheet of Knape & Vogt Manufacturing Company and subsidiaries as of June 30, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knape & Vogt Manufacturing Company and subsidiaries at June 30, 2001, and the results of their operations and their cash flows for the year ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

BDO Seidman, LLP
Grand Rapids, Michigan
July 26, 2001

PART III

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTSON
ACCOUNTING AND FINANCIAL DISCLOSURES

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

ITEM 9(a) — CONTROLS AND PROCEDURES

        a)         Evaluations of Disclosure Controls and Procedures

                   In order to ensure that the information that we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, William R. Dutmers, and our Vice President of Finance and Treasurer, Leslie J. Cummings, have reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by the Annual Report on Form 10-K (the “Evaluation Date”)), and have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are appropriate and that no changes are required at this time.

        (b)         Changes in Internal Controls

                   There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Directors of Registrant. Information relating to directors and director nominees of the Company, contained in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held October 17, 2003, and filed pursuant to Regulation 14A, is incorporated herein by reference.

        Executive Officers of Registrant. Information relating to the executive officers of the Company is included in Part I of this Form 10-K.

ITEM 11 — EXECUTIVE COMPENSATION

        The information under the captions “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” and “Aggregated Stock Option Exercises in Fiscal 2002 and Year End Option Values,” is incorporated herein by reference from the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held October 17, 2003, filed pursuant to Regulation 14A.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information under the captions “Voting Securities and Principal Shareholders” and “Directors and Nominees” is incorporated herein by reference from the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held October 17, 2003, filed pursuant to Regulation 14A.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the caption “Directors and Nominees” is incorporated herein by reference from the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held October 17, 2003, filed pursuant to Regulation 14A.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information under the caption “Independent Public Accountants” is incorporated herein by reference from the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held October 17, 2003, filed pursuant to Regulation 14A.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)         (1)        Financial Statements

                               The following financial statements, all of which are set forth in Item 8, are filed as part of this report.

Page Number in Form 10-K Report
Consolidated Statements of Operations	16
Consolidated Balance Sheets	17-18
Consolidated Statements of Stockholders' Equity	19
Consolidated Statements of Cash Flows	20
Notes to Consolidated Financial Statements	21-38
Independent Auditors' Reports	39-40

                    (2)        Financial Statement Schedule

                               The following financial statement schedule and related Independent Auditors’ Report on such schedule are included in this Form 10-K on the pages noted.

Page Number in Form 10-K Report
Schedule II - Independent Auditors' Reports	45-46
Valuation and Qualifying Accounts and Reserves	47

        All other schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

                    (3)        Exhibits

                               Reference is made to the Exhibit Index, which is found on page 49 of this Form 10-K Annual Report.

         (b)        Reports on Form 8-K

                    Knape & Vogt furnished the following Form 8-K during the quarter ended June 28, 2003.

Date of Report	Filing Date	Item Reported
April 28, 2003	April 28, 2003	Under Item 9, this Form 8-K included a press release that reported Knape & Vogt’s financial results for the third quarter of fiscal 2003, which ended March 29, 2003.

The press release included summary consolidated financial data for the quarters ended March 29, 2003 and March 30, 2002 and the year-to-date periods ended March 29, 2003 and March 30, 2002. The press release also contained balance sheet information as of March 29, 2003 and March 30, 2002.

Independent Auditors’ Report on Schedule

Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

We have audited the financial statements of Knape & Vogt Manufacturing Company as of June 28, 2003 and June 29, 2002, and for the years then ended, and have issued our report thereon dated July 25, 2003 (August 8, 2003 as to Note 17), which is contained in Item 8 of this Form 10-K. Our audits also included the financial statement schedule of Knape & Vogt Manufacturing Company listed in Item 14. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Grand Rapids, Michigan
July 25, 2003

Independent Auditors’ Report on Schedule

Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

We have audited the financial statements of Knape & Vogt Manufacturing Company as of June 30, 2001 and for the year then ended, and have issued our report thereon dated July 26, 2001, which is contained in Item 8 of this Form 10-K. Our audits also included the financial statement schedule of Knape & Vogt Manufacturing Company listed in Item 14. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

BDO Seidman LLP
Grand Rapids, Michigan
July 26, 2001

Knape & Vogt Manufacturing Company and Subsidiaries
Schedule II — Valuation and Qualifying Accounts and Reserves

Column A	Column B	Column C	Column D	Column E

Description	Balance beginning of period	Charged to costs and expenses(1)	Deductions(1)	Balance end of period

Year ended June 28, 2003:
Allowances deducted from
Assets:
Accounts receivable for:
Doubtful accounts	$ 633,000	$ 80,000	$ 55,000	$ 658,000
Cash discounts	122,000	23,000	--	145,000

	$ 755,000	$ 103,000	$ 55,000	$ 803,000
Warranty reserve	$ 235,000	$ 238,000	$ 198,000	$ 275,000
Inventory obsolescence	$1,439,000	$ 213,000	$ 508,000	$1,144,000

Year ended June 29, 2002:
Allowances deducted from
Assets:
Accounts receivable for:
Doubtful accounts	$ 447,000	$ 489,000	$ 303,000	$ 633,000
Cash discounts	114,000	8,000	-	122,000

	$ 561,000	$ 497,000	$ 303,000	$ 755,000
Warranty reserve	$ --	$ 618,000	$ 383,000	$ 235,000
Inventory obsolescence	$1,015,000	$ 949,000	$ 525,000	$1,439,000

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

Date:  August 27, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 27, 2003, by the following persons on behalf of the registrant in the capacities indicated.

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

KNAPE & VOGT MANUFACTURING COMPANYANNUAL
REPORT — FORM 10-K

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

10(c)

Knape & Vogt Manufacturing Company Employees’ Retirement Savings Plan (July 1, 1989 Restatement), as amended, which was filed as Exhibit 99 to Registrant’s Registration Statement on Form S-8 (Reg. No. 33-88212), is incorporated by reference.

10(d)

Loan agreement with Old Kent Bank dated June 1, 1999, which was filed as Exhibit 10(d) of the Registrant’s Form 10-K Annual Report for the fiscal year ended June 30, 1999, is incorporated by reference.

10(e)

First amendment dated October 29, 1999, to Loan agreement with Old Kent Bank, filed as Exhibit 10.1 of the Registrant’s Form 10-Q Second Quarter Report of the fiscal year ended July 1, 2000, is incorporated by reference.

10(f)

Second amendment dated May 31, 2002, to Loan agreement with Fifth Third Bank, filed as Exhibit 10(f) of the Registrant’s Form 10-K Annual Report for the fiscal year June 29, 2002, is incorporated by reference.

10(g)	Third amendment dated June 26, 2003, to Loan agreement with Fifth Third Bank, filed herewith.

10(h)

Interest swap agreement with Bank One dated June 1, 1999, which was filed as Exhibit 10(e) of the Registrant’s Form 10-K Annual Report for the fiscal year ended June 30, 1999, is incorporated by reference.

10(i)	Knape & Vogt Manufacturing Company 1997 Stock Incentive Plan, which was filed as Appendix A to the Registrant’s proxy statement dated September 17, 1997, is incorporated by reference.

10(j)

Restricted Share Grant Agreement dated February 1, 2000, between Knape & Vogt Manufacturing Company and William R. Dutmers, filed as Exhibit 10.1 of the Registrant’s Form 10-Q Third Quarter Report of the fiscal year ended July 1, 2000, is incorporated by reference.

10(k)

Stock Option Agreement for Nonqualified Stock Option dated February 1, 2000, between Knape & Vogt Manufacturing Company and William R. Dutmers, filed as Exhibit 10.2 of the Registrant’s Form 10-Q Third Quarter Report for the fiscal year July 1, 2000, is incorporated by reference.

21	Subsidiaries of Registrant.
23(a)	Consent of Deloitte & Touche LLP, independent public accountants.
23(b)	Consent of BDO Seidman LLP, independent public accountants.
31(a)	Certificate of the Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certificate of theExecutive Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certificate of the Chairman of the Board and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certificate of the Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 21

SCHEDULE OF SUBSIDIARIES OF KNAPE & VOGT MANUFACTURING COMPANY

Knape & Vogt Canada, Inc. (organized under the laws of Ontario, Canada)

Feeny Manufacturing Company (organized under the laws of Michigan)

EXHIBIT 23 (a)

INDEPENDENT AUDITORS’ CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-20227, 33-43794, 33-88206 and 33-88212 of Knape & Vogt Manufacturing Company on Form S-8 of our reports dated July 25, 2003 (August 8, 2003 as to Note 17), appearing in this Annual Report on Form 10-K of Knape & Vogt Manufacturing Company for the year ended June 28, 2003.

Deloitte & Touche LLP
Grand Rapids, Michigan

August 27, 2003

EXHIBIT 23 (b)

Consent of Independent Certified Public Accountants

We consent to the incorporation by reference in Registration Statement Nos. 33-20227, 33-43794, 33-88206, and 33-88212 of Knape & Vogt Manufacturing Company on Form S-8 of our report dated July 26, 2001, appearing in the Annual Report on Form 10-K of Knape & Vogt Manufacturing Company for the year ended June 30, 2001.

BDO Seidman, LLP
Grand Rapids, Michigan

August 27, 2003

EXHIBIT 10(g)

THIRD AMENDMENT TO LOAN AGREEMENT

        THIS THIRD AMENDMENT TO LOAN AGREEMENT (the “Amendment”), is made as of June 26, 2003, by and between KNAPE & VOGT MANUFACTURING COMPANY, a Michigan corporation (the “Borrower”), and FIFTH THIRD BANK (formerly OLD KENT BANK), a Michigan banking corporation (the “Bank”).

R E C I T A L S:

    A.        Borrower and Bank have signed a Loan Agreement, dated as of June 1, 1999, as amended on October 29, 1999, and on May 31, 2002 (the “Loan Agreement”), providing for Bank to extend to Borrower a revolving bank credit of up to $45,000,000.

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

3.     Covenants. Section 4.9 of the Loan Agreement is amended in its entirety to read as follows:

4.9 Maintain consolidated Stockholders’ Equity of not less than $27,500,000 on and after June 30, 1999, increasing on each June 30 thereafter by 50% of Borrower’s consolidated net income, computed in accordance with GAAP for Borrower’s fiscal year ending on that June 30.

4.     Other Provisions Not Affected. Except as hereby amended, no other provisions of the Loan Agreement shall be amended, and all provisions of the Loan Agreement, as amended, shall hereafter remain in full force and effect.

5.     Undefined Terms. All capitalized terms that are not defined in this Amendment shall have the meanings provided in the Loan Agreement.

6.     Fees and Expenses. Upon its execution and delivery of this Amendment, Borrower shall pay Bank an amendment fee of $4,000. Borrower shall also pay all reasonable costs, fees, and out-of-pocket expenses (including, without limitation, reasonable attorney fees) incurred by Bank in connection with the preparation, arrangement, execution, and enforcement of this Amendment.

IN WITNESS WHEREOF, the parties have signed and delivered this Amendment on the date set forth in the first paragraph of this Amendment.

KNAPE & VOGT MANUFACTURING COMPANY
By
Its

FIFTH THIRD BANK
By	David C. Gordley, Senior Vice President

Exhibit 31(a)

CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
OF KNAPE AND & MANUFACTURING COMPANY (THE "COMPANY")

I, William R. Dutmers, certify that:

1.	I have reviewed this annual report on Form 10-K of Knape & Manufacturing Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 27, 2003	/s/ William R. Dutmers Chairman of the Board and Chief Executive Officer

Exhibit 31(b)

CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
OF KNAPE & MANUFACTURING COMPANY (THE "COMPANY")

I, Leslie J. Cummings, certify that:

1.	I have reviewed this annual report on Form 10-K of Knape & Manufacturing Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 27, 2003	/s/ Leslie J. Cummings Vice President of Finance and Treasurer

Exhibit 32(a)

CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
OF KNAPE & VOGT MANUFACTURING COMPANY (THE "COMPANY")

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

        I, William R. Dutmers, Chairman of the Board and Chief Executive Officer of the Company, certify to the best of my knowledge and belief pursuant to Section 906 of Sarbanes-Oxley Act of 2002 that:

        (1)         The Annual Report on Form 10-K for the period ended June 28, 2003, which this statement accompanies, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)         The information contained in the Annual Report on Form 10-K for the fiscal year ended June 28, 2003 fairly presents, in all material respects, the financial condition and result of operations of Knape & Manufacturing Company.

Dated: August 27, 2003	/s/ William R. Dutmers Chairman of the Board and Chief Executive Officer

The signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Knape & Manufacturing Company and will be retained by Knape & Manufacturing Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32(b)

CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
OF KNAPE & VOGT MANUFACTURING COMPANY (THE "COMPANY")

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

        I, Leslie J. Cummings, Vice President of Finance and Treasurer of the Company, certify to the best of my knowledge and belief pursuant to Section 906 of Sarbanes-Oxley Act of 2002 that:

        (1)         The Annual Report on Form 10-K for the period ended June 28, 2003, which this statement accompanies, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)         The information contained in the Annual Report on Form 10-K for the fiscal year ended June 28, 2003 fairly presents, in all material respects, the financial condition and result of operations of Knape & Manufacturing Company.

Dated: August 27, 2003	/s/ Leslie J. Cummings Vice President of Finance and Treasurer

The signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Knape & Manufacturing Company and will be retained by Knape & Manufacturing Company and furnished to the Securities and Exchange Commission or its staff upon request.