Form 10-Q
period 2003-09-27
KNAPE & VOGT MANUFACTURING CO
filed 2003-10-24
CIK 56362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27,, 2003

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

YES             NO     X

As of October 17, 2003, Knape & Vogt Manufacturing Company had 2,315,294 shares of Common Stock outstanding and 2,201,105 shares of Class B Common Stock outstanding.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
INDEX

	Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
--September 27, 2003 and June 28, 2003	2

Condensed Consolidated Statements of Income
--Three Months Ended September 27, 2003 and September 28, 2002	3

Condensed Consolidated Statement of Stockholders' Equity
--Three Months Ended September 27, 2003	4

Condensed Consolidated Statements of Cash Flows
--Three Months Ended September 27, 2003 and September 28, 2002	5

Notes to Condensed Consolidated Financial Statements	6-	10

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	11	-15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 6. Exhibits and Reports on Form 8-K	18	-19

SIGNATURES	20

EXHIBIT INDEX	21

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) Sept. 27, 2003	June 28, 2003

Assets
Current assets
Cash	$ 3,813,471	$ 3,846,611
Accounts receivable - net	20,389,533	16,820,601
Inventories	18,329,561	18,979,056
Prepaid expenses	584,212	635,244

Total current assets	43,116,777	40,281,512

Property, plant and equipment	83,785,993	83,660,364
Less accumulated depreciation	51,250,320	49,671,256

Net property, plant and equipment	32,535,673	33,989,108

Goodwill	4,772,837	4,772,837
Prepaid pension cost	12,417,666	12,503,491
Other assets	324,939	317,374

	$ 93,167,892	$ 91,864,322

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 11,372,555	$ 10,746,893
Other accrued liabilities	8,274,243	9,077,351

Total current liabilities	19,646,798	19,824,244
Long-term debt and capital leases	25,235,525	24,052,605
Deferred income taxes and other long-term liabilities	13,332,358	13,225,613

Total liabilities	58,214,681	57,102,462

Stockholders' Equity
Common stock (Common - 2,314,244 and 2,293,433 shares issued and outstanding, Class B common - 2,202,105 and 2,222,202 shares
issued and outstanding)	9,032,698	9,031,270
Preferred stock -unissued	--	--
Additional paid-in capital	7,544,749	7,538,684
Unearned stock grant	(94,500)	(94,500)
Accumulated other comprehensive loss	(2,748,833)	(2,974,990)
Retained earnings	21,219,097	21,261,396

Total stockholders' equity	34,953,211	34,761,860

	$ 93,167,892	$ 91,864,322

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended

	Sept. 27, 2003	Sept. 28, 2003

Net sales	$36,125,237	$30,998,184

Cost of sales	28,960,702	23,944,254

Gross profit	7,164,535	7,053,930

Selling and administrative expenses	5,900,448	6,150,441

Severance	--	271,325

Operating income	1,264,087	632,164

Interest and other expenses, net	392,929	319,046

Income before income taxes	871,158	312,963

Income taxes	201,283	118,155

Net income	$ 669,875	$ 194,963

Basic and diluted earnings per share:	$ 0.15	$ 0.04

Weighted average shares outstanding	4,515,925	4,517,458

Cash dividend - common stock	$ .165	$ .165

Cash dividend - Class B common stock	$ .15	$ .15

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 (Unaudited)

	Common Stock	Additional paid-in capital	Unearned stock grant	Accumulated other comprehensive loss	Retained earnings	Total

Balance, June 28, 2003	$9,031,270	$7,538,684	$(94,500)	$(2,974,990)	$ 21,261,396	$ 34,761,860

Comprehensive income (loss)
Net income	--	--	--	--	669,875	669,875
Foreign currency translation adjustment	--	--	--	(3,536)	--	--
Gain on derivative instrument	--	--	--	229,693	--	--

Other comprehensive income	--	--	--	226,157	--	226,157

Comprehensive income						896,032

Cash dividends	--	--	--	--	(712,174)	(712,174)
Restricted stock issued	1,428	6,065	--	--	--	7,493

Balance, Sept. 27, 2003	$9,032,698	$7,544,749	$(94,500)	$(2,748,833)	$ 21,219,097	$ 34,953,211

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Month Ended
	Sept. 27, 2003	Sept. 28, 2002

Operating Activities:
Net income	$ 669,875	$ 194,963
Non-cash items:
Depreciation and amortization	1,630,766	1,751,461
Deferred income taxes	354,373	(60,000)
Other long-term liabilities	64,800	92,128
Severance	--	271,325
Loss on disposal of fixed assets	26,661	56,569
Changes in operating assets and liabilities:
Accounts receivable	(3,580,931)	1,750,486
Inventories	649,495	(896,573)
Other current assets	147,235	(91,276)
Accounts payable and accrued expenses	(8,235)	(866,484)

Net cash provided by (used in) operating activities	(45,961)	2,202,599

Investing Activities:
Additions to property, plant and equipment	(440,487)	(1,014,967)
Proceeds from sales of property, plant and equipment	800	215,527
Other	(17,765)	--

Net cash used for investing activities	(457,452)	(799,440)

Financing Activities:
Dividends paid	(712,174)	(711,846)
Borrowings on long-term debt	11,339,040	--
Payments on long-term debt and capital leases	(10,153,120)	--

Net cash provided by (used for) financing activities	473,746	(711,846)

Effect of Exchange Rate Changes on Cash	(3,473)	(92,222)

Net Increase/ (Decrease) in Cash and Equivalents	(33,140)	599,091
Cash and equivalents, beginning of year	3,846,611	5,430,543

Cash and equivalents, end of period	$ 3,813,471	$ 6,029,634

Cash Paid During the Period - interest	$ 388,394	$ 364,446

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared reflecting all adjustments, which are, in the opinion of management, necessary for a fair presentation of the statements of financial position, results of operations and cash flows and consist of only normal recurring adjustments. Interim results are not necessarily indicative of the results for the year-end and are subject to year-end adjustments, and audit by independent public accountants. The condensed consolidated financial statements and notes should be read in conjunction with the Company’s 2003 annual report.

The Company utilizes a 52- or 53-week fiscal year, which ends on the Saturday nearest the end of June. The fiscal year ended June 28, 2003 contained 52 weeks, while the fiscal year ending July 3, 2004 will contain 53 weeks. Both three-month periods ended on September 27, 2003 and September 28, 2002 contained 13 weeks.

Certain prior year information has been reclassified to conform to the current year presentation.

Note 2 – New Accounting Standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. Management does not expect this statement to have a material effect on the financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This statement affects the accounting for three types of freestanding financial instruments:

o	Mandatorily redeemable shares;
o	Put options and forward purchase contracts involving instruments that require or may require the issuer to buy back some of its shares;
o	and obligations that can be settled with shares

This statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. It is effective for financial instruments entered into or modified after May 31, 2003. The Company does not have any of the instruments covered by this statement; therefore, management does not expect this statement to have a material effect on the financial statements.

Note 3 – Derivative Instrument

The Company uses an interest rate swap agreement to modify a portion of the variable rate revolving line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement is designated as a hedge, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Amounts currently due to or from interest-rate-swap-counter parties are recorded in interest expense in the period in which they accrue. The derivative was recognized as a liability on the balance sheet at its fair value of $2,202,287 at September 27, 2003 and $2,554,980 at June 28, 2003.

Note 4 — Common Stock and Per Share Information

The Company has 6,000,000 shares of common stock and 4,000,000 shares of Class B common stock authorized. All of the stock is $2 par/share.

The following are the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the periods presented:

	For the three months ended
	Sept. 27, 2003	Sept. 28, 2002

Numerators:
Numerator for both basic and
diluted EPS, net income	$ 669,875	$ 194,963

Denominators:
Denominator for both basic and
diluted EPS,weighted-average
common shares outstanding	4,515,925	4,517,458

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

	Sept. 27, 2003	Sept. 28, 2002

Exercise Price
$13.64	6,875	19,254
$14.09	8,525	19,525
$16.74	6,962	9,988
$18.18	6,325	9,075
$18.41	130,240	130,279
$18.48	206,183	--
$26.54	--	61,413

Note 5 — Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

	Sept. 27, 2003	June 28, 2003

Finished products	$13,153,260	$13,918,677
Work in process	1,810,558	1,746,149
Raw materials	3,365,743	3,314,230

Total	$18,329,561	$18,979,056

Note 6 – Warranty Disclosure

The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	Sept. 27, 2003	Sept. 28, 2003

Accrued warranty costs at beginning of year	$ 275,195	$ 234,615
Payments made for warranty costs	(58,864)	(39,380)
Accrual for product warranty	58,670	39,380

Accrued warranty costs at end of period	$ 275,001	$ 234,615

Note 7 — Comprehensive Income

Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholders’ equity.

Comprehensive income and its components consist of the following:

	For the Three Months Ended
	Sept. 27, 2003	Sept. 28, 2002

Net income	$ 669,875	$ 194,963
Other comprehensive income:
Foreign currency translation adjustment	(3,536)	(95,813)
Gain (loss) on derivative instrument	229,693	(559,171)
Minimum SERP liability adjustment	--	1,040

Comprehensive income	$ 896,032	$(458,981)

Other comprehensive income (loss) related to the interest rate swap agreement consisted of the following components:

	For the Three Months Ended
	Sept. 27, 2003		Sept. 28, 2002

	Pre-Tax	After-Tax	Pre-Tax	After-Tax

Change in fair value of interest rate swap	$ 603,527	$ 392,293	$(641,025)	$(416,726)
Settlement to interest expense	(250,834)	(162,600)	(219,146)	(142,445)

Other comprehensive income (loss)	$ 352,693	$ 229,693	$(860,171)	$(559,171)

Note 8 – Segment Information

The following table presents information about the results of operations for each of the Company’s reportable segments for the three months ended September 27, 2003 and September 28, 2002, respectively.

	Office Products	Home and Commercial Products	Corporate and Other	Consolidated Total
For the Three Months Ended:
Sept. 27, 2003:
Net sales to external customers	$ 11,880,877	$24,244,360	$ --	$36,125,237
Income tax expense (benefit)	(499,725)	1,281,844	(580,836)	201,283
Net income (loss)	(872,516)	2,099,298	(556,907)	669,875
Total assets	12,458,321	26,102,386	54,607,185	93,167,892
Goodwill	4,250,936	521,901	--	4,772,837
Depreciation and amoritization	24,435	27,840	1,578,491	1,630,766
Capital expenditures	52,711	--	387,776	440,487

Sept. 28, 2002:
Net sales to external customers	9,551,709	21,446,475	--	30,998,184
Income tax expense (benefit)	2,541	1,150,614	(1,035,000)	118,155
Net income (loss)	2,574	1,969,064	(1,776,675)	194,963
Goodwill	4,250,936	521,901	--	4,772,837

Note 9 – Revolving Line of Credit Agreement

On August 28, 2003, the Company entered into a new $35 million revolving credit facility that matures on November 1, 2006. The new three-year revolving credit facility is unsecured and replaces a $45 million credit facility that would have expired in 2004. Interest rates on outstanding loans under the revolving credit facility are either based on the London Interbank Offering Rate (LIBOR), plus a negotiated spread over LIBOR, or at the U.S. prime rate. The new agreement requires the Company to pay a non-use fee on amounts not outstanding under the credit facility based on a ratio of the Company’s adjusted total debt (funded debt less cash and cash equivalents) to EBITDA (earnings before interest, income taxes, depreciation and amortization).

Note 10 – Legal Contingencies

The Canada Customs and Revenue Agency (“CCRA”) has performed an audit of the Company’s sales to its wholly-owned subsidiary, Knape & Vogt Canada. Preliminary results from a joint review by the Company and its customs broker indicate that the Company may be liable for certain customs transactions, however, the amount of any such potential liability is unknown at this time. The Company is defending its position that Knape & Vogt Canada is the importer of record for all Knape & Vogt goods shipped into Canada and management believes, that based on the information available at this time, any liability owed to the CCRA will not have a material adverse effect on the Company’s earnings.

The Company was sued in the Kent County, Michigan Circuit Court in 1997 by a former employee seeking additional benefits under an executive retirement plan. The Circuit Court ruled in favor of the plaintiff, but in June 2002, the Circuit Court was reversed on the Company’s appeal to the Michigan Court of Appeals. The plaintiff filed a delayed request for leave to appeal to the Michigan Supreme Court. In August 2002, the plaintiff filed a lawsuit seeking these retirement benefits in the Federal District Court for the Western District of Michigan. During the fourth quarter of fiscal 2003, the plaintiff’s request for leave to appeal to the Michigan Supreme Court was denied. The Company moved to dismiss the federal litigation based on the statute of limitations. In September 2003, the Federal District Court dismissed the litigation.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the first quarter of fiscal 2004 were $36.1 million compared to $31.0 million for the same period in the prior year.

During the first quarter of fiscal 2004, the Home and Commercial division had net sales of $24.2 million compared to $21.4 million in the first quarter of fiscal 2003. The increase over the prior year reflected sales growth in almost all of the channels served by this division. In particular, the Company experienced strong growth in the consumer and distribution channels. New products, including the Shelf Made™ Instant Shelves, the new line of display ledges and the Work@Ease™ line of ergonomic products helped to boost sales to the consumer channel and were a key factor in expanding the sales to one of the largest customers in this channel. New products, along with value-added services such as the vendor managed inventory program, were the primary reason for growth in the distribution channel.

The Office Products division had net sales of $11.9 million for the first quarter of fiscal 2004, compared to $9.6 million for the same period in the prior year. While the Business and Institutional Furniture Manufacturers’ Association (BIFMA) results for the months of July and August 2003, continued to show a slight decline in shipments, the Company recorded increased sales to both the original equipment manufacturer channel and the dealer channel. New products, including precision drawer slides specifically designed for individual customers and the new heavy-duty 8800™ precision slide with the patented interlock system, provided the opportunities to grow sales and gain market share.

In total, the Company had new product sales of $5.5 million in the first quarter of fiscal 2004 compared to $2.7 million in the same period in fiscal 2003.

Gross Profit

Gross profit, as a percentage of net sales, was 19.8% for the first quarter of fiscal 2004 compared to 22.8% for the same period in the prior year. During the first quarter, the Company began shipping new products to three of its largest consumer accounts. As part of the new commitments with these customers, the Company had to pay amounts to clear the shelves at the retailers, either in the of form product buybacks or in markdown allowances. These one-time payments reduced margins by 1.6%. In addition, the Company recorded additional obsolescence reserves for certain slow moving products, these reserves reduced margins by approximately 1% in the first three months of fiscal 2004.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Operating Expenses

Selling and administrative expenses, as a percentage of net sales, were 16.3% for the first quarter of fiscal 2004 compared to 19.8% for the same period in the prior year. While the Company is committed to investing in both its sales force and the launch of its new products, during the first quarter of fiscal 2004, it was able to effectively leverage the fixed portion of its selling and administrative costs.

During the first quarter of fiscal 2003, the Company recorded $271,325 pre-tax of severance costs, primarily related to the resignation of two of its executive officers in August 2002.

Interest and Other Expenses, net

Interest expense was $389,931 for the quarter ended September 27, 2003, compared to $357,438 for the same period in the prior year. The increase reflects the higher level of borrowings outstanding under the Company’s revolving credit facility.

Income Taxes

The effective tax rate for the quarter ended September 27, 2003 was 23.1% compared with the rate of 37.7% for the same period in the prior year. The effective rate for the first quarter of fiscal 2004 was favorably impacted by review and subsequent adjustment of certain deferred tax valuation reserves that were deemed to no longer be necessary.

Net Income

Net income for the first quarter of fiscal 2004 was $669,875, or $0.15 per diluted share compared to $196,963, or $0.04 per diluted share for the same quarter of last year. Higher sales volumes, combined with the ability to leverage certain fixed selling and administrative expenses, were responsible for the improved results in the first quarter of fiscal 2004.

Liquidity and Capital Resources

Net cash used by operating activities for the first three months of fiscal 2004 was $45,961 as compared to cash provided by operating activities of $2,202,599 for the first three months of fiscal 2003. The month of September 2003 was a high volume sales month and resulted in a large ending receivable balance at September 27, 2003, as many of the retail and distribution customers have at least 30-day payment terms.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Cash used for investing activities was $457,452 for the first three months of fiscal 2004, compared to $799,440 used in the same period in the prior year. Capital expenditures totaled $440,487 for the three months ended September 27, 2003, compared to $1,014,967 for the first three months of the prior year. The capital expenditures for the first three months of fiscal 2004 represented investments in tooling for new products, including certain new custom precision slides. There were no significant capital expenditure commitments at September 27, 2003. Capital expenditures for the fiscal year are anticipated to be approximately $4 million.

Cash provided by financing activities for the three months ended September 27, 2003 was $ 473,746, compared with cash used in financing activities of $711,846 for the first quarter of the prior year.

Anticipated cash flows from operations and available balances on the revolving credit line are expected to be adequate to fund working capital, capital expenditures, stock repurchases and dividend payments.

The following table summarizes long-term obligations as of September 27, 2003.

	Payments due by period

	Total	Less than 1 year	1-3 years	4-5 years

Long-term debt	$25,189,040	$ --	$ --	$25,189,040
Capital lease	72,201	16,988	33,977	21,236
Operating leases	238,632	171,864	65,205	1,563
Purchase obligations	349,065	349,065	--	--

Total contractual cash obligations	25,848,938	537,917	99,182	25,211,839

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

Legal Proceedings

The Canada Customs and Revenue Agency (“CCRA”) has performed an audit of the Company’s sales to its wholly-owned subsidiary, Knape & Vogt Canada. Preliminary results from a joint review by the Company and its customs broker indicate that the Company may be liable for certain customs transactions, however, the amount of any such potential liability is unknown at this time. The Company is defending its position that Knape & Vogt Canada is the importer of record for all Knape & Vogt goods shipped into Canada and management believes, that based on the information available at this time, any liability owed to the CCRA will not have a material adverse effect on the Company’s earnings.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The Company was sued in the Kent County, Michigan Circuit Court in 1997 by a former employee seeking additional benefits under an executive retirement plan. The Circuit Court ruled in favor of the plaintiff, but in June 2002, the Circuit Court was reversed on the Company’s appeal to the Michigan Court of Appeals. The plaintiff filed a delayed request for leave to appeal to the Michigan Supreme Court. In August 2002, the plaintiff filed a lawsuit seeking these retirement benefits in the Federal District Court for the Western District of Michigan. During the fourth quarter of fiscal 2003, the plaintiff’s request for leave to appeal to the Michigan Supreme Court was denied. The Company moved to dismiss the federal litigation based on the statute of limitations. In September 2003, the Federal District Court dismissed the litigation.

The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of business.

New Accounting Standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. Management does not expect this statement to have a material effect on the financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This statement affects the accounting for three types of freestanding financial instruments:

o	Mandatorily redeemable shares;
o	Put options and forward purchase contracts involving instruments that require or may require the issuer to buy back some of its shares;
o	and obligations that can be settled with shares

This statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. It is effective for financial instruments entered into or modified after May 31, 2003. The Company does not have any of the instruments covered by this statement; therefore, management does not expect this statement to have a material effect on the financial statements.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Critical Accounting Policies

This discussion and analysis of the Company’s financial condition and results of its operations is based upon its consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts. On an ongoing basis, management evaluates the estimates, including those related to bad debts, inventories, long-lived assets, income taxes, self-insurance reserves, retirement benefits and contingencies and litigation. Management bases the estimates on historical experience and on various other assumptions and factors that they believe to be reasonable under the circumstances. Based on management’s ongoing review, they make adjustments that they consider appropriate under the facts and circumstances. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in the 2003 Annual Report on Form 10-K.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, which include changes in the foreign currency exchange rate as measured against the U.S. dollar and changes in U.S. interest rates. The Company holds a derivative instrument in the form of an interest rate swap, which is viewed as a risk management tool and is not used for trading or speculative purposes. The intent of the interest rate swap is to effectively fix the interest rate on part of the borrowings under the Company’s variable rate revolving credit agreement. The derivative was recognized as a liability on the balance sheet at its fair value of $2,202,287 at September 27, 2003 and $2,554,980 at June 28, 2003.

The following table provides information on the Company’s fixed maturity investments as of September 27, 2003 that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Liability	Amount	Maturity Date
Variable rate revolving credit
agreement	$25,189,040	November 1, 2006
First $20,000,000 at an interest rate
  of 1.14% plus weighted average
  credit spread of .95%;
Next $5,000,000 at an interest rate of
  1.11% plus weighted average
  credit spread of .95%;
Amounts in excess of $25,000,000
   at the prime rate, currently
4.00%
Interest Rate Swap
Notional amount	$20,000,000	June 1, 2006
Pay fixed/Receive variable - 1.14%
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

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and the Vice President of Finance, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d as of the end of the period covered by this Form 10-Q Quarterly Report have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

(b) Changes in Internal Controls

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The Canada Customs and Revenue Agency (“CCRA”) has performed an audit of the Company’s sales to its wholly-owned subsidiary, Knape & Vogt Canada. Preliminary results from a joint review by the Company and its customs broker indicate that the Company may be liable for certain customs transactions, however, the amount of any such potential liability is unknown at this time. The Company is defending its position that Knape & Vogt Canada is the importer of record for all Knape & Vogt goods shipped into Canada and management believes, that based on the information available at this time, any liability owed to the CCRA will not have a material adverse effect on the Company’s earnings.

        The Company was sued in the Kent County, Michigan Circuit Court in 1997 by a former employee seeking additional benefits under an executive retirement plan. The Circuit Court ruled in favor of the plaintiff, but in June 2002, the Circuit Court was reversed on the Company’s appeal to the Michigan Court of Appeals. The plaintiff filed a delayed request for leave to appeal to the Michigan Supreme Court. In August 2002, the plaintiff filed a lawsuit seeking these retirement benefits in the Federal District Court for the Western District of Michigan. During the fourth quarter of fiscal 2003, the plaintiff’s request for leave to appeal to the Michigan Supreme Court was denied. The Company moved to dismiss the federal litigation based on the statute of limitations. In September 2003, the Federal District Court dismissed the litigation.

        The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of business. <PRE> Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10(a)	- Loan agreement with Comerica Bank dated August 28, 2003 filed herewith.

31.1	Certificate of the Chairman and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

(Continued)

(b)	Reports on Form 8-K

Knape & Vogt furnished the following Form 8-K during the quarter ended September 27, 2003

	Date of Report	Filing Date	Items Reported

August 7, 2003	August 7, 2003	Under Item 9, this Form 8-K included a press release that reported Knape & Vogt's financial results for the fiscal year that ended on June 28, 2003

The press release included summary consolidated financial data for the quarters and fiscal years ended June 28, 2003 and June 29, 2002. The press release also contained balance sheet information as of June 28, 2003 and June 29, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knape & Vogt Manufacturing Company (Registrant)

Date: October 24, 2003	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer
Date: October 24, 2003	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer

EXHIBIT INDEX

Exhibit	Description

10(a)	Loan agreement with Comerica Bank dated August 28, 2003, filed herewith.

31.1	Certificate of the Chairman and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Exhibit 10(a)

KNAPE & VOGT MANUFACTURING COMPANY

CREDIT AGREEMENT

DATED AS OF AUGUST 28, 2003

COMERICA BANK

Execution Copy

CREDIT AGREEMENT

        THIS CREDIT AGREEMENT, made as of the 28th day of August, 2003, by and between KNAPE & VOGT MANUFACTURING COMPANY, a Michigan corporation (herein called “Company”) and COMERICA BANK, a Michigan banking corporation (herein called “Bank”).

RECITALS:

    A.        Company desires to obtain certain credit facilities from Bank.

    B.        Bank is willing to extend such credit to Company on the terms and conditions herein set forth.

        NOW, THEREFORE, Bank and Company agree as follows:

      WITNESSETH:

DEFINITIONS

        For the purposes of this Agreement the following terms will have the following meanings:

        “Adjusted Total Debt” shall mean as of any date of determination, Funded Debt as of such date, less cash and cash equivalents as of such date.

        “Adjusted Total Debt to EBITDA Ratio” shall mean as of any date of determination a ratio the numerator of which is Adjusted Total Debt as of such date and the denominator of which is EBITDA as of such date.

        “Advance” shall mean a borrowing requested by Company and made by Bank under Section 2 of this Agreement, including any refunding or conversions of such borrowings pursuant to Section 3.3 hereof, and shall include a Eurodollar-based Advance and a Prime-based Advance.

        “Affiliate” shall mean, with respect to any Person, any other Person directly or indirectly controlling (including but not limited to all directors and executive officers of such Person), controlled by, or under direct or indirect common control with such Person. A Person shall be deemed to control a corporation for the purposes of this definition if such Person possesses, directly or indirectly, the power (i) to vote 10% or more of the securities having ordinary voting power for the election of directors of such corporation or (ii) to direct or cause the direction of the management and policies of such corporation, whether through the ownership of voting securities, by contract or otherwise.

         “Applicable Fee Percentage” shall mean, as of any date of determination thereof, the applicable percentage used to calculate certain of the fees due and payable hereunder, determined by reference to the appropriate columns in the Pricing Matrix attached to this Agreement as Schedule 1.1.

        “Applicable Interest Rate” shall mean the Eurodollar-based Rate or the Prime-based Rate, as selected by Company from time to time subject to the terms and conditions of this Agreement.

        “Applicable L/C Commission Rate” shall mean one percent (1%) per annum.

        “Applicable Margin” shall mean, as of any date of determination thereof, the applicable interest rate margin, determined by reference to the appropriate columns in the Pricing Matrix attached to this Agreement as Schedule 1.1.

        “Business Day” shall mean any day on which commercial banks are open for domestic and international business (including dealings in foreign exchange) in Detroit, London and New York.

        “Capital Expenditure” shall mean, without duplication, any payment made directly or indirectly for the purpose of acquiring or constructing fixed assets, real property or equipment which in accordance with GAAP would be added as a debit to the fixed asset account of Company, including, without limitation, amounts paid or payable under any conditional sale or other title retention agreement or under any lease or other periodic payment arrangement which is of such a nature that payment obligations of Company or a Subsidiary, as applicable, thereunder would be required by GAAP to be capitalized and shown as liabilities on the balance sheet of Company and its consolidated Subsidiaries.

        “Capital Lease” shall mean any lease of any property (whether real, personal or mixed) by Company or any Subsidiary as lessee which, in conformity with GAAP, is, or is required to be accounted for as a capital lease on the balance sheet of Company and its consolidated Subsidiaries.

        “Consolidated” or “Consolidating” shall mean, when used with reference to any financial term in this Agreement, the aggregate for two or more Persons of the amounts signified by such term for all such Persons determined on a consolidated or combined, as applicable, basis in accordance with GAAP. Unless otherwise specified herein, references to Consolidated financial statements or data of Company includes consolidation with its Subsidiaries in accordance with GAAP.

        “Domestic Subsidiary” shall mean any direct or indirect Subsidiary of Company incorporated under the laws of the United States of America, or any state, territory, possession or other political subdivision thereof which is a domestic Subsidiary for purposes of Section 956 of the Internal Revenue Code; and “Domestic Subsidiaries” shall mean any or all of them.

        “EBITDA” shall mean, as of any date of determination, the sum of the net income of Company and its Consolidated Subsidiaries, for the four preceding fiscal quarters ending on such date of determination, plus, to the extent deducted in computating such net income, (i) income taxes for that period, (ii) interest expense for that period and (iii) depreciation and amortization expense for that period, in each case determined in accordance with GAAP.

        “Environmental Laws” shall mean all federal, state and local laws including statutes, regulations, ordinances, codes, rules, and other governmental restrictions and requirements, relating to environmental pollution, contamination or other impairment of the environment or any hazardous or toxic substances of any nature. These Environmental Laws shall include but not be limited to the Federal Solid Waste Disposal Act, the Federal Clean Air Act, the Federal Clean Water Act, the Federal Resource Conservation and Recovery Act of 1976, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, and the Federal Superfund Amendments and Reauthorization Act of 1986.

        “ERISA” shall mean the Employee Retirement Income Security Act of 1974, as amended, or any successor act or code.

        “Eurodollar-based Advance” shall mean an Advance which bears interest at the Eurodollar-based Rate.

        “Eurodollar-based Rate” shall mean a per annum interest rate which is the Applicable Margin plus the quotient of:

(a)

the per annum interest rate at which Bank’s Eurodollar Lending Office offers deposits to prime banks in the eurodollar market in an amount comparable to the relevant Eurodollar-based Advance and for a period equal to the relevant Interest Period at approximately the time Company requests such Advance on the first day of such Interest Period; divided by

(b)

a percentage equal to 100% minus the maximum rate on such date at which Bank is required to maintain reserves on “Euro-currency Liabilities” as defined in and pursuant to Regulation D of the Board of Governors of the Federal Reserve System or, if such regulation or definition is modified, and as long as Bank is required to maintain reserves against a category of liabilities which includes eurodollar deposits or includes a category of assets which includes eurodollar loans, the rate at which such reserves are required to be maintained on such category;

all as conclusively determined by Bank, such sum to be rounded upward, if necessary, to the nearest whole multiple of 1/16th of 1%.

        “Eurodollar Lending Office” shall mean Bank’s office located at Grand Cayman, British West Indies or such other branch of Bank, domestic or foreign, as it may hereafter designate as its Eurodollar Lending Office by notice to Company.

        “Event of Default” shall mean any of the Events of Default specified in Section 10 hereof.

        “Foreign Subsidiaries” shall mean all of Company’s direct or indirect Subsidiaries other than the Domestic Subsidiaries.

        “Funded Debt” shall mean, without duplication, (a) all indebtedness of Company and its consolidated Subsidiaries for borrowed money or for the deferred purchase price of property or services as of such date (other than operating leases and trade liabilities incurred in the ordinary course of business and payable in accordance with customary practices) or which is evidenced by a note, bond, debenture or similar instrument, (b) the principal component of all obligations of Company and its consolidated Subsidiaries under Capitalized Leases, (c) all reimbursement obligations (actual, contingent or otherwise) of such Person in respect of letters of credit, acceptances or similar obligations issued or created for the account of Company and its consolidated Subsidiaries, (d) all liabilities secured by any liens on any property owned by Company and its consolidated Subsidiaries as of such date even though they have not assumed or otherwise become liable for the payment thereof, in each case determined in accordance with GAAP; provided however that so long as such Person is not personally liable for such liabilities, the amount of such liability shall be deemed to be the lesser of the fair market value at such date of the property subject to the lien securing such liability and the amount of the liability secured, and (e) all guarantee obligations in respect of any liability which constitutes Funded Debt; provided, however that Funded Debt shall not include any interest rate swap transaction, basis swap transaction, forward rate transaction, commodity swap transaction, equity transaction, equity index transaction, foreign exchange transaction, cap transaction, floor transaction (including any option with respect to any of these transactions and any combination of any of the foregoing) entered into by Company and its consolidated Subsidiaries prior to the occurrence of a termination event with respect thereto.

        “FYE” shall mean with respect to any fiscal year of Company, the last day of such fiscal year.

        “GAAP” shall mean, as of any applicable date of determination, generally accepted accounting principles consistently applied, as in effect on the date of this Agreement.

        “Guaranties” shall mean the guaranties of the Indebtedness by Company’s Subsidiaries in the form attached hereto as Exhibit “C”.

        “Guarantors” shall mean each of Company’s existing Domestic Subsidiaries and each Subsidiary required to execute a Guaranty pursuant to the provisions of Section 7.13 hereof.

        “Indebtedness” shall mean all loans, advances, indebtedness, obligations and liabilities of Company to Bank under this Agreement, together with all other indebtedness, obligations and liabilities whatsoever of Company to Bank arising under or in connection with this Agreement, whether matured or unmatured, liquidated or unliquidated, direct or indirect, absolute or contingent, joint or several, due or to become due, now existing or hereafter arising.

        “Interest Period” shall mean a period of one (1), two (2), three (3), four (4), five (5), six (6), nine (9) or twelve (12) months as selected by Company pursuant to the provisions of this Agreement commencing on the day a Eurodollar-based Advance is made, or on the effective date of an election of the Eurodollar-based Rate made under Section 3.1.

        “Letter of Credit” shall have the meaning set forth in Section 2.5.

        “Letter of Credit Reserve” shall mean as of any date of determination, an amount equal to the aggregate principal amount of all undrawn Letters of Credit issued by Bank for the account of Company under and pursuant to this Agreement and the amount of all draws under Letters of Credit paid by Bank and not reimbursed by Company.

        “Leverage Ratio” shall mean as of any date of determination thereof, a ratio the numerator of which is total liabilities of Company and its consolidated Subsidiaries as of such date, as determined in accordance with GAAP and the denominator of which is Tangible Net Worth as of such date.

        “Loan Documents” shall mean collectively, this Agreement, the Note, and any other instruments or agreements executed at any time pursuant to or in connection with any such documents.

        “Net Worth” shall mean as of any date of determination the stockholders’ equity of Company and its consolidated Subsidiaries as of such date as determined in accordance with GAAP.

        “Permitted Acquisition” shall mean an acquisition of all or any material part of the business assets of another Person which meets the following requirements:

(a)	the acquired business is in a business the same as or related to Company’s business;
(b)	the consideration for the acquisition (including assumption of debt and payments under non-competition agreements) does not exceed $5,000,000; and
(c)	after giving pro forma effect to the acquisition, no Event of Default under this Agreement shall have occurred and be continuing.

        “Permitted Liens” shall mean with respect to any Person:

(a)

liens for taxes not yet due and payable or which are being contested in good faith by appropriate proceedings diligently pursued, provided that provision for the payment of all such taxes has been made on the books of such Person as may be required by generally accepted accounting principles, consistently applied;

(b)

mechanics’, materialmen’s, banker’s, carriers’, warehousemen’s and similar liens and encumbrances arising in the ordinary course of business and securing obligations of such Person that are not overdue for a period of more than 60 days or are being contested in good faith by appropriate proceedings diligently pursued, provided that in the case of any such contest (i) any proceedings commenced for the enforcement of such liens and encumbrances shall have been duly suspended; and (ii) such provision for the payment of such liens and encumbrances has been made on the books of such Person as may be required by generally accepted accounting principles, consistently applied;

(c)

liens arising in connection with worker’s compensation, unemployment insurance, old age pensions and social security benefits and similar statutory obligations which are not overdue or are being contested in good faith by appropriate proceedings diligently pursued, provided that in the case of any such contest (i) any proceedings commenced for the enforcement of such liens shall have been duly suspended; and (ii) such provision for the payment of such liens has been made on the books of such Person as may be required by generally accepted accounting principles, consistently applied;

(d)

(i) liens incurred in the ordinary course of business to secure the performance of statutory obligations arising in connection with progress payments or advance payments due under contracts with the United States government or any agency thereof entered into in the ordinary course of business and (ii) liens incurred or deposits made in the ordinary course of business to secure the performance of statutory obligations, bids, leases, fee and expense arrangements with trustees and fiscal agents and other similar obligations (exclusive of obligations incurred in connection with the borrowing of money, any lease-purchase arrangements or the payment of the deferred purchase price of property), provided that full provision for the payment of all such obligations set forth in clauses (i) and (ii) has been made on the books of such Person as may be required by generally accepted accounting principles, consistently applied; and

(e)

minor survey exceptions or minor encumbrances, easements or reservations, or rights of others for rights-of-way, utilities and other similar purposes, or zoning or other restrictions as to the use of real properties, which do not materially interfere with the business of such Person.

        “Person” or “person” shall mean any individual, corporation, partnership, joint venture, limited liability company, association, trust, unincorporated association, joint stock company, government, municipality, political subdivision or agency, or other entity.

        “Prime Rate” shall mean the per annum interest rate established by Bank as its prime rate for its borrowers as such rate may vary from time to time, which rate is not necessarily the lowest rate on loans made by Bank at any such time.

        “Prime-based Advance” shall mean an Advance which bears interest at the Prime-based Rate.

        “Prime-based Rate” shall mean for any day a per annum interest rate which is the Prime Rate plus or minus the Applicable Margin.

        “Request for Advance” shall mean a Request for Advance issued by Company under this Agreement in the form annexed to this Agreement as Exhibit “A”.

        “Revolving Credit Maturity Date” shall mean November 1, 2006.

        “Revolving Credit Note” or “Note” shall mean the Note described in Section 2.1 hereof made by Company to Bank in the form annexed to this Agreement as Exhibit “B”.

        “Subordinated Debt” shall mean all indebtedness of Company for borrowed money which is subordinated to Company’s indebtedness to Bank pursuant to a written subordination agreement in form and substance acceptable to Bank and which otherwise is on terms acceptable to Bank in the exercise of it sole discretion.

        “Subsidiary” shall mean a corporation or other entity of which more than fifty percent (50%) of the outstanding voting stock or equivalent equity interests are owned by Company, either direct or indirectly, through one or more intermediaries.

        “Tangible Net Worth” shall mean as of any date Net Worth less the Intangible Assets of the Company and its consolidated Subsidiaries, all determined as of such date. For purposes of this Agreement, “Intangible Assets” means the amount (to the extent reflected in determining such Net Worth) of (i) all write-ups (other than write-ups resulting from foreign currency translations and write-ups of assets of a going concern business made within twelve months after the acquisition of such business) in the book value of any asset owned by Company and its consolidated Subsidiaries, (ii) loans or advances to Affiliates and receivables from Affiliates, (iii) all investments in unconsolidated Subsidiaries of the Company and all equity investments in Persons which are not Subsidiaries of Company and (iv) all unamortized debt discount and expense, unamortized deferred charges, goodwill, patents, trademarks, service marks, trade names, copyrights, organization or developmental expenses and other intangible assets.

        “Uniform Commercial Code” or “UCC” shall mean the Uniform Commercial Code of any applicable state and unless specified otherwise shall mean the Uniform Commercial Code as in effect in the State of Michigan.

2. THE INDEBTEDNESS: Revolving Credit

2.1	Bank agrees to make Advances to Company at any time and from time to time from the effective date hereof until the Revolving Credit Maturity Date, not to exceed Thirty Five Million Dollars ($35,000,000) in aggregate principal amount at any one time outstanding. All of the Advances under this Section 2 shall be evidenced by the Revolving Credit Note under which Advances, repayments and readvances may be made, subject to the terms and conditions of this Agreement.

2.2	The Revolving Credit Note shall mature on the Revolving Credit Maturity Date and each Advance from time to time outstanding thereunder shall bear interest at its Applicable Interest Rate. The amount and date of each Advance, its Applicable Interest Rate, its Interest Period, if applicable, and the amount and date of any repayment shall be noted on Bank’s records, which records will be conclusive evidence thereof absent manifest error.

2.3	Company may request an Advance under this Section 2 upon the delivery to Bank of a Request for Advance executed by an authorized officer of Company, subject to the following:

(a)	each such Request for Advance shall set forth the information required on the Request for Advance form annexed hereto as Exhibit “A”;
(b)	each such Request for Advance shall be delivered to Bank by 2:00 p.m. on the proposed date of Advance;
(c)

the principal amount of such Advance, plus the amount of any outstanding indebtedness to be then combined therewith having the same Applicable Interest Rate and Interest Period, if any, shall be in the case of a Eurodollar-based Advance at least $500,000 or any larger amount in $100,000 increments;

(d)	a Request for Advance, once delivered to Bank, shall not be revocable by Company.

Bank may, at its option, lend under this Section 2 upon the telephone request of an authorized officer of Company and, in the event Bank makes any such advance upon a telephone request, the requesting officer shall, if so requested by Bank, mail to Bank, on the same day as such telephone request, a Request for Advance in the form attached as Exhibit “A”. Company hereby authorizes Bank to disburse Advances under this Section 2 pursuant to the telephone instructions of any person purporting to be an authorized officer of Company and Company shall bear all risk of loss resulting from disbursements made upon any telephone request. Each telephone request for an Advance shall constitute a certification of the matters set forth in the Request for Advance form as of the date of such requested Advance.

2.4	Company may prepay all or part of the outstanding balance of the Prime-based Advance(s) under the Revolving Credit Note at any time. Upon one (1) Business Day prior notice to Bank, Company may prepay all or part of any Eurodollar-based Advance, provided that the amount of any such partial prepayment shall be at least $250,000 and the unpaid portion of such Advance which is refunded or converted under Section 3.3 shall be subject to the limitations of Section 2.3(c) hereof. Any prepayment of a Prime-based Advance or a Eurodollar-based Advance on the last day of the Interest Period therefor made in accordance with this Section shall be without premium, penalty or prejudice to Company’s right to reborrow under the terms of this Agreement. Any other prepayment shall be subject to the provisions of Section 4.1 hereof.

2.5	In addition to Advances under the Revolving Credit Note to be provided to Company by Bank under and pursuant to Section 2.1 of this Agreement, Bank further agrees to issue, or commit to issue, from time to time, standby letters of credit for the account of Company (herein individually called a “Letter of Credit” and collectively “Letters of Credit”) in aggregate undrawn amounts not to exceed Two Million Five Hundred Thousand Dollars ($2,500,000) at any one time outstanding; provided, however that the sum of the aggregate amount of Advances outstanding under the Revolving Credit Note plus the Letter of Credit Reserve shall not exceed Thirty Five Million Dollars ($35,000,000) at any one time; and provided further that no Letter of Credit shall, by its terms, have an expiration date which extends beyond the fifth (5th) Business Day before the Revolving Credit Maturity Date or one (1) year after issuance, whichever first occurs. In addition to the terms and conditions of this Agreement, the issuance of any Letters of Credit shall also be subject to the terms and conditions of any letter of credit applications and agreements executed and delivered by Company to Bank with respect thereto. Company shall pay to Bank annually in advance a per annum fee equal to the Applicable L/C Commission Rate of the amount of each standby Letter of Credit.

2.6	Company agrees to pay to Bank a commitment fee on the average daily balance of the unused portion of the revolving credit commitment at the rate of the Applicable Commitment Fee per annum, computed on the actual number of days elapsed using a year of 360 days. The commitment fee shall be payable quarterly in arrears on the first day of each July, October, January and April (commencing January 1, 2004) and on the Revolving Credit Maturity Date. For purposes of calculating the commitment fee, outstanding Letters of Credit shall be considered usage of the commitment.

2.7	Proceeds of Advances under the Revolving Credit Note shall be used solely for working capital purposes, for Capital Expenditures and to repay existing indebtedness owed to Fifth Third Bank, West Michigan.

3. INTEREST, INTEREST PERIODS, CONVERSIONS, PREPAYMENTS.

3.1	The Revolving Credit Note and the Advances thereunder shall bear interest from the date thereof on the unpaid principal balance thereof from time to time outstanding, at a rate per annum equal to the Prime-based Rate or the Eurodollar-based Rate, as the Company may elect subject to the provisions of this Agreement. Interest on each Prime-based Advance shall be payable monthly on the first Business Day of each month, commencing on the first Business Day following the month during which such Advance is made, and at maturity. Interest on each Eurodollar-based Advance shall be payable on the last day of the Interest Period applicable thereto (unless sooner accelerated in accordance with the terms of this Agreement); provided, however, if such Interest Period in respect of any such Eurodollar-based Advance is more than three (3) months, interest thereon shall also be payable at intervals of three (3) months from the date of such Advance. Notwithstanding the foregoing, from and after the occurrence of any Event of Default and solely during the continuation thereof, the Advances shall bear interest, payable on demand, at a rate per annum equal to: (i) in the case of Prime-based Advances, three percent (3%) above the Prime-based Rate; and (ii) in the case of a Eurodollar-based Advance, three percent (3%) above the rate which would otherwise be applicable under this Section 3.1 until the end of the then current Interest Period, at which time such Advance shall bear interest at the rate provided for in clause (i) of this Section 3.1. Interest on all Advances shall be calculated on the basis of a 360 day year for the actual number of days elapsed. The interest rate with respect to any Prime-based Advance shall change on the effective date of any change in the Prime-based Rate.

3.2	Each Interest Period for a Eurodollar-based Advance shall commence on the date such Eurodollar-based Advance is made or is converted from an Advance of another type pursuant to Section 3.3 hereof or on the last day of the immediately preceding Interest Period for such Eurodollar-based Advance, and shall end on the date one, two, three, four, five, six, nine or twelve months thereafter, as the Company may elect as set forth below, subject to the following:

(i)	no Interest Period shall extend beyond the Revolving Credit Maturity Date; and
(ii)

any Interest Period which would otherwise end on a day which is not a Business Day shall be extended to the next succeeding Business Day unless the next succeeding Business Day falls in another calendar month, in which case, such Interest Period shall end on the immediately preceding Business Day and when an Interest Period begins on a day which has no numerically corresponding day in the calendar month during which such Interest Period is to end, it shall end on the last Business Day of such calendar month.

The Company shall elect the initial Interest Period applicable to a Eurodollar-based Advance by its Request for Advance given to the Bank pursuant to Section 2.3 or by its notice of conversion given to the Bank pursuant to Section 3.3, as the case may be. Provided that no Event of Default shall have occurred and be continuing, the Company may elect to continue an Advance as a Eurodollar-based Advance by giving irrevocable written, telephonic or telegraphic notice thereof to the Bank, before 11:00 a.m. on the last day of the then current Interest Period applicable to such Eurodollar-based Advance, specifying the duration of the succeeding Interest Period therefor. If the Bank does not receive timely notice of the election and the Interest Period elected by the Company, the Company shall be deemed to have elected to convert such Eurodollar-based Advance to a Prime-based Advance at the end of the then current Interest Period. No more than three (3) Interest Periods shall be in effect at any one time with respect to the Revolving Credit Note.

         3.3 Provided that no Event of Default shall have occurred and be continuing, the Company may, on any Business Day, convert any outstanding Advance into an Advance of another type in the same aggregate principal amount, provided that any conversion of a Eurodollar-based Advance shall be made only on the last Business Day of the then current Interest Period applicable to such Advance. If the Company desires to convert an Advance, it shall give the Bank written, telephonic or telegraphic notice, specifying the date of such conversion, the Advances to be converted, the type of Advance elected and, if the conversion is into a Eurodollar-based Advance, the duration of the first Interest Period therefor, which notice shall be given not later than 11:00 a.m. on the applicable date of conversion.

4.     SPECIAL PROVISIONS, CHANGES IN CIRCUMSTANCES AND YIELD PROTECTION.

4.1	If Company makes any payment of principal with respect to any Eurodollar-based Advance on any day other than the last day of the Interest Period applicable thereto (whether voluntarily, by acceleration, or otherwise), or if Company fails to borrow any Eurodollar-based Advance after notice has been given by Company to Bank in accordance with the terms hereof requesting such Advance, or if Company fails to make any payment of principal or interest when due in respect of a Eurodollar-based Advance, Company shall reimburse Bank on demand for any resulting loss, cost or expense incurred by Bank as a result thereof, including, without limitation, any such loss, cost or expense incurred in obtaining, liquidating, employing or redeploying deposits from third parties, whether or not Bank shall have funded or committed to fund such Advance. Such amount payable by Company to Bank may include, without limitation, an amount equal to the excess, if any, of (a) the amount of interest which would have accrued on the amount so prepaid, or not so borrowed, refunded or converted, for the period from the date of such prepayment or of such failure to borrow, refund or convert, through the last day of the relevant Interest Period, at the applicable rate of interest for said Advance(s) provided under this Agreement, over (b) the amount of interest (as reasonably determined by Bank) which would have accrued to Bank on such amount by placing such amount on deposit for a comparable period with leading banks in the interbank eurodollar market. Calculation of any amounts payable to Bank under this paragraph shall be made as though Bank shall have actually funded or committed to fund the relevant Eurodollar-based Advance through the purchase of an underlying deposit in an amount equal to the amount of such Advance and having a maturity comparable to the relevant Interest Period; provided, however, that Bank may fund any Eurodollar-based Advance in any manner it deems fit and the foregoing assumptions shall be utilized only for the purpose of the calculation of amounts payable under this paragraph. Upon the written request of Company, Bank shall deliver to Company a certificate setting forth the basis for determining such losses, costs and expenses, which certificate shall be conclusively presumed correct, absent manifest error.

4.2	For any Interest Period for which the Applicable Interest Rate is the Eurodollar-based Rate, if Bank shall designate a Eurodollar Lending Office which maintains books separate from those of the rest of Bank, Bank shall have the option of maintaining and carrying the relevant Advance on the books of such Eurodollar Lending Office.

4.3	If with respect to any Interest Period Bank reasonably determines that, by reason of circumstances affecting the foreign exchange and interbank markets generally, deposits in Eurodollars in the applicable amounts are not being offered to the Bank for such Interest Period, then Bank shall forthwith give notice thereof to the Company. Thereafter, until Bank notifies Company that such circumstances no longer exist, the obligation of Bank to make Eurodollar-based Advances, and the right of Company to convert an Advance to or refund an Advance as a Eurodollar-based Advance shall be suspended.

4.4	If, after the date hereof, the introduction or implementation of, or any change in, any applicable law, rule or regulation or in the interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof, or compliance by Bank (or its Eurodollar Lending Office) with any request or directive (whether or not having the force of law) of any such authority, shall make it unlawful or impossible for the Bank (or its Eurodollar Lending Office) to honor its obligations hereunder to make or maintain any Advance with interest at the Eurodollar-based Rate, Bank shall forthwith give notice thereof to Company. Thereafter (a) the obligations of Bank to make Eurodollar-based Advances and the right of Company to convert an Advance or refund an Advance as a Eurodollar-based Advance shall be suspended and thereafter Company may select as Applicable Interest Rates only those which remain available, and (b) if Bank may not lawfully continue to maintain an Advance to the end of the then current Interest Period applicable thereto, the Prime-based Rate shall be the Applicable Interest Rate for the remainder of such Interest Period.

4.5	If the adoption or implementation after the date hereof, or any change after the date hereof in, any applicable law, rule or regulation of any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by Bank (or its Eurodollar Lending Office) with any request or directive (whether or not having the force of law) made by any such authority, central bank or comparable agency after the date hereof:

(a)

shall subject Bank (or its Eurodollar Lending Office) to any tax, duty or other charge with respect to any Advance or any Note or shall change the basis of taxation of payments to Bank (or its Eurodollar Lending Office) of the principal of or interest on any Advance or the Note or any other amounts due under this Agreement in respect thereof (except for changes in the rate of tax on the overall net income of Bank or its Eurodollar Lending Office imposed by any jurisdiction in which Bank is organized or engaged in business); or

(b)

shall impose, modify or deem applicable any reserve (including, without limitation, any imposed by the Board of Governors of the Federal Reserve System), special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by Bank (or its Eurodollar Lending Office) or shall impose on Bank (or its Eurodollar Lending Office) or the foreign exchange and interbank markets any other condition affecting any Advance or the Note;

and the result of any of the foregoing is to increase the costs to Bank of maintaining any part of the indebtedness hereunder or to reduce the amount of any sum received or receivable by Bank under this Agreement or under the Note, by an amount deemed by the Bank to be material, then Bank shall promptly notify Company of such fact and demand compensation therefor and, within fifteen days after demand by Bank, Company agrees to pay to Bank such additional amount or amounts as will compensate Bank for such increased cost or reduction. Bank will promptly notify Company of any event of which it has knowledge which will entitle Bank to compensation pursuant to this Section. A certificate of Bank setting forth the basis for determining such additional amount or amounts necessary to compensate Bank shall be conclusively presumed to be correct save for manifest error. Bank agrees that, as promptly as practical after it becomes aware of the occurrence of any event or the existence of a condition that will cause Bank to be entitled to compensation under this Section, it will, to the extent not inconsistent with Bank’s internal policies, use reasonable efforts to make, fund or maintain any affected Eurodollar-based Advance through another lending office of Bank if as a result thereof the additional monies which would otherwise be required to be paid in respect of such Eurodollar-based Advance would be materially reduced and if, as determined by Bank, in its reasonable discretion, the making, funding or maintaining of such Eurodollar-based Advance through such other lending office would not materially adversely affect such Advance or Bank. Company shall pay all reasonable expenses incurred by Bank in utilizing another lending office pursuant to this Section.

4.6	In the event that at any time after the date of this Agreement any change in law such as described in Section 4.5, hereof, shall, in the reasonable opinion of Bank require that the credit provided under Section 2 of this Agreement be treated as an asset or otherwise be included for purposes of calculating the appropriate amount of capital to be maintained by Bank or any corporation controlling Bank and such change has or would have the effect of reducing the rate of return on Bank’s or Bank’s parent’s capital or assets as a consequence of the Bank’s obligations hereunder to a level below that which Bank or Bank’s parent would have achieved but for such change, then Bank shall notify Company and demand compensation therefor and, within fifteen days after demand by Bank, Company agrees to pay to Bank such additional amount or amounts as will compensate Bank for such reduction. Bank will promptly notify Company of any event of which it has knowledge which will entitle Bank to compensation pursuant to this Section. A certificate of Bank setting forth the basis for determining such additional amount or amounts necessary to compensate Bank shall be conclusively presumed to be correct save for manifest error.

4.7	A late installment charge equal to five percent (5%) of each late installment under any Note may be charged on any installment payment not received by Bank within ten (10) calendar days after the installment due date but acceptance of this charge shall not waive any default or Event of Default under this Agreement.

4.8	Adjustments to the Applicable Margin based on Schedule 1.1 shall be implemented quarterly as follows:

        (a)Such adjustments shall be given prospective effect only, effective as to all on the first day of the fiscal quarter occurring after the date of delivery of the financial statements under Sections 7.1(a) and 7.1(b) hereunder and the covenant compliance report under Section 7.9 hereof, in each case establishing applicability of the appropriate adjustment, in each case with no retroactivity or claw-back. In the event the Company fails timely to deliver such financial statements or the covenant compliance report, then (but without affecting the Event of Default resulting therefrom) from the date delivery of such financial statements and report was required until such financial statements and report are delivered, the margins shall be at the highest level (Level 1) on the Pricing Matrix attached to this Agreement as Schedule 1.1.

From the date of execution of this Agreement until the adjustment date occurring following the delivery of the Company’s financial statements for the fiscal quarter ending June 30, 2003, the margins shall be those set forth under the Level 2 column of the Pricing Matrix attached to this Agreement as Schedule 1.1. Thereafter, all margins shall be based upon the Company’s financial statements and covenant compliance reports, subject to recalculation as provided in subsection 4.8(a) above.

5. CONDITIONS

5.1	Company agrees to furnish Bank prior to the initial borrowing under this Agreement, in form and substance to be satisfactory to Bank, with (i) certified copies of resolutions of the Directors of Company evidencing approval of the borrowings and transactions contemplated hereunder; (ii) a certificate of good standing from the state of Company’s incorporation and from the state(s) in which it is required to be qualified to do business; (iii) an opinion of Company’s legal counsel; and (iv) such other documents and instruments as Bank may reasonably require.

6. REPRESENTATIONS AND WARRANTIES

        Company represents and warrants and such representations and warranties shall be deemed to be continuing representations and warranties during the entire life of this Agreement:

6.1	Company is a corporation duly organized and existing in good standing under the laws of the State of Michigan; Company and each of its Subsidiaries is in good standing in each jurisdiction in which it is required to be qualified to do business, except where the failure to be so qualified would not have a material adverse effect on the financial condition of Company and its Subsidiaries or their ability to carry on their business; execution, delivery and performance of this Agreement and other documents and instruments required under this Agreement, and the issuance of the Note by Company are within its powers, have been duly authorized, are not in contravention of law or the terms of Company’s Articles of Incorporation or Bylaws, and do not require the consent or approval of any governmental body, agency or authority; and this Agreement and other documents and instruments required under this Agreement and Note, when issued and delivered, will be valid and binding on the Company in accordance with their terms.

6.2	The execution, delivery and performance of this Agreement and any other documents and instruments required under this Agreement, and the issuance of the Notes by Company are not in contravention of the unwaived terms of any indenture, agreement or undertaking to which Company is a party or by which it is bound.

6.3	No litigation or other proceeding before any court or administrative agency is pending, or to the knowledge of the officers of Company is threatened against Company or any of its Subsidiaries, the outcome of which would reasonably be expected to materially impair Company’s or any Subsidiary’s financial condition or the ability of Company or any Subsidiary to carry on its business.

6.4	There are no security interests in, liens, mortgages, or other encumbrances on any of Company’s or any Subsidiary’s assets, except to Bank or as otherwise permitted by this Agreement.

6.5	Neither Company nor any Subsidiary maintains or contributes to any employee pension benefit plan subject to title IV of the “Employee Retirement Income Security Act of 1974” (herein called “ERISA”), except those set forth in attached Schedule 6.5. There was no unfunded past service liability of any pension plan maintained by the Company as of June 28, 2003, and there is no accumulated funding deficiency within the meaning of ERISA, or any existing material liability with respect to any pension plan owed to the Pension Benefit Guaranty Corporation (“PBGC”) or any successor thereto, except any funding deficiency for which an application to the PBGC for waiver is pending or for which a waiver has been granted by the PBGC.

6.6	The financial statements of the Company dated June 28, 2003, previously furnished to Bank, fairly present in all material respects the financial condition of the Company and its consolidated Subsidiaries as of such date; since said date there has been no material adverse change in the financial condition of the Company and its consolidated Subsidiaries; to the best of the knowledge of Company’s officers, Company does not have any material contingent obligations (including any liability for taxes) not disclosed by or reserved against in said balance sheet, and at the present time there are no material unrealized or anticipated losses from any present commitment of Company or any of its Subsidiaries.

6.7	To the best knowledge of Company, the financial projections previously furnished by Company to Bank were as of the date thereof and are as of the date of execution of this Agreement reasonable in all material respects taking into account all facts and information known or reasonably available to Company.

6.8	All tax returns and tax reports of Company and its consolidated Subsidiaries required by law to have been filed have been duly filed or extensions obtained, and all taxes, assessments and other governmental charges or levies (other than those presently payable without penalty and those currently being contested in good faith for which adequate reserves have been established) upon Company and its consolidated Subsidiaries (or any of its or their properties) which are due and payable and for which the failure to pay would materially adversely affect its business or the value of its property or assets have been paid. The charges, accruals and reserves on the books of Company in respect of the Federal income tax for all periods are adequate in the opinion of Company.

6.9	Except as set forth in Schedule 6.9, there are no subsidiaries of Company.

6.10	Except as set forth in Schedule 6.10

(a)

Company and each of its Subsidiaries, in the conduct of its business, is in compliance in all material respects with all federal, state or local laws, statutes, ordinances and regulations applicable to any of them, the enforcement of which, if such Person were not in compliance, would reasonably be expected to materially adversely affect its business or the value of its property or assets. Company and its Subsidiaries have all approvals, authorizations, consents, licenses, orders and other permits of all governmental agencies and authorities, whether federal, state or local, required to permit the operation of their business as presently conducted, except such approvals, authorizations, consents, licenses, orders and other permits with respect to which the failure to have would not reasonably be expected to materially adversely affect their business or the value of their property or assets (taken as a whole).

(b)

Neither Company nor any Subsidiary is a party to any litigation or administrative proceeding, nor so far as is known by Company is any litigation or administrative proceeding threatened against Company or any Subsidiary, the outcome of which would reasonably be expected to have a material adverse effect on the Company or any Subsidiary which in either case (i) asserts or alleges that Company or any Subsidiary violated Environmental Laws, (ii) asserts or alleges that Company or any Subsidiary is required to clean up, remove, or take remedial or other response action due to the disposal, depositing, discharge, leaking or other release of any hazardous substances or materials, (iii) asserts or alleges that Company or any Subsidiary is required to pay all or a portion of the cost of any past, present, or future cleanup, removal or remedial or other response action which arises out of or is related to the disposal, depositing, discharge, leaking or other release of any hazardous substances or materials by Company or any Subsidiary.

(c)

Neither Company nor any Subsidiary is subject to any judgment, decree, order or citation related to or arising out of applicable Environmental Laws which would reasonably be expected to materially adversely affect its business or the value of its property or assets and to the best knowledge of the Company, neither Company nor any Subsidiary has been named or listed as a potentially responsible party by any governmental body or agency in a matter arising under any applicable Environmental Laws which would reasonably be expected to materially adversely affect its business or the value of its property or assets.

(d)

To the best of Company’s knowledge, Company and its Subsidiaries have all permits, licenses and approvals required under applicable Environmental Laws, the failure of which to have would have a material adverse effect on the operation of their business as presently conducted and as proposed to be conducted.

         6.11 Company is not an “investment company” within the meaning of the Investment Company Act of 1940, as amended. Company is not engaged principally, or as one of its important activities, directly or indirectly, in the business of extending credit for the purpose of purchasing or carrying margin stock, and none of the proceeds of any of the loans hereunder will be used, directly or indirectly, for any purpose which would violate the provisions of Regulation U or X of the Board of Governors of the Federal Reserve System. Terms for which meanings are provided in Regulation U of the Board of Governors of the Federal Reserve System or any regulations substituted therefor, as from time to time in effect, are used in this paragraph with such meanings.

7. AFFIRMATIVE COVENANTS

        Company covenants and agrees that it will, so long as Bank may make any advance under this Agreement and thereafter so long as any indebtedness remains outstanding under this Agreement:

7.1	Furnish Bank:
(a)

within ninety (90) days after and as of the end of each fiscal year of Company and its consolidated Subsidiaries, a detailed consolidated audit report of Company certified to by independent certified public accountants satisfactory to Bank;

(b)

within forty five (45) days after and as of the end of each fiscal quarter, consolidated balance sheets and statements of profit and loss of Company and its consolidated Subsidiaries certified by an authorized officer of Company as being correct and accurate to the best of his knowledge;

(c)	within thirty (30) days prior to July 1 of each year, financial projections for the Company and its consolidated Subsidiaries in the form previously supplied to Bank;

(d)

as soon as available, Company’s 8-K, 10-Q and 10-K reports filed with the federal Securities and Exchange Commission, and in any event, with respect to the 10-Q report, within forty five (45) days of the end of each of the first three fiscal quarters of each of Company’s fiscal years, and with respect to the 10-K report, within ninety (90) days after and as of the end of each of Company’s fiscal years; and as soon as available, copies of all material filings, reports or other documents filed by Company or any of its Subsidiaries with the federal Securities and Exchange Commission or other federal regulator or taxing agencies or authorities in the United States, or comparable agencies or authorities in foreign jurisdictions, or any stock exchanges in such jurisdiction;

(e)	promptly, and in form to be satisfactory to Bank, such other information as Bank may reasonably request from time to time.
7.2	Pay and discharge, and cause its Subsidiaries to pay and discharge, all taxes and other governmental charges, and all contractual obligations calling for the payment of money, before the same shall become overdue, unless and to the extent only that such payment is being contested in good faith.

7.3	Maintain, and cause its Subsidiaries to maintain, insurance coverage on their physical assets and against other business risks in such amounts and of such types as are customarily carried by companies similar in size and nature, and in the event of acquisition of additional property, real or personal, or of incurrence of additional risks of any nature, increase such insurance coverage in such manner and to such extent as prudent business judgment and present practice would dictate; and in the case of all policies covering property mortgaged or pledged to Bank or property in which Bank shall have a security interest of any kind whatsoever, other than those policies protecting against casualty liabilities to strangers, all such insurance policies shall provide that the loss payable thereunder shall be payable to Company and Bank (as mortgagee) as their respective interests may appear, all said policies or copies thereof, including all endorsements thereon and those required hereunder, to be deposited with Bank.

7.4	Permit Bank, through its authorized attorneys, accountants and representatives, to examine Company’s and each Subsidiary’s books, accounts, records, ledgers and assets of every kind and description at all reasonable times upon oral or written request of Bank.

7.5	Promptly notify Bank of any condition or event which constitutes or with the running of time and/or the giving of notice would constitute an event of default under this Agreement, and promptly inform Bank of the existence or occurrence of any condition or event (other than conditions having an effect on the economy in general) which could have a material adverse effect upon Company’s or any Subsidiary’s financial condition.

7.6	Maintain, and cause its Subsidiaries to maintain, in good standing all licenses required by the State of Michigan or any agency thereof, or other governmental authority that may be necessary or required for Company and its Subsidiaries to carry on its general business objects and purposes.

7.7	Comply, and cause its Subsidiaries to comply, with all material requirements imposed by ERISA as presently in effect or hereafter promulgated, including but not limited to, the minimum funding requirements of any Pension Plan.

7.8	Promptly notify Bank after the occurrence thereof in writing of any of the following events:
(a)	the termination of a Pension Plan pursuant to Subtitle C of Title IV of ERISA or otherwise;

(b)	the appointment of a trustee by a United States District Court to administer a Pension Plan;

(c)	the commencement by the Pension Benefit Guaranty Corporation, or any successor thereto of any proceeding to terminate a Pension Plan;

(d)

the failure of a Pension Plan to satisfy the minimum funding requirements for any plan year as established in Section 412 of the Internal Revenue Code of 1954, as amended or any similar provision under the Internal Revenue Code of 1986, as amended;

(e)	the withdrawal of Company or any Subsidiary from a Pension Plan; or (f) a reportable event, within the meaning of Title IV of ERISA.

7.9	Furnish to the Bank concurrently with the delivery of each of the financial statements required by Section 7.1(a) and Section 7.1(b), a statement prepared and certified by the chief financial officer of Company (or in such officer’s absence, a responsible senior officer of Company) (a) setting forth all computations necessary to show compliance by Company with the financial covenants contained in Section 7.10, 7.11 and 7.12 hereof, (b) stating that as of the date thereof, no condition or event which constitutes an event of default hereunder or which with the running of time and/or the giving of notice would constitute an event of default hereunder has occurred and is continuing, or if any such event or condition has occurred and is continuing or exists, specifying in detail the nature and period of existence thereof and any action with respect thereto taken or contemplated to be taken by Company and (c) stating that the signer has personally reviewed this Agreement and that such certificate is based on an examination sufficient to assure that such certificate is accurate.

7.10	Maintain as of the end of each fiscal quarter a Leverage Ratio of not more than 2.0 to 1.0.

7.11	Maintain as of the end of each fiscal quarter, an Adjusted Total Debt to EBITDA Ratio of not more than 2.25 to 1.0.

7.12	Maintain as of the end of each fiscal year Tangible Net Worth of not less than the following amounts:

Fiscal Year End	Amount
2004	$29,800,000
2005	$31,000,000
2006	$33,000,000
2007 and each year thereafter	$36,000,000

Notwithstanding the above, on the last day of each fiscal year of Company, the required Tangible Net Worth floor shall be adjusted to be equal to the amount stated above or, in the event Net Income is greater than $5,600,000, the Tangible Net Worth requirement for the fiscal year ending on such day plus an amount equal to 50% of net income of Company and its consolidated Subsidiaries for the fiscal year then ended, whichever is greater.

7.13	With respect to each Person which becomes a Domestic Subsidiary of Company subsequent to the date of this Agreement and on the date a new Domestic Subsidiary is created or acquired, as the case may be, cause each such Subsidiary to execute and deliver to Bank, a Guaranty of the Indebtedness in form and substance acceptable to Bank.

8. NEGATIVE COVENANTS

        Company covenants and agrees that, so long as Bank may make any Advances under this Agreement and thereafter so long as any Indebtedness remains outstanding under this Agreement, it will not, and will cause its Subsidiaries not to, without the prior written consent of Bank:

8.1	Enter into any merger or consolidation or sell, lease, transfer, or dispose of all, substantially all, or any part of its assets, except sales of inventory in the ordinary course of its business and sales and other dispositions of obsolete machinery and equipment in the ordinary course of business.

8.2	Guarantee, endorse, or otherwise become secondarily liable for or upon the obligations of others, except (a) by endorsement for deposit in the ordinary course of business, (b) guaranties in favor of Bank and (c) unsecured guaranties by Company of lease obligations of a Subsidiary of Company.

8.3	Purchase or otherwise acquire or become obligated for the purchase of all or substantially all of the assets or business interests of any person, firm or corporation or any shares of stock of any corporation, trusteeship or association or in any other manner effectuate or attempt to effectuate an expansion of present business by acquisition, except for Permitted Acquisitions and except for the formation of Domestic Subsidiaries which are Guarantors.

8.4	Affirmatively pledge or mortgage any of its assets, whether now owned or hereafter acquired, or create, suffer or permit to exist any lien, security interest in, or encumbrance thereon, except:

(a)	to Bank;

(b)	the Permitted Liens;

(c)	liens described in attached Schedule 8.4; and

(d)

liens and security interests upon fixed assets acquired by Company after the date of this Agreement (including by virtue of a Capital Lease) provided that (i) any such lien or security interest is created solely for the purpose of securing indebtedness representing, or incurred to finance, the cost of the item of property subject thereto; (ii) the principal amount of the indebtedness secured by such lien does not exceed 100% of the fair value of the property at the time it was acquired, and (iii) the lien or security interest does not cover any property other than such item of property.

8.5	Sell, assign, transfer or confer a security interest in any account, contract, note, trade acceptance or other receivable, except to Bank.

8.6	Materially alter the character of its business from that conducted as of the date of this Agreement.

8.7	Make any Capital Expenditure during any fiscal year if after giving effect thereto the aggregate amount of all Capital Expenditures made by Company and its Subsidiaries during such fiscal year would exceed $5,000,000.
8.8	Enter into any transaction or series of transactions with any Affiliate other than on terms and conditions as favorable to Company as would be obtainable in a comparable arms-length transaction with a Person other than an Affiliate.

8.9	Make or allow to remain outstanding any investment (whether such investment shall be of the character of investment in shares of stock, evidence of indebtedness or other securities or otherwise) in, or any loans or advances or extensions of credit to, any person, firm, corporation or other entity or association, except:

(a)	investments of surplus cash in cash equivalents;

(b)	sales on open account and in the ordinary course of business;

(c)	deposits made in the ordinary course of business in order to obtain goods or services;

(d)	Company’s existing investments in its Foreign Subsidiaries;

(e)	Company’s investments in Domestic Subsidiaries;

(f)	other loans, advances and investments not exceeding $500,000 in the aggregate at any time outstanding.

8.10	Enter into or become subject to any agreement (other than this Agreement) (i) prohibiting the creation or assumption of any lien or encumbrance upon the properties or assets of Company or (ii) requiring an obligation to become secured (or further secured) if another obligation is secured or further secured.

8.11	Become or remain obligated for any indebtedness for borrowed money, or for any indebtedness incurred in connection with the acquisition of any property, real or personal, tangible or intangible, except:

(a)	indebtedness to Bank;

(b)	current unsecured trade payables and accrued liabilities arising in the ordinary course of Company’s business (including, without limitation, obligations under operating leases);

(c)	indebtedness described in attached Schedule 8.11;

(d)	Subordinated Debt;

(e)	purchase money indebtedness incurred in connection with the acquisition of fixed assets in an aggregate amount not exceeding $250,000 incurred during any single fiscal year of Company.

9.0 ENVIRONMENTAL PROVISIONS

9.1	Company shall comply, and shall cause its Subsidiaries to comply, with all applicable Environmental Laws except for such non-compliance which would reasonably not be expected to materially adversely affect its business or the value of its property or assets.

9.2	Company shall provide to Bank, promptly upon receipt, copies of any correspondence, notice, pleading, citation, indictment, complaint, order, decree, or other document from any source asserting or alleging a circumstance or condition which requires or may require a financial contribution by Company or any Subsidiary to a cleanup, removal, remedial action, or other response by or on the part of Company or any Subsidiary under applicable Environmental Laws or which seeks damages or civil, criminal or punitive penalties from Company for an alleged violation of Environmental Laws, where such contribution, response or damages would reasonably be expected to materially adversely affect its business or the value of its property or assets.

9.3	Company shall promptly notify Bank in writing as soon as Company becomes aware of the occurrence or existence of any condition or circumstance which makes the environmental warranties contained in this Agreement incomplete or inaccurate in any material respect as of any date.

9.4	In the event of any condition or circumstance that makes any environmental warranty, representation and/or agreement incomplete or inaccurate in any material respect as of any date, Company shall, at the reasonable request of Bank, at its sole expense, retain an environmental consultant, reasonably acceptable to Bank, to conduct a thorough and complete investigation regarding the changed condition and/or circumstance. A copy of the environmental consultant’s report will be promptly delivered to both Bank and Company upon completion.

9.5	At any time Company, directly or indirectly through any environmental consultant or other representative, determines to undertake an environmental audit, assessment or investigation relating to any fact, event or condition which would reasonably be expected to materially adversely affect its business or the value of its property or assets, Company shall promptly provide Bank with written notice of the initiation of the environmental audit, fully describing the purpose and intended scope of the environmental audit. Upon receipt, Company will promptly provide to Bank copies of all final findings and conclusions of any such environmental investigation.

9.6	Company hereby indemnifies, saves and holds Bank and any of its past, present and future officers, directors, shareholders, employees, representatives and consultants harmless from any and all loss, damages, suits, penalties, costs, liabilities and expenses (including but not limited to reasonable investigation, environmental audit(s), and legal expenses) arising out of any claim, loss or damage to any property, injuries to or death of persons, contamination of or adverse affects on the environment, or any violation of any applicable Environmental Laws, caused by or in any way related to any property owned or operated by Company, or due to any acts of Company or such person’s, officers, directors, shareholders, employees, consultants and/or representatives; provided, however, that the foregoing indemnification shall not be applicable when arising solely from events or conditions occurring while the Bank is in sole possession (subject to the rights of any creditors of Company) of such property. In no event shall Company be liable hereunder for any loss, damages, suits, penalties, costs, liabilities or expenses arising from any act of gross negligence of Bank, or its agents or employees.

        It is expressly understood and agreed that the indemnifications granted herein are intended to protect Bank, its past, present and future officers, directors, shareholders, employees, consultants and representatives from any claims that may arise by reason of the security interest, liens and/or mortgages granted to Bank, or under any other document or agreement given to secure repayment of any indebtedness from Company, whether or not such claims arise before or after Bank has foreclosed upon and/or otherwise become the owner of any such property.

        It is expressly agreed and understood that the provisions hereof shall and are intended to be continuing and shall survive the repayment of any indebtedness from Company to Bank.

9.7 Company shall maintain, and shall cause its Subsidiary to maintain, all permits, licenses and approvals required under applicable Environmental Laws except such permits, licenses and approvals the failure of which to have would reasonably not be expected to materially adversely affect its business or the value of its property or assets.

10. EVENTS OF DEFAULT

   10.1 Upon occurrence of any of the following events of default:

(a)	non-payment of any installment of the principal of the Note when due or any reimbursement obligation with respect to any Letter of Credit when due;

(b)

non-payment of any interest on the Note when due in accordance with the terms thereof, or upon non-payment of any other outstanding Indebtedness when due in accordance with the terms thereof and continuance thereof for five (5) days;

(c)	default in the observance or performance of any of the conditions, covenants or agreements of Company set forth in Section 7.5, 7.10, 7.11, 7.12 or set forth in Section 8;

(d)	default in the observance or performance of any of the conditions, covenants or agreements of Company set forth in Section 7.1(a), (b), (c), (d) or 7.9 and continuance thereof for ten (10) days;

(e)

default in observance or performance of any of the other conditions, covenants or agreements of Company herein set forth, and continuance thereof for thirty (30) days after written notice to Company by Bank;

(f)	any material representation or warranty made by Company or any other Person herein or in any instrument submitted pursuant hereto proves untrue in any material respect when made or deemed made;

(g)

default in the payment of any other obligation of Company or any Subsidiary for borrowed money in an aggregate amount in excess of One Hundred Thousand Dollars ($100,000), or in the observance or performance of any conditions, covenants or agreements related or given with respect to any obligations for borrowed money in an aggregate amount in excess of One Hundred Thousand Dollars ($100,000) sufficient to permit the holder thereof to accelerate the maturity of such obligation;

(h)

judgments for the payment of money in excess of the sum of One Hundred Thousand Dollars ($100,000) in the aggregate shall be rendered against Company or any Subsidiary and such judgments shall remain unpaid, unvacated, unbonded or unstayed by appeal or otherwise for a period of thirty (30) consecutive days from the date of its entry and such judgment is not covered by insurance from a solvent insurer who is defending such action without reservation of rights;

(i)

the occurrence of any “reportable event”, as defined in the Employee Retirement Income Security Act of 1974 and any amendments thereto, which is determined to constitute grounds for termination by the Pension Benefit Guaranty Corporation of any employee pension benefit plan maintained by or on behalf of Company or any Subsidiary for the benefit of any of its employees or for the appointment by the appropriate United States District Court of a trustee to administer such plan and is reasonably likely that the occurrence of such event would result in a material adverse effect on Company, and such reportable event is not corrected and such determination is not revoked within thirty (30) days after notice thereof has been given to the plan administrator or Company; or the institution of proceedings by the Pension Benefit Guaranty Corporation to terminate any such employee benefit pension plan or to appoint a trustee to administer such plan; or the appointment of a trustee by the appropriate United States District Court to administer any such employee benefit pension plan;

(j)	if there shall be any change for any reason in the management, ownership or control of Company or any Subsidiary which in the sole reasonable judgment of Bank materially adversely affects Company;

(k)	the revocation of any of the Guaranties;

then, or at any time thereafter, unless such default is remedied, Bank may give notice to Company declaring all outstanding indebtedness hereunder and under the Note to be due and payable, whereupon all Indebtedness then outstanding hereunder and under the Note and any Letters of Credit shall immediately become due and payable without further notice and demand, and Bank shall not be obligated to make further Advances or issue any Letter of Credit hereunder.

10.2	If a creditors’ committee shall have been appointed for the business of Company or any Subsidiary in connection with any bankruptcy or insolvency; or if Company or any Subsidiary shall have made a general assignment for the benefit of creditors or shall have been adjudicated bankrupt, or shall have filed a voluntary petition in bankruptcy or for reorganization or to effect a plan or arrangement with creditors; or shall file an answer to a creditor’s petition or other petition filed against it, admitting the material allegations thereof for an adjudication in bankruptcy or for reorganization; or shall have applied for or permitted the appointment of a receiver, or trustee or custodian for any of its property or assets; or such receiver, trustee or custodian shall have been appointed for any of its property or assets (otherwise than upon application or consent of Company or any Subsidiary, as applicable), and such receiver, trustee or custodian so appointed shall not have been discharged within sixty (60) days after the date of his appointment or if an order shall be entered and shall not be dismissed or stayed within sixty (60) days from its entry, approving any petition for reorganization of Company or any Subsidiary, then the Note and all Indebtedness then outstanding hereunder and under any Letters of Credit shall automatically become immediately due and payable and Bank shall not be obligated to make further Advances or issue any Letters of Credit under this Agreement.

10.3	Upon the occurrence and during the continuance of an Event of Default, unless all of the Indebtedness is then immediately fully paid, Bank shall have and may exercise any one or more of the rights and remedies for which provision is made by law or in equity, including, without limitation, the right to set off against the Indebtedness any amount owing by Bank to Company and/or any property of Company in possession of Bank.

10.4	The remedies provided for herein are cumulative to the remedies for collection of the Indebtedness as provided by law, in equity or by any other document contemplated hereby. Nothing herein contained is intended, nor shall it be construed, to preclude Bank from pursuing any other remedy for the recovery of any other sum to which Bank may be or become entitled for the breach of this Agreement by Company.

10.5	Upon the occurrence and during the continuance of any Event of Default, Company shall immediately upon demand by Bank deposit with Bank cash collateral in the amount equal to the maximum amount available to be drawn at any time under any Letter of Credit then outstanding.

11. MISCELLANEOUS

11.1	This Agreement shall be binding upon and shall inure to the benefit of Company and Bank and their respective successors and assigns, except that the credit provided for under this Agreement and no part thereof and no obligation of Bank hereunder shall be assignable or otherwise transferable by Company.

11.2	Company shall pay all closing costs and expenses, including, by way of description and not limitation, reasonable attorney fees and lien search fees incurred by Bank in connection with the commitment, consummation and closing of this Agreement. All of said amounts required to be paid by Company may, at Bank’s option, be charged by Bank as an advance against the proceeds of the Note. All costs, including reasonable attorney fees incurred by Bank in protecting or enforcing any of its or any of the Bank’s rights against Company or any collateral or in defending Bank from any claims or liabilities by any party or otherwise incurred by Bank in connection with an event of default or the enforcement of this Agreement or the related documents, including by way of description and not limitation, such charges in any court or bankruptcy proceedings or arising out of any claim or action by any person against Bank which would not have been asserted were it not for Bank’s relationship with Company hereunder, shall also be paid by Company.

11.3	Where the character or amount of any asset or liability or item of income or expense is required to be determined or any consolidation or other accounting computation is required to be made for the purposes of this Agreement, it shall be done in accordance with GAAP.

11.4	No delay or failure of Bank in exercising any right, power or privilege hereunder shall affect such right, power or privilege, nor shall any single or partial exercise thereof preclude any further exercise thereof, or the exercise of any other power, right or privilege. The rights of Bank under this Agreement are cumulative and not exclusive of any right or remedies which Bank would otherwise have.

11.5	Except as expressly provided otherwise in this Agreement, all notices and other communications provided to any party hereto under this Agreement shall be in writing and shall be given by personal delivery, by mail, by reputable overnight courier, by telex or by facsimile and addressed or delivered to it at its address set forth below or at such other address as may be designated by such party in a notice to the other parties that complies as to delivery with the terms of this Section 11.5. Any notice, if personally delivered or if mailed and properly addressed with postage prepaid and sent by registered or certified mail, shall be deemed given when received; any notice, if given to a reputable overnight courier and properly addressed, shall be deemed given two (2) Business Days after the date on which it was sent, unless it is actually received sooner by the named addressee; and any notice, if transmitted by telex or facsimile, shall be deemed given when received (answerback confirmed in the case of telexes and receipt confirmed in the case of telecopies). Bank may, but shall not be required to, take any action on the basis of any notice given to it by telephone, but Company shall promptly confirm such notice in writing or by telex or facsimile, and such notice will not be deemed to have been received until such confirmation is deemed received in accordance with the provisions of this Section set forth above. If such telephonic notice conflicts with any such confirmation, the terms of such telephonic notice shall control.

To Company:
2700 Oak Industrial Dr., NE
Grand Rapids, Michigan 49505
Attention: Leslie J. Cummings
Fax No. (616) 459-3467

To Bank:
99 Monroe N.W., Suite 1000
Grand Rapids, Michigan 49503
Attention: Bryce E. Tallant Fax No. (616) 776-7885

11.6	This Agreement and the Notes have been delivered at Detroit, Michigan, and shall be governed by and construed and enforced in accordance with the laws of the State of Michigan. Whenever possible each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.

11.7	No amendments or waiver of any provisions of this Agreement nor consent to any departure by Company therefrom shall in any event be effective unless the same shall be in writing and signed by the Bank, and then such amendment, waiver or consent shall be effective only in the specific instance and for the specific purpose for which given. No amendment, waiver or consent with respect to any provision of this Agreement shall affect any other provision of this Agreement.

11.8	All sums payable by Company to Bank under this Agreement or the other documents contemplated hereby shall be paid directly to Bank at its principal office set forth in Section 11.5 hereof in immediately available United States funds, without set off, deduction or counterclaim. In its sole discretion, Bank may charge any and all deposit or other accounts (including without limit an account evidenced by a certificate of deposit) of Company with Bank for all or a part of any Indebtedness then due; provided, however, that this authorization shall not affect Company’s obligation to pay, when due, any Indebtedness whether or not account balances are sufficient to pay amounts due.

11.9	Any payment of the Indebtedness made by mail will be deemed tendered and received only upon actual receipt by Bank at the address designated for such payment, whether or not Bank has authorized payment by mail or any other manner, and shall not be deemed to have been made in a timely manner unless received on the date due for such payment, time being of the essence. Company expressly assumes all risks of loss or liability resulting from non-delivery or delay of delivery of any item of payment transmitted by mail or in any other manner. Acceptance by Bank of any payment in an amount less than the amount then due shall be deemed an acceptance on account only, and the failure to pay the entire amount then due shall be and continue to be an Event of Default, and at any time thereafter and until the entire amount then due has been paid, Bank shall be entitled to exercise any and all rights conferred upon it herein upon the occurrence of an Event of Default. Upon the occurrence and during the continuance of an Event of Default, Company waives the right to direct the application of any and all payments at any time or times hereafter received by Bank from or on behalf of Company. Upon the occurrence and during the continuance of an Event of Default, Company agrees that Bank shall have the continuing exclusive right to apply and to reapply any and all payments received at any time or times hereafter against the Indebtedness in such manner as Bank may deem advisable, notwithstanding any entry by Bank upon any of its books and records. Company expressly agrees that to the extent that Bank receives any payment or benefit and such payment or benefit, or any part thereof, is subsequently invalidated, declared to be fraudulent or preferential, set aside or is required to be repaid to a trustee, receiver, or any other party under any bankruptcy act, state or federal law, common law or equitable cause, then to the extent of such payment or benefit, the Indebtedness or part thereof intended to be satisfied shall be revived and continued in full force and effect as if such payment or benefit had not been made and, further, any such repayment by Bank, to the extent that Bank did not directly receive a corresponding cash payment, shall be added to and be additional Indebtedness payable upon demand by Bank.

11.10	In the event Company’s obligation to pay interest on the principal balance of the Note is or becomes in excess of the maximum interest rate which Company is permitted by law to contract or agree to pay, giving due consideration to the execution date of this Agreement, then, in that event, the rate of interest applicable shall be deemed to be immediately reduced to such maximum rate and all previous payments in excess of such maximum rate shall be deemed to have been payments in reduction of principal and not of interest.

11.11	COMPANY AND BANK ACKNOWLEDGE THAT THE RIGHT TO TRIAL BY JURY IS A CONSTITUTIONAL ONE, BUT THAT IT MAY BE WAIVED. EACH PARTY, AFTER CONSULTING (OR HAVING HAD THE OPPORTUNITY TO CONSULT) WITH COUNSEL OF THEIR CHOICE, KNOWINGLY AND VOLUNTARILY, AND FOR THEIR MUTUAL BENEFIT WAIVES ANY RIGHT TO TRIAL BY JURY IN THE EVENT OF LITIGATION REGARDING THE PERFORMANCE OR ENFORCEMENT OF, OR IN ANY WAY RELATED TO, THIS AGREEMENT OR THE INDEBTEDNESS.

11.12	This Agreement shall become effective upon the execution hereof by Bank and Company.

        WITNESS the due execution hereof as of the day and year first above written.

COMERICA BANK By:________________________________ Its: Vice President	KNAPE & VOGT MANUFACTURING COMPANY By:________________________________ Its:_________________________________

SCHEDULE 1.1

Applicable Margin
(Expressed in basis points)

Adjusted Total Debt to EBITDA Ratio	Prime	Eurodollar	Unused Fee	Level
›2.0 to 1.0	25	125	20	1
<2.0 to 1.0 and ›1.75 to 1.0	0	95	17.5	2
<1.75 to 1.0 and ›1.50 to 1.0	0	85	15	3
<1.50 to 1.0 and ›1.25 to 1.0	-25	75	12.5	4
<1.25 to 1.0 and ›1.0 to 1.0	-50	65	12.5	5
<1.0 to 1.0	-75	60	12.5	6

EXHIBIT “A”

REQUEST FOR ADVANCE

        Pursuant to the Credit Agreement dated as of August 28, 2003, (herein called “Agreement”), the undersigned hereby requests COMERICA BANK to make a(an) __________1 Advance to the undersigned on ____________, ____, in the amount of ________________________DOLLARS, ($________) under the Revolving Credit Note dated August 28, 2003, issued by the undersigned to said Bank (herein called “Note”). The Interest Period for the requested Advance, if applicable, shall be ___________2. The last day of the Interest Period for the amounts being converted or refunded hereunder, if applicable, is ________, ___.

        The undersigned certifies that no event has occurred or condition exists which constitutes, or with the passage of time and/or giving of notice would constitute, a default under the Agreement or the Note, and none will exist upon the making of the Advance requested hereunder. The undersigned further certifies that upon advancing the sum requested hereunder, the aggregate principal amount outstanding under the Note will not exceed the face amount thereof or any advance formula applicable to Advances under such Note. If the amount advanced to the undersigned under the Note shall at any time exceed the face amount thereof or any Advance formula applicable to Advances under such Note, the undersigned will pay such excess amount on demand.

        The undersigned hereby authorizes said Bank to disburse the proceeds of this Request for Advance by crediting the account of the undersigned with Bank separately designated by the undersigned or as the undersigned may otherwise direct, unless this Request for Advance is being submitted for a conversion or refunding, in which case it shall refund or convert that portion stated above of the existing outstandings under the Note.

      Dated this ___day of ___________, _____.

KNAPE &VOGT MANUFACTURING COMPANY By:_________________________________ Its:_________________________________

_______________________

i Insert, as applicable, "Eurodollar-based", or "Prime-based".

ii For a Eurodollar-based Advance insert, as applicable, "one month", "two months", "three months", "four months", "five months", "six months", "nine months", or "twelve months".

EXHIBIT “B”

REVOLVING CREDIT NOTE

$35,000,000	Detroit, Michigan August 28, 2003

        On or before the Revolving Credit Maturity Date FOR VALUE RECEIVED, Knape & Vogt Manufacturing Company, a Michigan corporation, (herein called “Company”) promises to pay to the order of COMERICA BANK, a Michigan banking corporation (herein called “Bank”) at its Main Office at 500 Woodward Avenue, Detroit, Michigan, in lawful money of the United States of America the indebtedness or so much of the sum of Thirty Five Million Dollars ($35,000,000) as may from time to time have been advanced and then be outstanding hereunder pursuant to the Credit Agreement dated as of August 28, 2003, made by and between Company and Bank (as the same may be amended or modified from time to time, herein called “Agreement”), together with interest thereon as hereinafter set forth.

        Each of the Advances hereunder shall bear interest at the Applicable Interest Rate from time to time applicable thereto under the Agreement or as otherwise determined thereunder, and interest shall be computed, assessed and payable as set forth in the Agreement.

        This Note is a note under which advances, repayments and readvances may be made from time to time, subject to the terms and conditions of the Agreement. This Note evidences borrowing under, is subject to, is secured in accordance with, and may be matured under, the terms of the Agreement, to which reference is hereby made. As additional security for this Note, Company grants Bank a lien on all property and assets including deposits and other credits of the Company, at any time in possession or control of or owing by Bank for any purpose.

        Company hereby waives presentment for payment, demand, protest and notice of dishonor and nonpayment of this Note and agrees that no obligation hereunder shall be discharged by reason of any extension, indulgence, or forbearance granted by any holder of this Note to any party now or hereafter liable hereon. Any transferees of, or endorser, guarantor or surety paying this Note in full shall succeed to all rights of Bank, and Bank shall be under no further responsibility for the exercise thereof or the loan evidenced hereby. Nothing herein shall limit any right granted Bank by other instrument or by law.

        All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Agreement.

KNAPE &VOGT MANUFACTURING COMPANY By:_________________________________ Its:_________________________________

SCHEDULE 6.5

ERISA PLANS

SCHEDULE 6.9

SUBSIDIARIES

SCHEDULE 6.10

NONCOMPLIANCE WITH LAWS; LITIGATION;
JUDGMENTS; ENVIRONMENTAL LICENSES

SCHEDULE 8.4

OTHER PERMITTED ENCUMBRANCES

SCHEDULE 8.11

OTHER PERMITTED DEBT

EXHIBIT 31.1

I, William R. Dutmers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Knape & Vogt Manufacturing Company;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Date: October 24, 2003	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

EXHIBIT 31.2

I, Leslie J. Cummings, certify that:

1.	I have reviewed this quarterlyl report on Form 10-Q of Knape & Vogt Manufacturing Company;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Date: October 24, 2003	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer

EXHIBIT 32.1

I, William R. Dutmers, Chairman of the Board and Chief Executive Officer of Knape & Vogt Manufacturing Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the three months ended September 27, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the three months ended September 27, 2003 fairly presents, in all material respects, the financial condition and results of operations of Knape & Vogt Manufacturing Company.

Date: October 24, 2003	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

EXHIBIT 32.2

I, Leslie J. Cummings, Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the three months ended September 27, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the three months ended September 27, 2003 fairly presents, in all material respects, the financial condition and results of operations of Knape & Vogt Manufacturing Company.

Date: October 24, 2003	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer