Form 10-Q
period 2003-12-27
KNAPE & VOGT MANUFACTURING CO
filed 2004-01-21
CIK 56362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 27, 2003

OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________________To ____________________

Commission File Number 0-01859

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

YES             NO     X

As of January 16, 2004, Knape & Vogt Manufacturing Company had 2,325,379 shares of Common Stock outstanding and 2,190,970 shares of Class B Common Stock outstanding.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

INDEX

	Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
--December 27, 2003 and June 28, 2003	2

Condensed Consolidated Statements of Income
--Six Months and Three Months Ended December 27, 2003 and December 28, 2002	3

Condensed Consolidated Statement of Stockholders' Equity
--Six Months Ended December 27, 2003	4

Condensed Consolidated Statements of Cash Flows
--Six Months and Three Months Ended December 27, 2003 and December 28, 2002	5

Notes to Condensed Consolidated Financial Statements	6-	10

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	11	-14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 6. Exhibits and Reports on Form 8-K	17	-18

SIGNATURES	19

EXHIBIT INDEX	20

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) Dec. 27, 2003	June 28, 2003

Assets

Current assets
Cash	$4,583,171	$3,846,611
Accounts receivable - net	16,862,223	16,820,600
Inventories	21,218,846	18,979,056
Prepaid expenses and other current assets	1,507,187	731,751

Total current assets	44,171,427	40,378,018

Property, plant and equipment	83,712,883	83,660,365
Less accumulated depreciation	52,505,983	49,671,256

Net property, plant and equipment	31,206,900	33,989,109

Goodwill	4,772,837	4,772,837
Prepaid pension cost	12,299,906	12,503,491
Other assets	650,417	705,374

	$93,101,487	$92,348,829

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,266,032	$10,746,892
Other accrued liabilities	9,402,480	9,173,857

Total current liabilities	20,668,512	19,920,749

Long-term debt and capital leases	24,046,310	24,052,605
Deferred income taxes and other long-term liabilities	13,399,120	13,613,613

Total liabilities	58,113,942	57,586,967

Stockholders’ Equity
Common stock (Common - 2,324,379 and 2,293,433 shares issued and outstanding, Class B common - 2,191,970 and 2,222,202 shares
issued and outstanding)	9,032,698	9,031,270
Preferred stock-unissued	-	-
Additional paid-in capital	7,544,749	7,538,684
Unearned stock grant	(94,500)	(94,500)
Accumulated other comprehensive loss	(2,444,214)	(2,974,989)
Retained earnings	20,948,812	21,261,397

Total stockholders’ equity	34,987,545	34,761,862

	$93,101,487	$92,348,829

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Six Months Ended		For the Three Months Ended

	Dec. 27, 2003	Dec. 28, 2002	Dec. 27, 2003	Dec. 28, 2002

Net sales	$70,623,673	$61,218,080	$34,498,436	$30,219,890

Cost of sales	56,143,077	47,583,496	27,182,375	23,639,237

Gross profit	14,480,596	13,634,584	7,316,061	6,580,653

Selling and administrative expenses	11,962,694	11,071,891	6,062,245	4,921,448

Severance	-	271,325	-	-

Operating income	2,517,902	2,291,368	1,253,816	1,659,205

Interest and other expenses, net	839,627	636,815	446,698	317,769

Income before income taxes	1,678,275	1,654,553	807,118	1,341,436

Income taxes	566,497	607,862	365,214	489,708

Net income	$1,111,778	$1,046,691	$441,904	$851,728

Basic and diluted earnings per share	$0.25	$0.23	$0.10	$0.19

Weighted average shares outstanding	4,516,137	4,517,472	4,516,349	4,517,480

Cash dividend - common stock	$.33	$.33	$.165	$.165

Cash dividend - Class B common stock	$.30	$.30	$.15	$.15

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 (Unaudited)

	Common stock	Additional paid-in capital	Unearned stock grant	Accummulated other comprehensive loss	Retained earnings	Total

Balance, June 28, 2003	$9,031,270	$7,538,684	$(94,500)	$(2,974,989)	21,261,397	$34,761,862

Comprehensive income
Net income	-	-	-	-	1,111,778	1,111,778
Foreign currency translation adjustment	-	-	-	135,248	-
Gain on derivative instrument	-	-	-	395,527	-

Other comprehensive income	-	-	-	530,775	-	530,775

Comprehensive income						1,642,553

Cash dividends	-	-	-	-	(1,424,363)	(1,424,363)
Restricted stock issued	1,428	6,065	-	-	-	7,493

Balance, December 27, 2003	$9,032,698	$7,544,749	$(94,500)	$(2,444,214)	$20,948,812	$34,987,545

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended

	Dec. 27, 2003	Dec. 28, 2002

Operating Activities:
Net income	$1,111,778	$1,046,691
Non-cash items:
Depreciation and amortization	3,278,015	3,552,611
Deferred income taxes	205,319	265,000
Prepaid pension cost	203,585	52,234
Other long-term liabilities, net	(30,801)	15,448
Severance	-	271,325
Loss (gain) on disposal of fixed assets	(4,349)	87,615
Changes in operating assets and liabilities:
Accounts receivable	69,089	2,486,180
Inventories	(2,239,790)	(728,134)
Other current assets	(774,469)	354,174
Accounts payable and accrued expenses	1,013,613	(3,238,818)

Net cash provided by operating activities	2,831,990	4,164,326

Investing Activities:
Additions to property, plant and equipment	(764,415)	(1,634,228)
Proceeds from sales of property, plant and equipment	800	243,527
Other	(21,962)	(21,411)

Net cash used for investing activities	(785,577)	(1,412,112)

Financing Activities:
Dividends paid	(1,424,363)	(1,423,152)
Repurchase and retirement of common stock	-	(5,934)
Payments on long-term debt and capital leases	(6,295)	-

Net cash used for financing activities	(1,430,658)	(1,429,086)

Effect of Exchange Rate Changes on Cash	120,805	(80,276)

Net Increase in Cash and Equivalents	736,560	1,242,852

Cash and equivalents, beginning of year	3,846,611	5,430,543

Cash and equivalents, end of period	$4,583,171	$6,673,395

Cash Paid During the Period - interest	$768,199	$710,862
- income taxes	160,936	-

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared reflecting all adjustments, which are, in the opinion of management, necessary for a fair presentation of the statements of financial position, results of operations and cash flows and consist of only normal recurring adjustments. Interim results are not necessarily indicative of the results for the year-end and are subject to year-end adjustments, and audit by independent public auditors. The condensed consolidated financial statements and notes should be read in conjunction with the Company’s 2003 annual report.

The Company utilizes a 52- or 53-week fiscal year, which ends on the Saturday nearest the end of June. The fiscal year ended June 28, 2003 contained 52 weeks, while the fiscal year ending July 3, 2004 will contain 53 weeks. Both six-month periods ended on December 27, 2003 and December 28, 2002 contained 26 weeks.

Certain prior year information has been reclassified to conform to the current year presentation.

Note 2 – New Accounting Standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. This statement had no material effect on the financial statements.

In December 2003, the FASB revised SFAS No. 132 “Employers’ Disclosure about Pension and Other Post Retirement Benefits”. This statement requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The provisions of this statement regarding interim disclosures will be effective for the Company in the quarter ended March 27, 2004. The year-end provisions of this statement will be effective for the Company for the year ended July 3, 2004. Management expects this statement will impact the Company’s interim and year-end disclosures related to its defined benefit pension plans.

Note 3 – Derivative Instrument

The Company uses an interest rate swap agreement to modify a portion of the variable rate revolving line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement is designated as a hedge, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Amounts currently due to or from interest-rate-swap-counter parties are recorded in interest expense in the period in which they accrue. The derivative was recognized as a liability on the balance sheet at its fair value of $1,947,453 at December 27, 2003 and $2,554,980 at June 28, 2003.

Note 4 — Common Stock and Per Share Information

The Company has 6,000,000 shares of common stock and 4,000,000 shares of Class B common stock authorized. All of the stock is $2 par/share.

The following are the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the periods presented:

	For the six months ended		For the three months ended

	Dec. 27, 2003	Dec. 28, 2002	Dec. 27, 2003	Dec. 28, 2002

Numerators:
Numerator for both basic and
diluted EPS, net income	$ 1,111,778	$ 1,046,691	$ 441,904	$ 851,728

Denominators:
Denominator for both basic and
diluted EPS,weighted-average
common shares outstanding	4,516,137	4,517,472	4,516,349	4,517,480

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

	Dec. 27, 2003	Dec. 28, 2002

Exercise Price
$13.64	6,050	13,396
$14.09	7,700	9,900
$16.74	6,054	7,870
$18.18	5,500	7,150
$18.41	130,240	130,240
$18.48	206,183	-
$26.54	-	61,413

Note 5 — Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

	Dec. 27, 2003	June 28, 2003

Finished products	$16,365,199	$13,918,677
Work in process	1,718,419	1,746,149
Raw materials	3,135,228	3,314,230

Total	$21,218,846	$18,979,056

Note 6 – Warranty Disclosure

The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	For the Six Months Ended		For the Three Months Ended

	Dec. 27, 2003	Dec. 28, 2002	Dec. 27, 2003	Dec. 28, 2002

Accrued warranty costs at beginning of period	$ 275,195	$ 234,615	$ 275,001	$ 234,615
Payments made for warranty costs	(103,181)	(64,434)	(44,317)	(25,054)
Accrual for product warranty	104,391	64,903	45,721	25,523

Accrued warranty costs at end of period	$ 276,405	$ 235,084	$ 276,405	$ 235,084

Note 7 — Comprehensive Income

Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholders’ equity.

Comprehensive income and its components consist of the following:

	For the Six Months Ended		For the Three Months Ended

	Dec. 27, 2003	Dec. 28, 2002	Dec. 27, 2003	Dec. 28, 2002

Net income	$ 1,111,778	$ 1,046,691	$ 441,904	$ 851,728
Other comprehensive income:
Foreign currency translation adjustment	135,248	(83,627)	138,785	12,186
Gain (loss) on derivative instrument	395,527	(598,264)	165,834	(39,093)
Minimum SERP liability adjustment	-	913	-	(127)

Comprehensive income	$ 1,642,553	$ 365,713	$ 746,523	$ 824,694

Other comprehensive income (loss) related to the interest rate swap agreement consisted of the following components:

	For the Six Months Ended				For the Three Months Ended

	Dec. 27, 2003		Dec. 28, 2002		Dec. 27, 2003		Dec. 28, 2002

	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax

Change in fair value of interest rate swap	$1,113,311	$724,287	$(471,587)	$(307,274)	$509,784	$331,551	$169,438	$109,452

Settlement to interest expense	(505,784)	(328,760)	(447,677)	(290,990)	(254,950)	(165,717)	(228,531)	(148,545)

Other comprehensive income (loss)	$607,527	$395,527	$(919,264)	$(598,264)	$254,834	$165,834	$(59,093)	$(39,093)

Note 8 – Segment Information

The following table presents information about the results of operations for each of the Company’s reportable segments for the six months and three months ended December 27, 2003 and December 28, 2002, respectively.

For the Three Months Ended:	Office Products	Home and Commercial Products	Corporate and Other	Consolidated Total

Dec. 27, 2003:
Net sales to external customers	$ 22,735,791	$47,887,882	$ -	$70,623,673
Income tax expense (benefit)	(873,361)	2,447,397	(1,007,539)	566,497
Net income (loss)	(1,485,923)	3,946,240	(1,348,539)	1,111,778
Total assets	12,641,876	26,335,650	54,123,961	93,101,487
Goodwill	4,250,936	521,901	-	4,772,837
Depreciation and amortization	111,682	51,295	3,115,038	3,278,015
Capital expenditures	159,872	133,685	470,858	764,415

Dec. 28, 2002:
Net sales to external customers	18,583,259	42,634,821	-	61,218,080
Income tax expense (benefit)	383,907	2,440,683	(2,216,728)	607,862
Net income (loss)	680,263	4,076,732	(3,710,304)	1,046,691
Goodwill	4,250,936	521,901	-	4,772,837

For the Six Months Ended:	Office Products	Home and Commercial Products	Corporate and Other	Consolidated Total

Dec. 27, 2003:
Net sales to external customers	$ 10,854,914	$23,643,522	$ -	$34,498,436
Income tax expense (benefit)	(373,636)	1,165,553	(426,703)	365,214
Net income (loss)	(613,407)	1,846,942	(791,631)	441,904
Total assets	12,641,876	26,335,650	54,123,961	93,101,487
Goodwill	4,250,936	521,901	-	4,772,837
Depreciation and amortization	87,247	23,455	1,536,547	1,647,249
Capital expenditures	107,161	133,685	83,082	323,928

Dec. 28, 2002:
Net sales to external customers	9,031,546	21,188,344	-	30,219,890
Income tax expense (benefit)	381,366	1,290,069	(1,181,727)	489,708
Net income (loss)	677,689	2,107,668	(1,933,629)	851,728
Goodwill	4,250,936	521,901	-	4,772,837

During the second quarter of fiscal 2004, management developed a further breakdown of the channel results that comprise the Home & Commercial Products and Office Products divisions. Management has limited its review of the channels to net sales to external customers and operating profit before administrative costs as shown below. Due to the complexity in obtaining this information for prior years, restatement of prior year results by channel is impracticable.

	OFFICE PRODUCTS
	For the Six Months Ended				For the Three Months Ended

December 27, 2003:	OEM	Dealer	Un-allocated	Total	OEM	Dealer	Un-allocated	Total

Net sales to external customers	$18,058,331	$4,677,460	$ -	$22,735,791	$8,635,062	$2,219,852	$ -	$10,854,914
Operating profit before administrative costs, other expenses and income taxes	(2,374,270)	599,144	-	(1,775,126)	(1,004,272)	316,220	-	(688,052)
Administrative costs, other expenses and income taxes	-	-	(289,203)	(289,203)	-	-	(74,645)	(74,645)
Net income (loss)	-	-	-	$(1,485,923)	-	-	-	$(613,407)

	HOME AND COMMERCIAL
	For the Six Months Ended				For the Three Months Ended

Net sales to external customers	$15,944,412	$31,943,470	$ -	$47,887,882	$7,777,722	$15,865,800	$ -	$23,643,522
Operating profit before administrative costs, other expenses and income taxes	609,704	6,446,695	-	7,056,399	414,358	2,937,681	-	3,352,039
Administrative costs, other expenses and income taxes	-	-	3,110,159	3,110,159	-	-	1,505,097	1,505,097
Net income (loss)	-	-	-	$3,946,240	-	-	-	$1,846,942

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

The Company was sued in the Kent County, Michigan Circuit Court in 1997 by a former employee seeking additional benefits under an executive retirement plan. The Circuit Court ruled in favor of the plaintiff, but in June 2002, the Circuit Court was reversed on the Company’s appeal to the Michigan Court of Appeals. The plaintiff filed a delayed request for leave to appeal to the Michigan Supreme Court. In August 2002, the plaintiff filed a lawsuit seeking these retirement benefits in the Federal District Court for the Western District of Michigan. During the fourth quarter of fiscal 2003, the plaintiff’s request for leave to appeal to the Michigan Supreme Court was denied. The Company moved to dismiss the federal litigation based on the statute of limitations. In September 2003, the Federal District Court dismissed the litigation. In October 2003, the plaintiff filed an appeal to the Sixth Circuit Court of Appeals stating that the statute of limitations should not have applied to this case. Management believes that this case will not have a material adverse affect on the Company’s earnings.

The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of business.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this section include forward-looking statements involving risks and uncertainties. When used in this document, the words “believes,” “expects,” “anticipates,” “goal,” “think,” “forecast,” “project,” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning future revenue, net income growth, cash flows and capital expenditures. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report.

RESULTS OF OPERATIONS

Net Sales

Net sales for the second quarter of fiscal 2004 were $34.5 million compared to $30.2 million for the same period in the prior year. Net sales for the first six months of fiscal 2004 were $70.6 million, compared to $61.2 million in the prior year.

During the second quarter of fiscal 2004, the Home and Commercial division had net sales of $23.6 million compared to $21.2 million in the second quarter of fiscal 2003. Net sales for the first six months of fiscal 2004 were $47.9 million compared to $42.6 million for the same period in the prior year. Year to date through December 27, 2003, the division posted sales growth in all of the markets that it serves. New products, including the Shelf Made™ Instant Shelves, the new line of display ledges and the 4X4 Pocket Door™ heavy-duty precision drawer slides, assisted in expanding sales to existing customers and adding new customers. In addition, the Company continued to expand value-added programs such as its vendor-managed inventory capability.

The Office Products division had net sales of $10.9 million for the second quarter of fiscal 2004, compared to $9.0 million for the same period in the prior year. Net sales for the first six months of fiscal 2004 were $22.7 million compared to $18.6 million for the same period in the prior year. Business and Institutional Furniture Manufacturers’ Association (BIFMA) results for the period from July through November 2003, showed both flat shipments and orders when compared to the same period in the prior year. The Office Products division, however, increased its sales, during the six-month period and the quarter ended December 27, 2003, to both the original equipment manufacturer channel and the dealer channel. New products, including precision drawer slides specifically designed for individual customers and the new heavy-duty 8800™ precision slide with the patented interlock system, provided the opportunities to grow sales and gain market share. Further, the Company introduced during the second quarter of fiscal 2004 to introduce its new line of height adjustable tables to both channels.

In total, the Company had new product sales of $4.4 million in the second quarter of fiscal 2004 compared to $2.5 million in the second quarter of fiscal 2003. New product sales for the first six months of fiscal 2004 increased to $9.8 million from $5.2 million in the same period of fiscal 2003.

Gross Profit

Gross profit, as a percentage of net sales, was 21.2% for the second quarter and 20.5% for the first six months of fiscal 2004 compared to 21.8% and 22.3%, respectively, for the same periods in the prior year. During the second quarter, the Company began shipping new products to both consumer and distribution accounts. As part of the new commitments with these customers, the Company had to pay certain incentives to assist in the product conversion process. These payments reduced margins by approximately 1.0% in the second quarter. In addition, the Company recorded additional obsolescence reserves for certain slow moving products that reduced margins by .8% in the second quarter of fiscal 2004. These items were partially offset during the second quarter of fiscal 2004 by the Company’s ability to better leverage its fixed overhead costs as a result of the increased sales volumes. The decline in gross profit for the six month period primarily reflected promotional incentives offered to new customers and to launch new products.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating Expenses

Selling and administrative expenses, as a percentage of net sales, were 17.6% for the second quarter and 16.9% for the first six months of fiscal 2004 compared to 16.3% and 18.1% for the same periods in the prior year. During the second quarter of fiscal 2003, the Company recognized a pre-tax gain of $0.8 million due to the successful resolution of certain legal matters.

Excluding the unusual gain in fiscal 2003, the decrease in selling and administrative expense, as a percentage of sales, reflects the fact that the Company has been successful in its ability to leverage the fixed portion of its selling and administrative expenses, while growing sales. The Company remains committed to investing in both its sales force and the launch of its new products. Investments are being made in those products and markets where it believes that such investments will generate future growth.

Interest and Other Expenses, net

Interest expense was $400,007 for the quarter and $789,938 for the six months ended December 27, 2003, compared to $360,822 and $718,260, respectively, for the same periods in the prior year. The increase reflects the higher level of borrowings outstanding under the Company’s revolving credit facility.

Other expense was $46,691 for the quarter and $49,689 for the six months ended December 27, 2003, compared to other income of $43,053 and $81,445, respectively, for the same periods in the prior year. The expense in the current year resulted from exchange rate losses recorded on certain Canadian sales.

Income Taxes

The effective tax rate was 45.2% for the second quarter of fiscal 2004 and 33.8% for the six months ended December 27, 2003 compared to 36.5% and 36.7%, respectively, for the same periods in the prior year. The effective rate for the second quarter of fiscal 2004 was unfavorably impacted by certain foreign tax obligations. This was offset for the six-month period by the review and subsequent adjustment of certain deferred tax valuation reserves that were deemed to no longer be necessary. The effective tax rate is anticipated to be between 37% and 38% for the remainder of the fiscal year.

Net Income

Net income for the second quarter of fiscal 2004 was $441,904 or $0.10 per diluted share compared to $851,728, or $0.19 per diluted share for the same quarter of last year. Net income of $1.1 million, or $0.25 per diluted share was recorded for the first six months of fiscal 2004, compared to $1.0 million, or $0.23 per diluted share in the prior year. The net income for the second quarter of fiscal 2003 reflected the gain of approximately $0.5 million, or $0.12 per diluted share recognized as a result of resolving certain legal matters. Excluding this unusual item, net income improvement in fiscal 2004 reflects higher sales volumes, combined with the ability to leverage certain fixed selling and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities for the first six months of fiscal 2004 was $2.8 million compared to $4.2 million for the first six months of fiscal 2003. The Company has invested over $2.0 million in inventory during the first six months of fiscal 2004 to support the launch of certain new products. Following the initial launch period, management will work to reduce this level of cash invested in inventory.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash used for investing activities was $785,577 for the first six months of fiscal 2004, compared to $1.4 million used in the same period in the prior year. Capital expenditures totaled $764,415 for the six months ended December 27, 2003, compared to $1.6 million for the six months of the prior year. The capital expenditures for the six months of fiscal 2004 represented investments in tooling for new products, including certain new custom precision slides. There were no significant capital expenditure commitments at December 27, 2003. Capital expenditures for the fiscal year are anticipated to be approximately $3 million.

Cash used in financing activities was $1.4 million for the six months periods ended December 27, 2003 and December 28, 2002.

Anticipated cash flows from operations and available balances on the revolving credit line are expected to be adequate to fund working capital, capital expenditures, stock repurchases and dividend payments.

The following table summarizes long-term obligations as of December 27, 2003.

	Payments due by period

	Total	Less than 1 year	1-3 years		4-5 years

Long-term debt	$24,000,000	$-	$24,000,000	$

Capital lease	67,954	16,988	33,977		16,989
Operating leases	144,551	92,483	51,677		391
Purchase obligations	353,026	353,026	-		-

Total contractual cash obligations	$24,565,531	$462,497	$24,085,654		$17,380

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

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company was sued in the Kent County, Michigan Circuit Court in 1997 by a former employee seeking additional benefits under an executive retirement plan. The Circuit Court ruled in favor of the plaintiff, but in June 2002, the Circuit Court was reversed on the Company’s appeal to the Michigan Court of Appeals. The plaintiff filed a delayed request for leave to appeal to the Michigan Supreme Court. In August 2002, the plaintiff filed a lawsuit seeking these retirement benefits in the Federal District Court for the Western District of Michigan. During the fourth quarter of fiscal 2003, the plaintiff’s request for leave to appeal to the Michigan Supreme Court was denied. The Company moved to dismiss the federal litigation based on the statute of limitations. In September 2003, the Federal District Court dismissed the litigation. In October 2003, the plaintiff filed an appeal to the Sixth Circuit Court of Appeals stating that the statute of limitations should not have applied to this case. Management believes that this case will not have a material adverse affect on the Company’s earnings.

The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of business.

New Accounting Standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. This statement had no material effect on the financial statements.

In December 2003, the FASB revised SFAS No. 132 “Employers’ Disclosure about Pension and Other Post Retirement Benefits”. This statement requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The provisions of this statement regarding interim disclosures will be effective for the Company in the quarter ended March 27, 2004. The year-end provisions of this statement will be effective for the Company for the year ended July 3, 2004. Management expects this statement will impact the Company’s interim and year-end disclosures related to its defined benefit pension plans.

Critical Accounting Policies

This discussion and analysis of the Company’s financial condition and results of its operations is based upon its consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts. On an ongoing basis, management evaluates the estimates, including those related to bad debts, inventories, long-lived assets, income taxes, self-insurance reserves, retirement benefits and contingencies and litigation. Management bases the estimates on historical experience and on various other assumptions and factors that they believe to be reasonable under the circumstances. Based on management’s ongoing review, adjustments are made that are considered appropriate under the facts and circumstances. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in the 2003 Annual Report on Form 10-K.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, which include changes in the Canadian dollar foreign currency exchange rate as measured against the U.S. dollar and changes in U.S. interest rates. The Company holds a derivative instrument in the form of an interest rate swap, which is viewed as a risk management tool and is not used for trading or speculative purposes. The intent of the interest rate swap is to effectively fix the interest rate on part of the borrowings under the Company’s variable rate revolving credit agreement. The derivative was recognized as a liability on the balance sheet at its fair value of $1,947,453 at December 27, 2003 and $2,554,980 at June 28, 2003.

The following table provides information on the Company’s fixed maturity investments as of December 27, 2003 that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Liability	Amount	Maturity Date
Variable rate revolving credit
agreement	$24,000,000	November 1, 2006
First $20,000,000 at an interest rate
of 1.1781% (3 month LIBOR)
plus weighted average
credit spread of .95%;
Next $4,000,000 at an interest rate of
1.17% (1 month LIBOR)
plus weighted average
credit spread of .95%;
Amounts in excess of $24,000,000
at the prime rate, currently
4.0%

Interest Rate Swap
Notional amount	$20,000,000	June 1, 2006
Pay/Receive variable
at 3 month LIBOR - 1.17313%
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

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and the Vice President of Finance, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

(b) Changes in Internal Controls
During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

        The Company was sued in the Kent County, Michigan Circuit Court in 1997 by a former employee seeking additional benefits under an executive retirement plan. The Circuit Court ruled in favor of the plaintiff, but in June 2002, the Circuit Court was reversed on the Company’s appeal to the Michigan Court of Appeals. The plaintiff filed a delayed request for leave to appeal to the Michigan Supreme Court. In August 2002, the plaintiff filed a lawsuit seeking these retirement benefits in the Federal District Court for the Western District of Michigan. During the fourth quarter of fiscal 2003, the plaintiff’s request for leave to appeal to the Michigan Supreme Court was denied. The Company moved to dismiss the federal litigation based on the statute of limitations. In September 2003, the Federal District Court dismissed the litigation. In October 2003, the plaintiff filed an appeal to the Sixth Circuit Court of Appeals stating that the statute of limitations should not have applied to this case. Management believes that this case will not have a material adverse affect on the Company’s earnings.

        The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Knape & Vogt Manufacturing Company’s Annual Meeting of Shareholders was held on October 17, 2003.

(b)

Proxies were distributed by Knape & Vogt Manufacturing Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no opposition to management’s nominees as listed in the proxy statement and all nominees were elected.

The vote on the nominees was:
	For	Withheld
John E. Fallon (1)(2)	15,503,075	821,305
Gregory Lambert (1)(3)	1,836,182	162,891

(1) Term expires in 2006.
(2) Elected by vote of holders of Common stock and Class B Common stock voting as a class.
(3) Elected by vote of holders of Common stock voting as a class.

Members of the Board of Directors whose terms have not yet expired are Thomas A. Hilborn, Robert J. Knape and Christopher Norman, terms expiring in 2004 and William R. Dutmers, Richard S. Knape and Michael J. Kregor, terms expiring in 2005.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certificate of the Chairman and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION
(Continued)

31.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chairman and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K Knape & Vogt furnished the following Form 8-K during the quarter ended December 27, 2003.

Date of Report	Filing Date	Items Reported

October 23, 2003	October 23, 2003	Under Item 9, this Form 8-K included a press release that reported Knape & Vogt’s financial results for the fiscal quarter that ended on September 27, 2003.

The press release included summary consolidated financial data for the fiscal quarters ended September 27, 2003 and September 28, 2002. The press release also contained balance sheet information as of September 27, 2003 and June 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knape & Vogt Manufacturing Company (Registrant)

Date: January 21, 2004	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

Date: January 21, 2004	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chairman and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

EXHIBIT 31.1

I, William R. Dutmers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Knape & Vogt Manufacturing Company;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Date: January 21, 2004	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

EXHIBIT 31.2

I, Leslie J. Cummings, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Knape & Vogt Manufacturing Company;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Date: January 21, 2004	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer

EXHIBIT 32.1

I, William R. Dutmers, Chairman of the Board and Chief Executive Officer of Knape & Vogt Manufacturing Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the three months ended December 27, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the three months ended December 27, 2003 fairly presents, in all material respects, the financial condition and results of operations of Knape & Vogt Manufacturing Company.

Date: January 21, 2004	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

EXHIBIT 32.2

I, Leslie J. Cummings, Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the three months ended December 27, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the three months ended December 27, 2003 fairly presents, in all material respects, the financial condition and results of operations of Knape & Vogt Manufacturing Company.

Date: January 21, 2004	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer