Form 10-Q
period 2004-03-27
KNAPE & VOGT MANUFACTURING CO
filed 2004-04-26
CIK 56362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 27, 2004

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

YES [ X ] NO [___]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [___] NO [ X ]

        As of April 20, 2004, Knape & Vogt Manufacturing Company had 2,331,860 shares of Common Stock outstanding and 2,184,489 shares of Class B Common Stock outstanding.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
--March 27, 2004 and June 28, 2003	2

Condensed Consolidated Statements of Income
--Nine Months and Three Months Ended March 27, 2004 and March 29, 2003	3

Condensed Consolidated Statement of Stockholders' Equity
--Nine Months Ended March 27, 2004	4

Condensed Consolidated Statements of Cash Flows
--Nine Months and Three Months Ended March 27, 2004 and March 29, 2003	5

Notes to Condensed Consolidated Financial Statements	6-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 6. Exhibits and Reports on Form 8-K	18-19

SIGNATURES	20

EXHIBIT INDEX	21

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 27, 2004	June 28, 2003

Assets
Current assets
Cash	$4,457,963	$3,846,611
Accounts receivable - net	20,619,473	16,820,600
Inventories	21,411,431	18,979,056
Prepaid expenses and other current assets	1,348,544	731,751

Total current assets	47,837,411	40,378,018

Property, plant and equipment	83,925,474	83,660,365
Less accumulated depreciation	54,044,003	49,671,256

Net property, plant and equipment	29,881,471	33,989,109

Goodwill	4,772,837	4,772,837
Prepaid pension cost	12,198,114	12,503,491
Other assets	647,359	705,374

	$95,337,192	$92,348,829

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$11,273,728	$10,746,892
Other accrued liabilities	10,261,283	9,173,857

Total current liabilities	21,535,011	19,920,749
Long-term debt and capital leases	25,043,078	24,052,605
Deferred income taxes and other long-term liabilities	13,385,753	13,613,613

Total liabilities	59,963,842	57,586,967

Stockholders' Equity
Common stock (Common - 2,330,027 and 2,293,433 shares
issued and outstanding, Class B common - 2,186,322 and
2,222,202 shares issued and outstanding)	9,032,698	9,031,270
Preferred stock -unissued	-	-
Additional paid-in capital	7,544,749	7,538,684
Unearned stock grant	(94,500)	(94,500)
Accumulated other comprehensive loss	(2,484,357)	(2,974,989)
Retained earnings	21,374,760	21,261,397

Total stockholders' equity	35,373,350	34,761,862

	$95,337,192	$92,348,829

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003

Net sales	$107,215,636	$93,005,553	$36,859,638	$31,956,451

Cost of sales	85,055,330	72,928,282	28,912,254	25,344,793

Gross profit	22,160,306	20,077,271	7,947,384	6,611,658

Selling and administrative expenses	17,438,067	17,191,998	5,743,051	6,289,079

Severance	--	271,325	--	--

Operating income	4,722,239	2,613,948	2,204,333	322,579

Interest and other expenses, net	1,216,043	955,324	376,416	318,509

Income before income taxes	3,506,196	1,658,624	1,827,917	4,070

Income taxes	1,256,073	216,544	689,576	(391,317

Net income	$2,250,123	$1,442,080	$1,138,341	$395,387

Basic and diluted earnings per share	$0.50	$0.32	$0.25	$0.09

Weighted average shares outstanding	4,516,208	4,517,063	4,516,349	4,516,244

Cash dividend - common stock	$.495	$.495	$.165	$.165

Cash dividend - Class B common stock	$.45	$.45	$.15	$.15

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock	Additional paid-in capital	Unearned stock grant	Accumulated other comprehensive loss	Retained earnings	Total

Balance, June 28, 2003	$9,031,270	$7,538,684	$(94,500)	$(2,974,989)	$21,261,397	$34,761,862

Comprehensive income
Net income	--	--	--	--	2,250,123	2,250,123
Foreign currency translation adjustment	--	--	--	92,435	--
Gain on derivative instrument	--	--	--	398,197	--

Other comprehensive income	--	--	--	490,632	--	490,632

Comprehensive income						2,740,755

Cash dividends	--	--	--	--	(2,136,760)	(2,136,760)
Restricted stock issued	1,428	6,065	--	--	--	7,493

Balance, March 27, 2004	$9,032,698	$7,544,749	$(94,500)	$(2,484,357)	$21,374,760	$35,373,350

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 27, 2004	March 29, 2003

Operating Activities:
Net income	$2,250,123	$1,442,080
Non-cash items:
Depreciation and amortization	4,857,429	5,016,707
Deferred income taxes	210,268	47,000
Change in retirement plans cost	258,765	85,632
Severance	-	103,769
Loss (gain) on disposal of fixed assets	(3,758)	103,720
Changes in operating assets and liabilities:
Accounts receivable	(3,756,822)	(159,105)
Inventories	(2,432,375)	(3,368,060)
Other current assets	(616,235)	(123,668)
Accounts payable and accrued expenses	1,841,461	939,256

Net cash provided by operating activities	2,608,856	4,087,331

Investing Activities:
Additions to property, plant and equipment	(959,030)	(2,763,875)
Proceeds from sales of property, plant and equipment	53,975	243,527
Other	(24,676)	(33,123)

Net cash used for investing activities	(929,731)	(2,553,471)

Financing Activities:
Dividends paid	(2,136,760)	(2,135,573)
Repurchase and retirement of common stock	-	(23,949)
Borrowings on long-term debt	1,000,000	-
Payments on capital leases	(9,527)	(3,013)

Net cash used for financing activities	(1,146,287)	(2,162,535)

Effect of Exchange Rate Changes on Cash	78,514	78,462

Net Increase/(Decrease) in Cash and Equivalents	611,352	(550,213)

Cash and equivalents, beginning of year	3,846,611	5,430,543

Cash and equivalents, end of period	$4,457,963	$4,880,330

Cash Paid During the Period - interest	$1,165,998	$1,080,612
- income taxes	200,000	200,000

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

The Company utilizes a 52- or 53-week fiscal year, which ends on the Saturday nearest the end of June. The fiscal year ended June 28, 2003 contained 52 weeks, while the fiscal year ending July 3, 2004 will contain 53 weeks. Both nine-month periods ended on March 27, 2004 and March 29, 2003 contained 39 weeks.

Revenue Recognition

The Company records revenue when title to the product and risk of ownership passes to the buyer. Sales are shown net of returns, discounts and any other form of sales incentive, including cooperative advertising and rebates. In certain circumstances, the Company does provide buyback programs and markdown allowances to its customers. These amounts are fixed at the start of the contract period with the customer and accounted for in accordance with Statement of Position No. 93-7, “Reporting on Advertising Costs” and Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. The cost of these programs are either expensed at the time of the initial shipment of the goods or are expensed on a prorated basis over the sales of the contract, if the Company has a written commitment from the customer.

Certain prior year information has been reclassified to conform to the current year presentation.

Note 2 – New Accounting Standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. This statement had no material effect on the financial statements.

Note 3 – Derivative Instrument

The Company uses an interest rate swap agreement to modify a portion of the variable rate revolving line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement is designated as a hedge, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Amounts currently due to or from interest-rate-swap-counter parties are recorded in interest expense in the period in which they accrue. The derivative, notional amount $20,000,000, was recognized as a liability on the balance sheet at its fair value of $1,942,783 at March 27, 2004 and $2,554,980 at June 28, 2003.

Note 4 — Common Stock and Per Share Information

The Company has 6,000,000 shares of common stock and 4,000,000 shares of Class B common stock authorized. All of the stock is $2 par/share.

The following are the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the periods presented:

	For the nine months ended		For the three months ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003

Numerators:
Numerator for both basic and
diluted EPS, net income	$2,250,123	$1,442,080	$1,138,341	$395,387

Denominators:
Denominator for both basic and
diluted EPS,weighted-average
common shares outstanding	4,516,208	4,517,063	4,516,349	4,516,244

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

		March 27, 2004	March 29, 2003

Exercise Price
	$13.64	6,050	7,150
	$14.09	7,700	8,800
	$16.74	-	7,265
	$18.18	5,500	6,600
	$18.41	130,240	130,240
	$18.48	206,183	-
	$26.54	-	61,413

Note 5 — Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

	March 27, 2004	June 28, 2003

Finished products	$13,558,514	$10,309184
Consignment inventory	2,866,202	3,610,427
Work in process	1,829,366	1,745,812
Raw materials	3,157,349	3,313,633

Total	$21,411,431	$18,979,056

Note 6 – Warranty Disclosure

The Company provides a limited lifetime warranty on most products sold. Depending on the product, the lifetime warranty is generally defined in a range of three to fifteen years. The Company does not sell or otherwise issue warranties or warranty extensions as stand alone products. The warranty issues replacement of the product as the resolution for any warranty claims. Reserves have been established for the various costs associated with the Company’s warranty program. General warranty reserves are based on historical claims experience and other currently available information and are periodically adjusted for business levels and other factors. Specific reserves are established if an issue is identified with the amounts for such reserves based on the estimated cost to correct the problem. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	For the Nine Months Ended		For the Three Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003

Accrued warranty costs at beginning of period	$275,195	$234,615	$276,405	$235,084
Payments made for warranty costs	(153,177)	(115,293)	(49,996)	(50,859)
Accrual for product warranty	154,025	148,756	49,634	83,853

Accrued warranty costs at end of period	$276,043	$268,078	$276,043	$268,078

Note 7 — Comprehensive Income

Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholders’ equity.

Comprehensive income and its components consist of the following:

	For the Nine Months Ended		For the Three Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003

Net income	$2,250,123	$1,442,080	$1,138,341	$395,387
Other comprehensive income:
Foreign currency translation adjustment	92,435	89,864	(42,813)	173,491
Gain (loss) on derivative instrument	398,197	(554,853)	2,670	43,411
Minimum SERP liability adjustment	--	(818)	--	(1,731)

Comprehensive income	$2,740,755	$976,273	$1,098,198	$610,558

Other comprehensive income (loss) related to the interest rate swap agreement consisted of the following components:

	For the Nine Months Ended				For the Three Months Ended
	March 27, 2004		March 29, 2003		March 27, 2003		March 29, 2003

	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax

Change in fair value of interest rate swap	$1,372,714	$892,534	$(162,510)	$(105,632)	$259,403	$168,612	$309,077	$200,900
Settlement to interest expense	(760,517)	(494,336)	(690,343)	(449,221)	(254,733)	(165,942)	(242,666)	(157,489)

Other comprehensive income (loss)	$612,197	$398,197	$(852,853)	$(554,853)	$4,670	$2,670	$66,411	$43,411

Note 8 — Retirement Plans

In December 2003, the FASB revised SFAS No. 132 “Employers’ Disclosure about Pension and Other Post Retirement Benefits”. This statement requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The provisions of this statement regarding interim disclosures have been adopted and are disclosed below for the quarter ended March 27, 2004. The year-end provisions of this statement will be effective for the Company for the year ended July 3, 2004.

The Company has several noncontributory defined benefit pension plans that provide benefits based on the participants’ years of service. The Company also has a nonqualified supplemental retirement program for designated officers of the Company, which includes death and disability benefits. The postretirement health-care plan covers substantially all employees. The plan is unfunded and contributory.

Components of Net Periodic Benefit Costs:

For the three months ended:

	Pension Benefits		SERP Benefits		Postretirement Health-Care Benefits

	Mar. 27, 2004	Mar. 29, 2003	Mar. 27, 2004	Mar. 29, 2003	Mar. 27, 2004	Mar. 29, 2003

Service cost	$122,929	$87,158	$1,743	$462	$22,137	$16,109
Interest cost	275,210	277,819	48,794	47,860	31,499	33,902
Expected return on plan assets	(442,168)	(390,359)	-	-	-	-
Amortization of prior service cost	34,240	34,240	(2,667)	(2,667)	(55,495)	(55,495)
Amortization of net (gain)/loss	134,674	34,754	38,293	33,636	57,906	54,310

Net periodic pension cost	$124,885	$43,612	$86,163	$79,291	$56,047	$48,826

For the nine months ended:

	Pension Benefits		SERP Benefits		Postretirement Health-Care Benefits

	Mar. 27, 2004	Mar. 29, 2003	Mar. 27, 2004	Mar. 29, 2003	Mar. 27, 2004	Mar. 29, 2003

Service cost	$368,786	$261,474	$5,229	$1,386	$66,410	$48,327
Interest cost	825,629	833,458	146,381	143,580	94,498	101,706
Expected return on plan assets	(1,326,505)	(1,171,076)	-	-	-	-
Amortization of prior service cost	102,720	102,720	(8,002)	(8,002)	(166,485)	(166,485)
Amortization of net (gain)/loss	404,021	104,262	114,880	100,908	173,717	162,931

Net periodic pension cost	$374,651	$130,838	$258,488	$237,872	$168,140	$146,479

Employer Contributions

The Company has contributed $171,906 for the quarter and $515,088 for the nine months ended March 27, 2004 to fund its retirement plans compared to $182,245 and $473,086, respectively for the same periods in the prior year. The Company anticipates contributing approximately an additional $160,000 to fund its retirement plans in fiscal 2004 for an estimated total of $633,000.

Note 9 – Segment Information

The Company is segregated into two operating divisions. The Office Products division sells precision drawer slides and ergonomic products to office furniture original equipment manufacturers (“OEMs”) and office furniture dealers. The Home and Commercial division designs and sells home organization accessories along with builders’ hardware for consumers and the woodworking trade. The following table presents information about the results of operations for each of the Company’s divisions for the nine months and three months ended March 27, 2004 and March 29, 2003 respectively. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, only those measures prepared on an ongoing basis and reviewed by the chief operating decision maker are disclosed.

For the Nine Months Ended:	Office Products	Home and Commercial Products	Other	Consolidated Total

March 27, 2004:
Net sales to external customers	$32,811,260	$74,404,376	$-	$107,215,636
Income tax expense (benefit)	(1,174,894)	3,803,626	(1,372,659)	1,256,073
Net income (loss)	(1,987,494)	6,160,034	(1,922,417)	2,250,123

March 29, 2003:
Net sales to external customers	$26,634,762	$66,370,791	-	93,005,553
Income tax expense (benefit)	264,689	3,537,521	(3,585,666)	216,544
Net income (loss)	441,546	6,027,783	(5,027,249)	1,442,080

For the Nine Months Ended:	Office Products	Home and Commercial Products	Other	Consolidated Total

March 27, 2004:
Net sales to external customers	$10,104,389	$26,755,249	$-	$36,859,638
Income tax expense (benefit)	(301,533)	1,356,229	(365,120)	689,576
Net income (loss)	(501,573)	2,213,796	(573,882)	1,138,341

March 29, 2003:
Net sales to external customers	8,116,406	23,840,045	-	31,956,451
Income tax expense (benefit)	(119,219)	1,096,838	(1,368,936)	(391,317)
Net income (loss)	(215,288)	1,927,624	(1,316,949)	395,387

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

The Office Products division was segregated into two market channels: OEM and dealer. The OEM market channel represents sales of precision drawer slides, hardware and ergonomic products made to office furniture manufacturers. The dealer market channel represents sales of ergonomic products made to independent office furniture dealers. These dealers purchase product from office furniture manufacturers and resell the furniture along with design and installation services to the end customer.

	OFFICE PRODUCTS
	For the Nine Months Ended				For the Three Months Ended

March 27, 2004:	OEM	Dealer	Unallocated	Total	OEM	Dealer	Unallocated	Total

Net sales to external customers	$26,142,410	$6,668,850	$-	$32,811,260	$8,112,999	$1,991,390	$-	$10,104,389
Operating profit before administrative costs, other expenses and income taxes	(3,213,060)	911,212	-	(2,301,848)	(838,790)	312,068	-	(526,722)
Administrative costs, other expenses and income taxes		-	(314,354)	(314,354)	-	-	(25,149)	(25,149)
Net income (loss)	-	-	-	(1,987,494)	-	-	-	(501,573)

The Home & Commercial division was segregated into two market channels: consumer and distribution/other. The consumer market channel represents sales of a majority of the Company’s product lines to retailers. The distribution/other market channel represents the sales of many of the Company’s product lines to kitchen and bath OEM manufacturers and full line woodworking distributors.

	HOME AND COMMERCIAL
	For the Nine Months Ended				For the Three Months Ended

March 27, 2004:	Consumer	Distribution and Other	Unallocated	Total	Consumer	Distribution and Other	Unallocated	Total

Net sales to external customers	$24,810,135	$49,594,244	$-	$74,404,376	$9,102,479	$17,652,770	$-	$26,755,249
Operating profit before administrative costs, other expenses and income taxes	$1,263,409	9,693,219	-	10,956,628	653,705	3,246,524	-	3,900,229
Administrative costs, other expenses and income taxes	-	-	4,796,594	4,796,594	-	-	1,686,433	1,686,433
Net income (loss)	-	-	-	6,160,034	-	-	-	2,213,796

Note 10 – Revolving Line of Credit Agreement

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

Note 11 – Legal Contingencies

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

Management believes that any liability resulting from this case will not have a material adverse affect on the Company’s earnings.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the third quarter of fiscal 2004 were $36.9 million compared to $32.0 million for the same period in the prior year. Net sales for the first nine months of fiscal 2004 were $107.2 million, compared to $93.0 million in the prior year.

During the third quarter of fiscal 2004, the Home and Commercial division had net sales of $26.8 million compared to $23.8 million in the third quarter of fiscal 2003. Net sales for the first nine months of fiscal 2004 were $74.4 million compared to $66.4 million for the same period in the prior year. Year to date through March 27, 2004, the division posted sales growth in all of the markets that it serves. New products, including the Shelf Made™ Instant Shelves, the new line of display ledges and the 4X4 Pocket Door™ heavy-duty precision drawer slides, assisted in expanding sales to existing customers. During the third quarter of fiscal 2004, the Company introduced a line of garage organization products and obtained the business of a new major retailer. The Company has also seen growth in the distribution market where it made significant investments in the prior fiscal year.

The Office Products division had net sales of $10.1 million for the third quarter of fiscal 2004, compared to $8.1 million for the same period in the prior year. Net sales for the first nine months of fiscal 2004 were $32.8 million compared to $26.6 million for the same period in the prior year. Business and Institutional Furniture Manufacturers’ Association (BIFMA) results for the period from July through February 2004, showed both flat shipments and nominal growth in orders when compared to the same period in the prior year. The Office Products division, however, increased its sales, during the nine-month period and the quarter ended March 27, 2004, to both the original equipment manufacturer channel and the dealer channel. New products, including precision drawer slides specifically designed for individual customers and the new heavy-duty 8800™ precision slide with the patented interlock system, provided the opportunities to grow sales and gain market share. The Company also introduced a new line of height adjustable tables to both markets during the fiscal year.

In total, the Company had new product sales of $5.4 million in the third quarter of fiscal 2004 compared to $3.0 million in the third quarter of fiscal 2003. New product sales for the first nine months of fiscal 2004 increased to $15.2 million from $8.1 million in the same period of fiscal 2003.

Gross Profit

Gross profit, as a percentage of net sales, was 21.6% for the third quarter and 20.7% for the first nine months of fiscal 2004 compared to 20.7% and 21.6%, respectively, for the same periods in the prior year. The improvement in gross profit during the third quarter of fiscal 2004 reflects the Company’s ability to better leverage fixed overhead costs as a result of the increased sales volumes. The decrease from the prior year for the nine-month period primarily reflects promotional incentives offered to new customers and to launch new products. These promotional incentives accounted for a decrease of 1.1% for the nine-month period. The Company expenses these items at the initial shipment of product to the customer or prorata based on sales volumes over the contract period, if the Company has firm written purchase commitments from the customers.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

During the third quarter of fiscal 2004, the Company began to realize increased costs to procure steel for production of many of its products. The increased steel costs resulted in the Company paying approximately $250,000 more for raw steel during the quarter than it would have if the steel prices had remained stable. The uncertainty in the steel market makes it difficult for management to predict whether steel prices will continue to rise. Management has been able to quantify that a 5% increase in raw steel results in approximately 2.5% decrease in the Company’s gross margin, providing the Company is unable to pass these increased raw material costs onto its customers.

The Company began to improve the profitability of its sales to the OEMs in the Office Products division during the third quarter of fiscal 2004. Management anticipates that profitability in this channel will gradually improve as it continues to reduce costs through outsourcing opportunities, as considered appropriate, and introduces more new products into this channel.

Operating Expenses

Selling and administrative expenses, as a percentage of net sales, were 15.6% for the third quarter and 16.3% for the first nine months of fiscal 2004 compared to 19.7% and 18.8% for the same periods in the prior year. The prior year results reflected additional marketing to reintroduce its line of kitchen and bath accessories under the Real Solutions for Real Life™ logo and investments in selling efforts to the distribution channel.

The nine-month results for the prior year included a pre-tax gain of $0.8 million due to the successful resolution of certain legal matters. The decrease in selling and administrative expense, as a percentage of sales, reflects the fact that the Company has been successful in its ability to leverage the fixed portion of its selling and administrative expenses, while growing sales. While the Company remains committed to investing in both its sales force and the launch of its new products, it has not incurred the level of targeted selling costs recognized in the prior year. Ongoing investments are being made in those products and markets where it believes that such investments will generate future growth.

Interest and Other Expenses, net

Interest expense was $412,760 for the quarter and $1,202,698 for the nine months ended March 27, 2004, compared to $364,657 and $1,082,917, respectively, for the same periods in the prior year. The increase reflects the higher level of borrowings outstanding under the Company’s revolving credit facility.

Other income was $36,344 for the quarter and other expense was $13,345 for the nine months ended March 27, 2004, compared to other income of $46,148 and $127,593, respectively, for the same periods in the prior year. The other income in the third quarter of fiscal 2004 and both of the periods in the prior year reflects royalty payments received on certain patent settlements. The other expense shown for the nine months ended March 27, 2004 resulted from exchange rate losses recorded on certain Canadian sales.

Income Taxes

The effective tax rate was 37.7% for the third quarter of fiscal 2004 and 35.8% for the nine months ended March 27, 2004. The effective rate for the first nine months of fiscal 2004 benefited from the review and subsequent adjustment of certain deferred tax valuation reserves that were deemed to no longer be necessary. The effective tax rate is anticipated to be between 37% and 38% for the remainder of the fiscal year.

The results for the prior year third quarter included a tax benefit recorded in connection with amended income tax returns due to a change in the federal tax law that allowed the Company to utilize a portion of its capital loss from fiscal 1999 that had been previously disallowed. Excluding the impact of the amended return, the effective tax rates for the quarter and the nine months ended March 29, 2003 were 37.6%.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Net Income

Net income for the third quarter of fiscal 2004 was $1.1 million or $0.25 per diluted share compared to $395,387, or $0.09 per diluted share for the same quarter of last year. Net income of $2.3 million, or $0.50 per diluted share was recorded for the first nine months of fiscal 2004, compared to $1.4 million, or $0.32 per diluted share in the prior year. Net income improvement in fiscal 2004 reflects higher sales volumes, combined with the ability to leverage certain fixed selling and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities for the first nine months of fiscal 2004 was $2.6 million compared to $4.1 million for the first nine months of fiscal 2003. The Company has invested over $2.4 million in inventory during the first nine months of fiscal 2004 to support the launch of certain new products. Following the initial launch period, management will work to reduce this level of cash invested in inventory. In addition, the increased sales volume has resulted in a $3.8 million increase in accounts receivable as of March 27, 2004.

Cash used for investing activities was $929,731 for the first nine months of fiscal 2004, compared to $2.6 million used in the same period in the prior year. Capital expenditures totaled $959,030 for the nine months ended March 27, 2004, compared to $2.7 million for the first nine months of the prior year. The capital expenditures for the nine months of fiscal 2004 represented investments in tooling for new products, including certain new custom precision slides. There were no significant capital expenditure commitments at March 27, 2004. Capital expenditures for the fiscal year are anticipated to be approximately $1.5 million.

Cash used in financing activities was $1.1 million for the first nine months of fiscal 2004 compared to $2.2 million for the same period in the prior year. The additional borrowings on the revolving line of credit of $1.0 million were utilized to fund the increased working capital requirements.

Anticipated cash flows from operations and available balances on the revolving credit line are expected to be adequate to fund working capital, capital expenditures, stock repurchases and dividend payments.

The following table summarizes long-term obligations as of March 27, 2004.

	Payments due by period

	Total	Less than 1 year	1-3 years	4-5 years

Long-term debt	$25,000,000	-	$25,000,000	$-
Capital lease	63,707	16,988	33,977	12,742
Operating leases	101,293	62,096	29,197	-
Interest rate swap agreement	1,942,783	1,250,000	692,783	-
Purchase obligations	217,813	217,813	-	-

Total contractual cash obligations	$27,325,596	$1,546,897	$25,765,957	$12,742

In addition, the Company is a party to certain other agreements that contractually and unconditionally commit it to pay certain amounts in the future. While we believe it is probable that amounts will be spent in the future under such contracts, the amount and/or the timing of such future payments will vary depending on certain provisions of the applicable contract. The agreements to which the Company is a party that fall into this category include certain royalty agreements under which it pays a royalty based on the sales volume of certain products that it manufactures and sells.

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

The Company was sued in the Kent County, Michigan Circuit Court in 1997 by a former employee seeking additional benefits under an executive retirement plan. The Circuit Court ruled in favor of the plaintiff, but in June 2002, the Circuit Court was reversed on the Company’s appeal to the Michigan Court of Appeals. The plaintiff filed a delayed request for leave to appeal to the Michigan Supreme Court. In August 2002, the plaintiff filed a lawsuit seeking these retirement benefits in the Federal District Court for the Western District of Michigan. During the fourth quarter of fiscal 2003, the plaintiff’s request for leave to appeal to the Michigan Supreme Court was denied. The Company moved to dismiss the federal litigation based on the statute of limitations. In September 2003, the Federal District Court dismissed the litigation. In October 2003, the plaintiff filed an appeal to the Sixth Circuit Court of Appeals stating that the statute of limitations should not have applied to this case. Management believes that any liability resulting from this case will not have a material adverse affect on the Company’s earnings.

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

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, which include changes in the Canadian dollar foreign currency exchange rate as measured against the U.S. dollar and changes in U.S. interest rates. The Company holds a derivative instrument in the form of an interest rate swap, which is viewed as a risk management tool and is not used for trading or speculative purposes. The intent of the interest rate swap is to effectively fix the interest rate on part of the borrowings under the Company’s variable rate revolving credit agreement. The derivative was recognized as a liability on the balance sheet at its fair value of $1,942,783 at March 27, 2004 and $2,554,980 at June 28, 2003.

The following table provides information on the Company’s fixed maturity investments as of March 27, 2004 that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Liability
Variable rate revolving credit
agreement
First $20,000,000 at an interest rate
of 1.12% (3 month LIBOR)
plus weighted average
credit spread of .95%;
Next $5,000,000 at an interest rate of
1.10% (1 month LIBOR)
plus weighted average
credit spread of .95%;
Amounts in excess of $25,000,000
at the prime rate, currently
4.0%

Interest Rate Swap
Notional amount
Pay/Receive variable
at 3 month LIBOR - 1.12%
Pay fixed interest rate - 6.25%	Amount $25,000,0000 $20,000,000	Maturity Date November 1, 2006 June 1, 2006

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

        The Company was sued in the Kent County, Michigan Circuit Court in 1997 by a former employee seeking additional benefits under an executive retirement plan. The Circuit Court ruled in favor of the plaintiff, but in June 2002, the Circuit Court was reversed on the Company’s appeal to the Michigan Court of Appeals. The plaintiff filed a delayed request for leave to appeal to the Michigan Supreme Court. In August 2002, the plaintiff filed a lawsuit seeking these retirement benefits in the Federal District Court for the Western District of Michigan. During the fourth quarter of fiscal 2003, the plaintiff’s request for leave to appeal to the Michigan Supreme Court was denied. The Company moved to dismiss the federal litigation based on the statute of limitations. In September 2003, the Federal District Court dismissed the litigation. In October 2003, the plaintiff filed an appeal to the Sixth Circuit Court of Appeals stating that the statute of limitations should not have applied to this case. Management believes that any liability resulting from this case will not have a material adverse affect on the Company’s earnings.

        The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of business.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certificate of the Chairman and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Knape & Vogt furnished the following Form 8-K during the quarter ended March 27, 2004.

Date of Report January 12, 2004	Filing Date January 12, 2004	Items Reported

Under Item 9, this Form 8-K included a press release
that reported Knape & Vogt’s financial results for the fiscal quarter that ended on December 27, 2003.

The press release included summary consolidated financial data for the fiscal quarters ended December 27, 2003 and December 28, 2002. The press release also contained balance sheet information as of December 27, 2003 and June 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knape & Vogt Manufacturing Company (Registrant)

Date: April 26, 2004	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

Date: April 26, 2004	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chairman and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

EXHIBIT 31.1

I, William R. Dutmers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Knape & Vogt Manufacturing Company;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Date: April 26, 2004	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

EXHIBIT 31.2

I, Leslie J. Cummings, certify that:

1.	I have reviewed this quarterlyl report on Form 10-Q of Knape & Vogt Manufacturing Company;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Date: April 26, 2004	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer

EXHIBIT 32.1

I, William R. Dutmers, Chairman of the Board and Chief Executive Officer of Knape & Vogt Manufacturing Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the three months ended March 27, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the three months ended March 27, 2004 fairly presents, in all material respects, the financial condition and results of operations of Knape & Vogt Manufacturing Company.

Date: April 26, 2004	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

EXHIBIT 32.2

I, Leslie J. Cummings, Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(2)	the Quarterly Report on Form 10-Q for the three months ended March 27, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the three months ended March 27, 2004 fairly presents, in all material respects, the financial condition and results of operations of Knape & Vogt Manufacturing Company.

Date: April 26, 2004	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer