Form 10-K
period 2004-07-03
KNAPE & VOGT MANUFACTURING CO
filed 2004-08-30
CIK 56362

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 3, 2004 or
[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 000-01859

KNAPE & VOGT MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

Michigan	38-0722920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 Oak Industrial Drive, N.E., Grand Rapids, MI 49505
(Address of principal executive offices) (Zip Code)

(616) 459-3311
(Registrant’s telephone number, including area code)

Securities registered pursuant to 12(b) of the Act:

Title of each class	Name of each exchage on which registered

None	None

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, par value $2.00 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes____ No  X

The aggregate market value of voting stock held by nonaffiliates of the registrant was $53,970,371 as of December 27, 2003.

Number of shares outstanding of each class of common stock as of August 27, 2004: 2,339,617 shares of Common Stock, par value $2.00 per share, and 2,177,488 shares of Class B Common Stock, par value $2.00 per share.

Documents incorporated by reference. Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on October 15, 2004, are incorporated by reference into Part III of this Report.

PART I

ITEM 1 — BUSINESS

Item 1(a) — General Development of Business

        The Company is engaged primarily in the design, manufacture, and marketing of functional hardware, storage-related components and ergonomic products that serve the consumer, contract builder, hardware, and original equipment manufacturer (“OEM”) markets. The Company was incorporated in Michigan in 1906, reorganized in Delaware in 1961, and reorganized in Michigan in 1985. Unless otherwise noted or indicated by the context, the term “Company” includes Knape & Vogt Manufacturing Company, its predecessors and its subsidiaries.

Item 1(b) — Financial Information About Industry Segments

        During the fourth quarter of fiscal 2004, management further defined the business divisions into market channels and began making business decisions and reviewing financial information by market channel rather than by the previous Office Products and Home & Commercial Products divisions.

        The Office Products division was segregated into two market channels: OEM and dealer. The OEM market channel sells precision drawer slides, hardware and ergonomic products to original equipment office furniture manufacturers and in fiscal 2004 accounted for approximately 25% of consolidated net sales. The dealer market channel sells ergonomic products to independent office furniture dealers and in fiscal 2004 accounted for approximately 6% of consolidated net sales. These dealers purchase product from office furniture manufacturers and resell the furniture along with design and installation services to the end customer. These markets sell the KV® brand of hardware including drawer slides. Drawer slides include precision, Euro-style and utility slides. Precision drawer slides use ball bearings, while Euro-style and utility drawer slides use rollers. In addition, these two markets also sell the idea@WORK™ brand of ergonomic products. The ergonomic products include adjustable keyboard trays, gel wrist rests, floating mousepads, flat-screen monitor arms, office lights, height adjustable tables and organization tools.

        These markets develop, market, and distribute primarily in the United States and Canada. They compete with several large producers of ergonomic support systems and precision drawer slides, and many smaller domestic and foreign manufacturers that compete primarily on the basis of product quality, features, and price.

        The Home & Commercial Products division was segregated into two market channels: consumer and distribution/other. The consumer market channel sells a majority of the Company’s product lines to retailers and in fiscal 2004 accounted for approximately 26% of consolidated net sales. The distribution/other market channel sells many of the Company’s product lines to kitchen and bath OEM manufacturers and full line woodworking distributors and in fiscal 2004 accounted for approximately 43% of consolidated net sales. These markets sell the KV brand of products that include a complete line of decorative and wall-attached shelving systems, builders’ hardware and drawer slides. In addition, these markets also sell the Real Solutions for Real Life™ brand of kitchen and bath storage products.

        These markets develop, market and distribute primarily in the United States and Canada. The markets are highly competitive. The Company competes primarily on the basis of product design, product quality, price, on-time delivery, and customer service. The precision slide market consists of one large manufacturer, a number of smaller domestic manufacturers, and an increasing number of foreign manufacturers that compete primarily on the basis of product quality and price.

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

        The Company primarily employs a direct sales force that calls on most of the customers in the consumer, distribution and OEM markets, while most of the office furniture dealers are served through independent sales representatives.

        New Product and Capital Spending Information. Management believes that capital spending in fiscal 2005 will be approximately $4.0 million. The fiscal 2005 spending will reflect investments made primarily to bring new products and product enhancements to the Company’s customers.

        Sources and Availability of Raw Materials. Most of the Company’s storage products are produced primarily from steel or wood. Historically, the Company has not experienced difficulty in obtaining these raw materials and does not anticipate any difficulty in the future, as the raw materials used are not unique.

        During the last half of fiscal 2004, the Company began to realize increased steel costs for the domestic production of many of its products. The uncertainty in the steel market makes it difficult for management to predict whether steel prices will continue to rise. This issue is more fully addressed in the Management, Discussion and Analysis section of this report.

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

        Importance of Limited Number of Customers. The Company sells to the consumer, OEM and specialty distributor markets, as well as direct sales to the dealer network. The consumer market is comprised of a broad base of retail outlets. The specialty distributor market is more concentrated with fewer customers and is more closely tied to the construction industry. The OEM market is comprised of sales to kitchen and bath cabinet manufacturers and sales to the office furniture industry. The dealer network is also closely tied to the office furniture industry. The Company estimates that at present it has over 1,500 active customers with approximately 30,000 outlets, of which the five largest customers account for approximately 29% of gross sales and only the Company’s largest customer accounts for approximately 12% of gross sales.

        Backlog of Orders. As of July 3, 2004, the Company’s backlog of unfilled orders was $4.5 million. At June 28, 2003, the Company’s backlog totaled $4.0 million. It is expected that substantially all the orders forming the backlog at July 3, 2004, will be filled during the current fiscal year. Accordingly, the amount of the backlog at any particular time is not necessarily indicative of the level of net sales for a particular succeeding period.

        Government Contracts. While the Company does have two contracts with the General Services Administration (“GSA”) for certain of its ergonomic products, the sales volume under these contracts does not result in a significant risk if the government were to terminate these contracts. These contracts contain standard price reduction provisions.

        Competition. All aspects of the Company’s business are highly competitive. Competition is based upon price, service and quality. In the various markets served by the Company, it competes with a number of manufacturers that have significantly greater resources and sales, including several conglomerate corporations, and with numerous smaller companies. While the Company is not aware of any reliable statistics that are available to enable the Company to accurately determine its relative position in the industry, either overall or with respect to any particular product or market, the Company believes that it is one of the three leading manufacturers of drawer slides in North America.

        Research, Design and Development. Research, design and development efforts represent one of the Company’s core strengths. Through research, the Company seeks to define and clarify customer needs and problems and to design innovative products, which solve these customer needs and problems. Approximately $2,166,000 was spent in fiscal 2004 in the development of new products and in the improvement of existing products; approximately $2,031,000 was spent in fiscal 2003 and $1,977,000 in fiscal 2002 for the same purposes. In addition, royalties paid to designers of the Company’s products are variable based on sales volumes and are not included in research and development costs.

        Environmental Matters. The Company does not believe, based on current facts known to management, that existing environmental laws and regulations have had or will have any material effects upon the capital expenditures, earnings, or competitive position of the Company.

        Employees. The Company considers one of its major competitive strengths to be its human resources. There have been no work stoppages or labor disputes in the Company’s history, and its relations with its employees are considered good. At July 3, 2004, the Company employed 806 persons. None of the Company’s employees are represented by collective bargaining agents. In addition to its employee work force, the Company uses purchased labor to meet uneven demand in its manufacturing operations.

Item 1(d) — Information About Foreign Operations

        The Company’s Canadian operations accounted for approximately 8% of consolidated net sales. Approximately 3% of consolidated net sales were derived from export shipments from the Company’s United States operations to customers in other foreign countries. The Company does not know of any particular risks attendant thereto, except that fluctuating exchange rates between the United States and Canadian currencies and other factors beyond the control of the Company, such as tariff and foreign economic policies, may affect future results of such business. Reference is made to Note 13 of the Notes to the Company’s Consolidated Financial Statements contained herein for the fiscal year ended July 3, 2004, for a presentation of additional information concerning the Company’s foreign operations.

ITEM 2 — PROPERTIES

        The Company owned or leased the following offices and manufacturing facilities as of July 3, 2004:

Location	Description	Interest

Grand Rapids, Michigan	Executive offices and manufacturing facilities;	Owned
444,000 sq. ft. on 41 acres.

Muncie, Indiana	Manufacturing facilities and office;	Owned
98,000 sq. ft. on 12 acres.

Mississauga, Ontario	Office; 1,900 sq. ft.	Leased

Chicago, Illinois	Showroom; 3,000 sq. ft.	Leased

        The facilities indicated as owned, are owned in fee by the Company and are subject to no material encumbrances. The Company believes that its facilities are generally adequate for its operations and are maintained in a state of good repair. The Company believes it is in compliance with all applicable state and federal air and water pollution control laws. During the five years ended July 3, 2004, the Company spent approximately $27,000,000 for expansion, modernization and improvements of its facilities and equipment.

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

        The Company was sued in the Kent County, Michigan Circuit Court in 1997 by a former employee seeking additional benefits under an executive retirement plan. The Circuit Court ruled in favor of the plaintiff, but in June 2002, the Circuit Court was reversed on the Company’s appeal to the Michigan Court of Appeals. A delayed request for leave to appeal to the Michigan Supreme Court which the plaintiff filed was denied during the fourth quarter of fiscal 2003. In August 2002, the plaintiff filed a lawsuit seeking these retirement benefits in the Federal District Court for the Western District of Michigan. The Company moved to dismiss the federal litigation based on the statute of limitations. In September 2003, the Federal District Court dismissed the litigation. In October 2003, the plaintiff appealed the dismissal to the Sixth Circuit Court of Appeals. That appeal is pending. Management believes that any liability resulting from this case will not have a material adverse affect on the Company’s earnings.

The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of business.

In the opinion of management, based on the information presently known and taking into account established accruals of approximately $455,000 at July 3, 2004, the ultimate liability for these matters will not have a material adverse effect on the Company’s financial position or the results of its operations.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 3, 2004.

ADDITIONAL ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company, at July 3, 2004, were as follows:

Name	Age	Positions and Offices Held	Year First Elected an Executive Officer

William R. Dutmers	48	Chairman of the Board of Directors and Chief Executive Officer	1998
Leslie J. Cummings	39	Vice President of Finance and Treasurer	2000
J. Scott Royal-Ferris	49	Vice President of Business Development-Consumer	2002
Raymond N. Watson	51	President of Operations	2002

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

    Mr. Royal-Ferris was named Vice President of Business Development-Consumer in October 2002. Mr. Royal-Ferris joined the Company in 2001 as the Director of Business Development – Consumer. Before joining the Company, Mr. Royal –Ferris had been self-employed from September 2000 to July 2001. Prior to that, he served as the Vice President of Sales/Marketing for Keystone Manufacturing from April 2000 until August 2000; as the Vice President of Sales – Kitchen Division for Windmere Durable Holdings from January 1998 to March 2000; and as Vice President of Sales for The Rival Company from 1990 until January 1998.

    Mr. Watson was named President of Operations in March 2002. Before joining the Company, he had been employed at the Marmon Group from 1993 to 2002, most recently as the Vice President of Finance of Marmon Retail Services.

    All terms of office are on an annual basis and will expire on October 15, 2004.

PART II

ITEM 5 — MARKET PRICE FOR REGISTRANT’S
COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

        Market Price. The Company’s Common Stock is traded on the NASDAQ National Market under the ticker symbol KNAP. Stock price quotations can be found in major daily newspapers (listed KnapeV) and in the Wall Street Journal (listed KnapeVogt). As of August 27, 2004, there were approximately 3,000 shareholders of the Company’s Common Stock and Class B Common Stock.

	Fiscal 2004		Fiscal 2003

Quarter	High	Low	High	Low

First	$11.85	$10.34	$12.99	$10.00
Second	$12.36	$10.70	$11.25	$8.04
Third	$14.25	$11.38	$12.20	$9.95
Fourth	$13.99	$11.40	$12.10	$9.26

    Dividends. The Company paid quarterly per share cash dividends of $0.165 on its shares of Common Stock and $0.15 on its shares of Class B Common Stock during the last two fiscal years.

        On August 13, 2004, the Board of Directors declared a $0.165 per share cash dividend on shares of the Company’s common stock and $0.15 per share cash dividend on shares of its Class B common stock, payable September 10, 2004, to shareholders of record on August 27, 2004.

        Securities Authorized for Issuance Under Equity Compensation Plans. The Company had the following equity compensation plans at July 3, 2004:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (3)

Equity compensation plans
approved by security holders	225,433	$ 18.19	443,275
Equity compensation plans
not approved by security holders	27,500	$ 14.43	-

Total	252,933	$ 17.78	443,275

These equity compensation plans are more fully described in Note 11 to the Consolidated Financial Statements.

ITEM 6 — SELECTED FINANCIAL DATA

For the Year Ended	2004	2003	2002	2001	2000

Summary of Operations
Net sales	$148,977,742	$124,920,476	$131,481,631	$143,465,502	$152,138,646
Gross profit	$ 30,728,343	$ 27,282,166	$ 30,832,885	$ 33,390,958	$ 36,287,480
Gross profit %	20.6%	21.8%	23.5%	23.3%	23.9%
Selling, general and administrative	$ 23,568,741	$ 23,190,715	$ 22,535,538	$ 22,963,603	$ 21,754,692
Selling, general and administrative %	15.8%	18.8%	17.1%	16.0%	14.3%
Operating income	$ 7,159,602	$ 3,820,126	$ 7,362,347	$ 10,127,355	$ 14,427,788
Operating income %	4.8%	3.1%	5.6%	7.0%	9.4%
Net income	$ 3,734,932	$ 2,230,899	$ 3,789,046	$ 5,615,065	$ 8,423,730

Common Stock Data
Primary and diluted earnings per share	$ 0.83	$ 0.49	$ 0.83	$ 1.22	$ 1.80
Weighted-average shares outstanding-diluted	4,516,245	4,516,706	4,569,942	4,618,250	4,684,125
Dividends per share--common	$ 0.66	$ 0.66	$ 0.66	$ 0.66	$ 0.615
Dividends per share--Class B common	$ 0.60	$ 0.60	$ 0.60	$ 0.60	$ 0.559
Year-end stock price	$ 12.98	$ 10.47	$ 12.40	$ 12.66	$ 15.25

Year-end Financial Position
Total assets	$ 96,251,326	$ 92,348,829	$ 87,891,418	$ 89,803,393	$ 88,287,652
Working capital	$ 27,338,785	$ 20,457,269	$ 17,185,811	$ 18,465,603	$ 16,378,393
Current ratio	2.2	2.0	1.9	2.0	1.7
Total long-term debt and capital leases	$ 24,552,605	$ 24,065,420	$ 20,000,000	$ 23,750,000	$ 20,050,000
Total long-term debt and capital leases as a % of total
capital (a)	40.0%	40.9%	35.6%	39.0%	36.6%
Stockholders' equity	$ 36,824,218	$ 34,761,862	$ 36,213,219	$ 37,132,697	$ 34,706,630
Other Data/Key Ratios
Capital expenditures	$ 1,199,398	$ 3,707,536	$ 3,935,470	$ 9,282,239	$ 9,112,810
Depreciation and amortization	$ 6,400,358	$ 6,642,091	$ 6,693,293	$ 6,340,647	$ 5,862,588

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

Basis of Presentation

        When considering year-over-year growth statistics, it is important to keep in mind that fiscal 2004 contained 53 weeks, compared to 52 weeks in fiscal 2003 and 2002.

Overview

        Knape & Vogt (“KV”) is a leading manufacturer of functional hardware, storage-related components and ergonomic products with a long history dating back to 1898. We complement our manufacturing capabilities with our design and distribution expertise.

        During the fourth quarter of fiscal 2004, management further defined the business divisions into market channels and began making business decisions and reviewing financial information by market channel rather than by the previous Home & Commercial Products and Office Products divisions. Due to the complexity in obtaining this information for prior years, restatement of prior year results by market is impracticable and net sales for prior years are shown below segregated by divisions only.

        The Office Products division was segregated into two market channels: OEM and dealer. The OEM market channel sells precision drawer slides, hardware and ergonomic products to original equipment office furniture manufacturers. The dealer market channel sells ergonomic products to independent office furniture dealers. These dealers purchase product from office furniture manufacturers and resell the furniture along with design and installation services to the end customer. These markets sell the KV® brand of hardware including drawer slides. Drawer slides include precision, Euro-style and utility slides. Precision drawer slides use ball bearings, while Euro-style and utility drawer slides use rollers. In addition, these two markets also sell the idea@WORK™ brand of ergonomic products.

        The Home & Commercial Products division was segregated into two market channels: consumer and distribution/other. The consumer market channel sells a majority of the Company’s product lines to retailers. The distribution/other market channel sells many of the Company’s product lines to kitchen and bath OEM manufacturers and full line woodworking distributors. These markets sell the KV® brand of products that include: a complete line of decorative and wall-attached shelving systems, builders’ hardware and drawer slides. In addition, these markets also sell the Real Solutions for Real Life™ brand of kitchen and bath storage products.

        While net sales and earnings improved during fiscal 2004, the Company was challenged by a significant increase in steel costs during the last half of the fiscal year. The Company was able to successfully procure sufficient quantities of steel to prevent any interruption in production, however, the cost of raw steel increased over 50% during this time period. KV was able to partially offset these raw material increases through a combination of price increases and surcharges to many of its customers. A more detailed discussion of this issue follows in the Gross Margin section of this report.

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

        We believe that the following represent the more critical estimates and assumptions used in preparation of our consolidated statements.

•	Revenue recognition – We record revenue when title to the product and risk of ownership passes to the buyer. Sales are shown net of returns, discounts and any other form of sales incentive, including cooperative advertising and rebates. In certain circumstances, the Company does provide buyback programs and markdown allowances to its customers. These amounts are fixed at the start of the contract period with the customer and accounted for in accordance with Statement of Position No. 93-7, “Reporting on Advertising Costs” and Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. The cost of these programs are either expensed at the time of the initial shipment of the goods or are expensed on a prorated basis over the sales of the contract, if the Company has a written commitment from the customer.
•	Allowance for uncollectible accounts receivable – We record allowances for losses that we may incur from the inability of certain of our customers to pay for products or services that they have purchased. In determining these allowances, we take into consideration the financial condition of our customers, previous payment history and the age of the outstanding balances. We monitor customers’ balances on a monthly basis and assess the adequacy of the allowances recorded. Certain of the Company’s customers do have outstanding receivable balances that could have a material impact on the financial results in the event that those customers were unable to satisfy their obligations. Management, at this time, is not aware of any customers in this situation. Historically, the Company has been able to effectively monitor the creditworthiness of its customers on a monthly basis and has not experienced a material loss.
•	Inventory reserves – We provide reserves for inventory that we consider obsolete or slow moving, utilizing assumptions about future demand for our products. We monitor our inventory by type, age and usage on a monthly basis to determine the reserves recorded. The majority of our products can be sold across various market channels. Therefore, we have been successful on a historic basis in minimizing our risk of slow-moving or obsolete inventory.
•	Impairment of long-lived assets – We periodically review the carrying value of our long-lived assets held and used, including goodwill and other intangible assets. This review is performed using estimated future cash flows. If the carrying value of a long-lived asset is considered to be impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.
•	Pension and Other Postretirement Benefits – Accounting for defined-benefit pension plans involves estimating the cost of benefits to be provided in the future, based on vested years of service, and attributing those costs over the time period each employee works. The most significant factor affecting our pension costs is the fair value of the plan assets and the selection of key assumptions, including the discount rate and the expected return on plan assets. In fiscal 2004, we increased our discount rate from 5.50% from 6.25%. We maintained the expected return on plan assets at 8.00%. While we believe the assumptions selected are reasonable, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future expense. For example, a 50 basis point change in the long-term rate of return would change our expense by approximately $104,000 and a 50 basis point change in the discount rate would change our expense by approximately $110,000. See Note 9 to the Consolidated Financial Statements for more information regarding costs and assumptions for our employee retirement plans.
•	Loss Contingencies – The Company is subject to legal proceedings and claims arising out of the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical claims experience for incurred but not reported matters. The required reserves may change in the future due to new developments in each matter. The Company has an active risk management program consisting of numerous insurance policies secured from multiple carriers. These policies provide coverage that is utilized to minimize the impact, if any, of the legal proceedings. For further discussion, see Note 15 to the Consolidated Financial Statements.

        Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the Company’s disclosures relating to them in this Management Discussion and Analysis.

        In addition, we have not recently experienced changes in circumstances that would have significantly impacted our inventory reserves or our evaluation of the carrying value of the long-lived assets. Further, in accordance with SFAS No. 144, paragraph 8; we have not had to test for recoverability of our long-lived assets.

Results of Operations

        The table below shows certain items in our Consolidated Statements of Operations as a percentage of net sales:

Year Ended	July 3, 2004	June 28, 2003	June 29, 2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	79.4	78.2	76.5

Gross profit	20.6	21.8	23.5
Selling, general and administrative expenses	15.8	18.6	17.2
Other	-	.2	.7

Operating income	4.8	3.0	5.6
Other expense	1.1	.9	1.1

Income before income taxes	3.7	2.1	4.5
Income taxes	1.2	.3	1.6

Net income	2.5%	1.8%	2.9%

Sales

        The table below summarizes our sales by division for the past three fiscal years (in millions) and by market for fiscal 2004 and 2003:

Year Ended	July 3, 2004%			June 28, 2003%			June 29, 2002%

Office Products OEM	$ 37.3	25.0%		$ 26.9	21.5%		N/A	N/A
Office Products Dealer	9.1	6.2%		8.8	7.0%		N/A	N/A

Total Office Products	$ 46.4	31.2%		$ 35.7	28.5%		$ 39.5	30.0%

Consumer	$ 38.1	25.6%		$ 34.0	27.2%		N/A	N/A
Distribution and Other	64.5	43.2%		55.2	44.3%		N/A	N/A

Total Home and
Commercial Products	$ 102.6	68.8%		$ 89.2	71.5%		$ 92.0	70.0%

Total Net Sales	$ 149.0	10	0%	$ 124.9	10	0%	$ 131.5	100%

        Consolidated net sales for fiscal 2004 increased 19.3% when compared to fiscal 2003, which followed a decline of 5.0% when comparing fiscal 2003 to fiscal 2002. It should be noted that fiscal 2004 included 53 weeks of sales versus 52 weeks in both fiscal 2003 and 2002. Excluding the extra week of sales, sales for fiscal 2004 would have increased approximately 16.9% over fiscal 2003.

        Our Office Products division sales increased 30.2% when compared to fiscal 2003, following a decline of 9.6% in fiscal 2003 when compared to fiscal 2002. The office furniture industry shipments, as a whole, grew slightly during the eleven-month period from July 2003 to May 2004 as seen in the Business and Institutional Furniture Manufacturers’ Association (BIFMA) results. For this time period they reported an increase in shipments of 1.5% and an increase in orders of 3.8%. This followed a decline in shipments of 10.2% in fiscal 2003. The Company has been successful in growing sales to the Office Product original equipment manufacturers (“OEM’s”) with the addition of new products, in particular the addition of a number of customer specific versions of KV’s precision ball bearing slides and the new heavy-duty 8800™ precision slide with the patented interlock system. The Company also introduced new ergonomic products, including a new line of height adjustable tables, to both markets during the fiscal year.

        Our Home and Commercial Products division sales for fiscal 2004 increased by 14.9% when compared to fiscal 2003, following a slight decline in fiscal 2003 when compared to fiscal 2002. New products, including the Shelf Made™ Instant Shelves, the new line of display ledges, the new line of garage organization products and the 4X4 Pocket Door™ heavy-duty precision drawer slides, assisted in expanding sales to existing customers and obtaining new customers in both markets. Further, KV has seen growth in the distribution market where it made significant investments in the prior fiscal year.

        In addition to ongoing cooperative advertising and rebate programs, certain introductory promotional incentives were offered during fiscal 2004 in the Consumer market to a few customers to encourage them to either add new product lines to their offering or to add KV as a vendor. These incentives reduced net sales and gross margins by approximately $1.7 million in fiscal 2004. The Company expenses these items at the initial shipment of product to the customer or pro-rata based on sales volumes over the contract period, if the Company has firm written purchase commitments from the customers. Unless new customers or significant new product lines are added during the upcoming fiscal year, management believes that these introductory promotional incentives will be significantly less in fiscal 2005.

        During the first quarter of fiscal 2003, we launched a consignment inventory program for certain customers. Under this program, the customers are not invoiced for product until the Company receives notice that the customer has utilized the inventory at their location. At July 3, 2004 and June 28, 2003, the total inventory in this program totaled $3.3 and $3.6 million at cost, respectively.

        New product sales (those products introduced within the last 24 months) were approximately $21.7 million in fiscal 2004 compared with $11.7 million in fiscal 2003 and $8.0 million in fiscal 2002. New product introductions, along with value-added services, such as vendor-managed inventory, remain key components of our strategy.

Gross Profit

        Gross profit, as a percentage of net sales, was 20.6% in fiscal 2004, compared to 21.8% in fiscal 2003 and 23.5% in fiscal 2002. During the third quarter of fiscal 2004, the Company began to realize increased steel costs for production of many of its products. The increased steel costs resulted in the Company paying approximately $2.4 million more for raw steel during the last six months of the fiscal year than it would have if the steel prices had remained stable. The uncertainty in the steel market makes it difficult for management to predict whether steel prices will continue to rise. Management has been able to quantify that a 5% increase in raw steel prices will result in approximately a 2.5% decrease in the Company’s gross margin, assuming the Company is unable to pass these increased raw material costs on to its customers. To date, the Company has been successful in passing through approximately 55% of the added costs to its customers. KV has seen the steel market stabilize for the summer of 2004, but early indicators, such as the price of scrap metal, are signaling potential increases in the fall.

        The Company has faced a competitive threat from Asian producers of both utility and precision drawers slides. KV has established solid vendor relationships with three key producers of these slides in Asia and has been utilizing product sourced from these manufacturers to successfully address pricing pressures. In addition, the Company has taken preliminary steps to establish its own manufacturing entity in mainland China. KV will be filing the necessary registrations for the entity and anticipates being in production in the early part of calendar 2005. The total initial investment is anticipated to be no more than $1.0 million. Management believes that utilizing these low-cost production resources will help it remain competitive in the U.S. marketplace and will allow it to improve the profitability of its Office Products OEM market.

        Domestically, the Company remains committed to utilizing lean manufacturing initiatives to minimize its manufacturing costs. To date, all of the slides produced in Asia have represented incremental sales to KV and have not reduced volume being produced in the U.S. In addition, KV is focusing its domestic production capabilities on manufacturing the new products, which typically represent higher margin items.

        The decline in gross margins when comparing fiscal 2003 to fiscal 2002 reflects the fact that KV has a significant investment in its manufacturing process, specifically machinery and tooling. With the decrease in sales volumes during fiscal 2003, it was more difficult to effectively leverage the fixed portion of these costs. In addition, KV was negatively impacted by increases in raw steel costs, ranging from 10% to 15% depending on the grade of steel, as a result of the statutory steel tariffs. These tariffs were removed in fiscal 2004, but as noted steel prices still increased during the last six months of fiscal 2004.

Selling, General and Administrative

        Selling, general and administrative expenses, as a percent of net sales, were 15.8% in fiscal 2004, compared to 18.6% in fiscal 2003 and 17.2% in fiscal 2002. In fiscal 2004, KV was successful in leveraging its selling and administrative costs as sales volumes grew, while still making certain that spending was sufficient to ensure its ongoing ability to develop and introduce new products to the market and have the appropriate advertising materials available to introduce those products. The prior year results reflected additional marketing to reintroduce its line of kitchen and bath accessories under the Real Solutions for Real Life™ logo, investments in selling efforts to the distribution channel and the cost to convert from independent third party representatives to a direct sales force. Fiscal 2003 also included a pre-tax gain of $0.8 million due to the successful resolution of certain legal matters.

Impairment and Severance Costs

        During the first quarter of fiscal 2003, we recorded $271,325 (pre-tax) of severance costs, primarily related to the resignation of two of our executive officers in August 2002.

        In the fourth quarter of fiscal 2002, we recorded a pre-tax impairment charge of $690,000 in accordance with Financial Accounting Standard No. 144 for certain precision drawer slide tooling. While we continue to produce the drawer slides, the future cash flows associated with the sales of this particular product line were less than the cost of the tooling recorded. In addition, during the fourth quarter of fiscal 2002, we adopted a plan to reduce our salaried workforce in the Grand Rapids, Michigan facility. We recorded $245,000 (pre-tax) in severance costs for this workforce reduction.

Interest Expense and Other Net Expenses

        Interest expense was $1.6 million in fiscal 2004, compared to $1.5 million in fiscal years 2003 and 2002. Overall, interest expense has remained relatively stable over the past three fiscal years. Slight variations reflect the impact of higher or lower balances outstanding on the revolving credit facility.

        Net other expense was $2,202 in fiscal 2004, compared to net other income of $255,854 and $34,567, respectively, in fiscal 2003 and fiscal 2002. Fiscal 2004 included exchange rate losses in our Canadian entity and royalty income, received on certain patent settlements, that was significantly less than it had been in the two previous fiscal years. In addition, fiscal 2003 included interest of approximately $95,000 received related to refunds from the Internal Revenue Service.

Income Taxes

        The effective tax rate for fiscal 2004 was 32.4%. The Company benefited from the adjustment of certain deferred tax valuation reserves that were deemed to no longer be necessary and from the completion of a Canadian audit of taxes for fiscal years 1998 and 1999. Excluding these items, the effective rate would have been approximately 36.5% for the fiscal year.

        During fiscal 2003, KV amended its income tax returns previously filed for fiscal years 1999 and 1997. A change in the federal tax law allowed it to utilize a portion of its capital loss from fiscal years 1999 and 1997 that had been previously disallowed. As a result of this change, KV recognized an income tax benefit of $607,000 in fiscal 2003.

        Excluding the impact of the amended returns, the effective tax rate would have been 38.0% in fiscal 2003. Overall, rates have increased due to the ratio of foreign versus domestic income and expanded state exposure. See Note 10 to the Consolidated Financial Statements for a reconciliation of the effective tax rate.

Net Income

        Net income was $3.7 million, or $0.83 per diluted share, in fiscal 2004 compared to $2.2 million, or $0.49 per diluted share, in fiscal 2003 and $3.8 million, or $0.83 per diluted share, in fiscal 2002. Improved sales volumes, along with better leveraging of selling and administrative expenses, were the primary contributors to the net income improvement in fiscal 2004.

Liquidity and Capital Resources

Cash Flows Provided by Operating Activities

        Net cash provided by operating activities in fiscal 2004 was $4.9 million compared to $.5 million in fiscal 2003 and $13.4 million in fiscal 2002. The Company has invested approximately $5.0 million in inventory during fiscal 2004 to support the launch of certain new products. Following the initial launch period for these products, management will be able to reduce this level of cash invested in inventory and accordingly, expects the inventory balances to be lower in fiscal 2005. In addition, the 2004 increased sales volume resulted in a $3.1 million increase in accounts receivable.

        The lower cash flow from operating activities in fiscal 2003 reflects lower earnings, a significant contribution to our defined benefit pension plans, and higher inventory levels needed to support the launch of the new products and the consignment inventory program. In addition, the payment of the legal settlements during fiscal 2003 also reduced the cash generated by operating activities.

Cash Flows Used for Investing Activities

        Cash used for investing activities was $1.2 million in fiscal 2004, compared to $3.5 million in fiscal 2003 and $2.3 million in fiscal 2002. The capital expenditures in fiscal 2004 represented investments in tooling for new products, including certain new custom precision slides. There were no significant capital expenditure commitments at July 3, 2004. The fiscal 2003 capital expenditures represented investments in tooling for new products, including the Hopper™ and certain precision drawer slides, along with investment in our web-based customer service application and our new office showroom in Chicago.

        Capital spending declined in fiscal 2004 and 2003, due to the fact that we believe that our investments made in earlier years in the manufacturing process have been sufficient to meet the anticipated capacity needs for at least the next three to five years. We believe that capital expenditures will approximate $4.0 million in fiscal 2005, as investments will be focused on bringing new products and product enhancements to our customers. The cost to complete the items classified as construction in progress at July 3, 2004 was estimated to be approximately $919,000, which will be derived from cash flows from operations or from the revolving credit facility.

Cash Flows Provided by (Used for) Financing Activities

        Cash flows utilized for financing activities were $2.4 million in fiscal 2004, compared to cash provided by financing activities of $1.1 million in fiscal 2003, and $7.8 million of cash flow used in fiscal 2002. The use of funds in fiscal 2004 reflected the ongoing costs of the Company’s dividend program, which were only partially offset by $.5 million of borrowings under the revolving credit facility. The generation of funds in fiscal 2003 reflects borrowings under the revolving credit facility. The use of funds in fiscal 2002 reflects the repayment of $3.8 million of debt under the revolving credit facility along with the repurchase of $1.2 million of our common stock.

        KV has a stock repurchase program, under which it purchased no shares in fiscal 2004 and 2,280 shares during fiscal 2003 with the price per share ranging from approximately $9 to $11. At July 3, 2004, KV is authorized to repurchase an additional 272,202 shares.

        On August 28, 2003, the Company entered into a new $35 million revolving credit facility that matures on November 1, 2006. The new three-year revolving credit facility is unsecured and replaces a $45 million credit facility that would have expired in 2004. Interest rates on outstanding loans under the revolving credit facility are either based on the London Interbank Offering Rate (LIBOR), plus a negotiated spread over LIBOR, or at the U.S. prime rate. The new agreement requires the Company to pay a non-use fee on amounts not outstanding under the credit facility based on a ratio of the Company’s adjusted total debt (funded debt less cash and cash equivalents) to EBITDA (earnings before interest, income taxes, depreciation and amortization). In addition, KV has an interest rate swap agreement, which expires on June 1, 2006, in order to fix the interest rate on $20 million of borrowings under the revolving credit facility. The swap agreement fixed the rate at 6.25% plus our credit spread on the revolving credit agreement.

        At July 3, 2004, KV was in compliance with all of the covenants of the revolving credit agreement.

        The outstanding debt at July 3, 2004 was $24.5 million, compared to $24.1 million at fiscal 2003 year-end. The debt to total capital ratio improved to 40.0% at July 3, 2004, from 40.9% at June 28, 2003. Note that KV defines total capital as the sum of long-term debt plus total stockholders’ equity. Management continues to manage the Company’s debt levels in an effort to maintain its debt to total capital in a range of 35 to 45%. Anticipated cash flows from operations and available balances on the revolving credit line are expected to be adequate to fund working capital, capital expenditures, stock repurchases and dividend payments in fiscal 2005.

Legal Contingencies

        The Canada Customs and Revenue Agency (“CCRA”) has performed an audit of the Company’s sales to its wholly-owned subsidiary, Knape & Vogt Canada. Preliminary results from a joint review by the Company and its customs broker indicate that the Company may be liable for certain customs transactions, however, the amount of any such potential liability is unknown at this time. The Company is defending its position that Knape & Vogt Canada is the importer of record for all Knape & Vogt goods shipped into Canada and management believes that based on the information available at this time, any liability owed to the CCRA will not have a material adverse effect on the Company’s earnings.

        The Company was sued in the Kent County, Michigan Circuit Court in 1997 by a former employee seeking additional benefits under an executive retirement plan. The Circuit Court ruled in favor of the plaintiff, but in June 2002, the Circuit Court was reversed on the Company’s appeal to the Michigan Court of Appeals. A delayed request for leave to appeal to the Michigan Supreme Court which the plaintiff filed was denied during the fourth quarter of fiscal 2003. In August 2002, the plaintiff filed a lawsuit seeking these retirement benefits in the Federal District Court for the Western District of Michigan. The Company moved to dismiss the federal litigation based on the statute of limitations. In September 2003, the Federal District Court dismissed the litigation. In October 2003, the plaintiff appealed the dismissal to the Sixth Circuit Court of Appeals. That appeal is pending. Management believes that any liability resulting from this case will not have a material adverse affect on the Company’s earnings.

        We are also subject to other legal proceedings and claims, which arise in the ordinary course of business.

        In the opinion of management, based on the information presently known and taking into account established accruals of approximately $455,000 at July 3, 2004, the ultimate liability for these matters will not have a material adverse effect on our financial position or the results of our operations.

Contractual Obligations

        As more fully described in the Notes to the Consolidated Financial Statements, we are obligated to make future payments under certain debt and lease agreements, and are a party to other commitments. The following table summarizes these obligations as of July 3, 2004.

	Payments due by period

	Total	Less than 1 year	1-3 years	4-5 years

Long-term debt	$24,500,000	-	$24,500,000	-
Capital lease	59,458	16,988	42,470	-
Operating leases	866,080	134,966	259,053	472,061
Interest rate swap agreement	1,391,133	1,250,000	141,133
Purchase obligations	1,053,600	1,053,600	-	-

Total contractual cash obligations	$27,870,271	$2,455,554	$24,942,656	$472,061

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

Inflation

        Inflation, excluding the increase in steel discussed in the Gross Margin section of this report, has not had a significant effect on KV over the past three years, nor is it expected to have a significant effect in the foreseeable future. KV continuously attempts to minimize the effect of inflation through cost reductions and improved productivity.

Recently Issued Accounting Standards

        In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". This statement permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (‘the Act”). The Act, signed into law in December 2003, introduces a prescription drug benefit under Medicare (“Medicare part D”) and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Given the cap on postretirement benefits introduced in fiscal 2002, the Act is not expected to have a material impact on the Company’s accumulated postretirement benefit obligation or the net postretirement benefit costs, however, the Company has elected to defer the adoption of FSP FAS 106-2 until the specific authoritative accounting guidance for the federal subsidy is issued.

        In December 2003, the FASB issued a revision of Statement of Financial Accounting Standards (“SFAS”) No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to improve financial disclosures for defined benefit plans. The revised SFAS requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The Company is now required to provide additional disclosures, including, but not limited to, a breakdown of plan assets by category, a description of investment policies and strategies and target allocation percentages for these asset categories. The Company adopted the revised disclosure provisions in the third quarter of fiscal 2004.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. This statement had no material effect on the consolidated financial statements.

        We adopted SFAS No. 142 in the first quarter of fiscal 2003. Application of the nonamortization provisions of SFAS No. 142 resulted in an increase in net earnings of approximately $237,000 ($0.05 per diluted share) in both fiscal 2004 and 2003. We performed the required impairment tests of goodwill as of the first day of each fiscal year and determined that the recorded goodwill was not impaired.

Forward-Looking Statements

        This report contains certain forward-looking statements, which involve risks and uncertainties. When used in this report, the words “believe,” “anticipate,” “think,” “intend,” “goal,” “forecast,” “expect” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning new product introductions, future revenue growth, gross margin improvement and the impact of steel price increases. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date of this report.

        Risk Factors include, but are not limited to, uncertainties relating to changes in demand for our products; the cost and availability of materials, including but not limited to steel; changes in trading policies or import and export regulations; fluctuation of foreign currency exchange rates; changes in duties, tariffs, quotas or applicable assessments; the ability to secure and protect patents and other intellectual property; foreign competition; loss of significant customers; and changes in the general U.S. economy. These matters are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

        The Company is exposed to market risks, which include changes in the Canadian dollar foreign currency exchange rate as measured against the U.S. dollar and changes in U.S. interest rates. The Company holds a derivative instrument in the form of an interest rate swap, which is viewed as a risk management tool and is not used for trading or speculative purposes. The intent of the interest rate swap is to effectively fix the interest rate on part of the borrowings under the Company’s variable rate revolving credit agreement. The derivative was recognized as a liability on the balance sheet at its fair value of $1,391,133 at July 3, 2004 and $2,554,980 at June 28, 2003.

        A discussion of the Company’s accounting policies for derivative financial instruments is included in Note 2 of the Notes to Consolidated Financial Statements. Additional information relating to financial instruments and debt is included in Notes 6 and 7.

        The following table provides information on the Company’s fixed maturity investments as of July 3, 2004 and June 28, 2003 that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Fiscal 2004: Liability	Amount	Maturity Date
Variable rate revolving credit
agreement	$24,500,000	November 1, 2006
First $20,000,000 at an interest rate of 1.315%
plus weighted average credit spread of .85%
Next $4,500,000 at an interest rate of
1.369% (1 month LIBOR)
plus weighted average
credit spread of .85%;
Amounts in excess of $24,500,000
at the prime rate, currently 4.0%

Interest Rate Swaps
Notional amount	$20,000,000	June 1, 2006
Pay fixed/Receive variable
At 3 month LIBOR - 1.31%
Pay fixed interest rate - 6.25%
Fair value - liability	$1,391,133

Fiscal 2003:
Liability
Variable rate revolving credit
agreement	$24,000,000	November 1, 2004
First $20,000,000 at an interest rate of 1.28%
plus weighted average credit spread of .75%
Amounts in excess of $20,000,000 had an interest rate
ranging from 2.00% to 2.22%

Interest Rate Swaps
Notional amount	$20,000,000	June 1, 2006
Pay fixed/Receive variable
at 3 month LIBOR - 1.28%
Pay fixed interest rate - 6.25%
Fair value - liability	$2,554,980

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

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Immediately following are the consolidated balance sheets of the Company and its subsidiaries as of July 3, 2004 and June 28, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 3, 2004, the notes thereto, and the report of independent registered public accounting firm.

Knape & Vogt Manufacturing Company and Subsidiaries Consolidated Statements of Operations

Year Ended	July 3, 2004	June 28, 2003	June 29, 2002

Net Sales	$148,977,742	$ 124,920,476	$ 131,481,631
Cost of Sales	118,249,399	97,638,310	100,648,746

Gross Profit	30,728,343	27,282,166	30,832,885

Expenses
Selling	19,312,542	17,961,595	17,626,073
Administrative and general	4,256,199	5,229,120	4,909,465
Other	-	271,325	935,000

Total Expenses	23,568,741	23,462,040	23,470,538

Operating Income	7,159,602	3,820,126	7,362,347

Other Expenses (Income)
Interest	1,632,201	1,458,580	1,484,868
Other, net	2,202	(255,854)	(34,567)

Total Other Expenses	1,634,403	1,202,726	1,450,301

Income Before Income Taxes	5,525,199	2,617,400	5,912,046
Income Taxes	1,790,267	386,501	2,123,000

Net Income	$ 3,734,932	$ 2,230,899	$ 3,789,046

Basic and Diluted Earnings Per Share	$ 0.83	$ 0.49	$ 0.83

Weighted-Average Shares Outstanding	4,516,245	4,516,706	4,569,942

Dividends Per Share
Common stock	$ .66	$ .66	$ .66
Class B common stock	$ .60	$ .60	$ .60

See accompanying notes to consolidated financial statements.

Knape & Vogt Manufacturing Company and Subsidiaries
Consolidated Balance Sheets

	July 3, 2004	June 28, 2003

Assets
Current Assets
Cash and equivalents	$ 5,278,869	$ 3,846,613
Accounts receivable, less allowances of $673,000 and $803,000,
respectively	19,959,442	16,820,600
Inventories, including inventory on consignment at customer
locations of $3,292,297 and $3,610,427, respectively	23,955,271	18,979,056
Prepaid expenses and other current assets	950,911	731,749

Total Current Assets	50,144,493	40,378,018

Property and Equipment
Land and improvements	1,175,614	1,175,614
Buildings	16,589,054	16,630,343
Machinery and equipment	66,043,000	65,368,888
Construction in progress	407,863	485,520

	84,215,531	83,660,365
Less accumulated depreciation	55,531,817	49,671,256

Net Property and Equipment	28,683,714	33,989,109

Goodwill, net of accumulated amortization of $1,099,000	4,772,837	4,772,837

Prepaid Pension Cost	12,088,937	12,503,491

Other Assets	561,345	705,374

	$96,251,326	$92,348,829

See accompanying notes to consolidated financial statements.

Knape & Vogt Manufacturing Company and Subsidiaries
Consolidated Balance Sheets

	July 3, 2004	June 28, 2003

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 11,299,675	$ 10,746,892
Accruals:
Income taxes	1,829,986	753,088
Accrued compensation	3,005,614	2,338,927
Accrued customer rebates and cooperative advertising	1,975,397	1,289,946
Other	4,695,036	4,791,896

Total Current Liabilities	22,805,708	19,920,749
Other Retirement Benefits	4,753,797	5,393,633
Long-Term Debt and Capital Leases	24,538,864	24,052,605
Deferred Income Taxes	5,896,000	5,665,000
Interest Rate Swap Agreement and Other Long-Term Liabilities	1,432,739	2,554,980

Total Liabilities	59,427,108	57,586,967

Stockholders' Equity
Stock:
Common, $2 par - 6,000,000 shares authorized; 2,331,860 and 2,293,433
issued and outstanding	4,663,720	4,586,866
Class B common, $2 par - 4,000,000 shares authorized; 2,184,489 and
2,222,202 issued and outstanding	4,368,978	4,444,404
Preferred - 2,000,000 shares authorized and unissued	-	-
Additional paid-in capital	7,544,749	7,538,684
Unearned stock grant	(94,500)	(94,500)
Accumulated other comprehensive loss:
Derivative instrument	(904,133)	(1,660,980)
Minimum SERP adjustment	(1,047,874)	(1,255,168)
Minimum pension adjustment	(250,015)	(384,677)
Foreign currency translation adjustment	396,156	325,836

Total accumulated other comprehensive loss	(1,805,866)	(2,974,989)
Retained earnings	22,147,137	21,261,397

Total Stockholders' Equity	36,824,218	34,761,862

	$ 96,251,326	$ 92,348,829

See accompanying notes to consolidated financial statements.

Knape & Vogt Manufacturing Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common stock	Additional paid-in capital	Restricted stock grants	Accumulated other comprehensive income (loss)	Retained earnings	Total

Balance, June 30, 2001	$ 9,235,682	$ 8,502,727	$(94,500)	$(1,476,092)	$ 20,964,881	$ 37,132,698
Comprehensive income:
Net income	-	-	-	-	3,789,046	3,789,046
Foreign currency translation adjustment	-	-	-	930	-
Minimum SERP adjustment, net of
deferred taxes of $4,000	-	-	-	8,559	-
Loss on derivative instrument, net
of Deferred taxes of $371,000	-	-	-	(687,857)	-

Other comprehensive loss	-	-	-	(678,368)	-	(678,368)

Comprehensive income	-	-	-	-	-	3,110,678

Cash dividends	-	-	-	-	(2,876,113)	(2,876,113)
Restricted stock issued (817 shares)	1,634	8,979	-	-	-	10,613
Repurchase and retirement of
shares of common stock (101,506
shares)	(203,012)	(961,644)	-	-	-	(1,164,656)

Balance, June 29, 2002	9,034,304	7,550,062	(94,500)	(2,154,460)	21,877,814	36,213,220
Comprehensive income:
Net income	-	-	-	-	2,230,899	2,230,899
Foreign currency translation adjustment	-	-	-	411,635	-
Minimum SERP adjustment, net of
deferred taxes of $152,000	-	-	-	(227,665)	-
Minimum pension adjustment, net of
deferred taxes of $302,000	-	-	-	(384,677)	-
Loss on derivative instrument, net
of deferred taxes of $333,000	-	-	-	(619,822)	-

Other comprehensive loss	-	-	-	(820,529)	-	(820,529)

Comprehensive income	-	-	-	-	-	1,410,370

Cash dividends	-	-	-	-	(2,847,316)	(2,847,316)
Restricted stock forfeited (50 shares)	(100)	(601)	-	-	-	(701)
Restricted stock issued (813 shares)	1,626	8,612	-	-	-	10,238
Repurchase and retirement of
shares of common stock (2,280	(4,560)	(19,389)	-	-	-	(23,949)
shares)

Balance, June 28, 2003	9,031,270	7,538,684	(94,500)	(2,974,989)	21,261,397	34,761,862
Comprehensive income:
Net income	-	-	-	-	3,734,932	3,734,932
Foreign currency translation adjustment	-	-	-	70,320	-
Minimum SERP adjustment, net of
deferred taxes of $103,000	-	-	-	207,294	-
Minimum pension adjustment, net of
deferred taxes of $157,000	-	-	-	134,662	-
Gain on derivative instrument, net
of deferred taxes of $407,000	-	-	-	756,847	-

Other comprehensive loss	-	-	-	1,169,123	-	1,169,123

Comprehensive income	-	-	-	-	-	4,904,055

Cash dividends	-	-	-	-	(2,849,192)	(2,849,192)
Restricted stock issued (714 shares)	1,428	6,065	-	-	-	7,493

Balance, July 3, 2004	$ 9,032,698	$ 7,544,749	$(94,500)	$(1,805,866)	$ 22,147,137	$ 36,824,218

See accompanying notes to consolidated financial statements.

Knape & Vogt Manufacturing Company and Subsidiaries
Consolidated Statements of Cash Flows

Year Ended	July 3, 2004	June 28, 2003	June 29, 2002

Operating Activities
Net income	$ 3,734,932	$ 2,230,899	$ 3,789,046
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation of property and equipment	6,306,890	6,605,516	6,260,983
Amortization of other assets	93,468	36,575	432,310
Deferred income taxes	(370,106)	480,000	1,153,000
Increase (decrease) in supplemental retirement benefits	(23,709)	13,284	(8,311)
(Increase) decrease in prepaid pension cost	414,554	(4,276,691)	(2,519,499)
Loss on disposal of property and equipment	1,450	136,746	305,279
Other	42,098	50,000	935,000
Changes in operating assets and liabilities:
Accounts receivable	(3,107,525)	439,638	1,030,341
Inventories	(4,976,215)	(5,816,911)	1,127,951
Other current assets	(218,626)	898,337	141,012
Accounts payable	692,252	943,130	(495,865)
Accruals	2,319,201	(1,229,205)	1,203,046

Net cash provided by operating activities	4,908,664	511,318	13,354,293

Investing Activities
Additions to property and equipment	(1,199,398)	(3,707,536)	(3,935,470)
Proceeds from sales of property and equipment	53,975	243,527	1,784,925
Other, net	(28,114)	(62,282)	(112,532)

Net cash used for investing activities	(1,173,537)	(3,526,291)	(2,263,077)

Financing Activities
Dividends paid	(2,849,192)	(2,847,316)	(2,876,113)
Principal payments on capital lease obligations	(13,741)	(6,080)	-
Borrowings/(repayments) on long-term debt	500,000	4,000,000	(3,750,000)
Repurchase and retirement of common stock	-	(23,949)	(1,164,656)

Net cash provided by (used for) financing activities	(2,362,933)	1,122,655	(7,790,769)

Effect of Exchange Rate Changes on Cash	60,062	308,388	16,156

Net Increase (Decrease) in Cash and Equivalents	1,432,256	(1,583,930)	3,316,603
Cash and equivalents, beginning of year	3,846,613	5,430,543	2,113,940

Cash and equivalents, end of year	$ 5,278,869	$ 3,846,613	$ 5,430,543

Supplemental Information:
Interest paid	$ 1,628,923	$ 1,448,663	$ 1,512,746
Income taxes paid	934,411	316,000	2,015,000

See accompanying notes to consolidated financial statements.

Knape & Vogt Manufacturing Company and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Operations	Knape & Vogt Manufacturing Company and its wholly owned subsidiaries (the Company) design, manufacture and distribute kitchen and bath storage solutions and office products for original equipment manufacturers, specialty distributors, hardware chains and major home centers. During fiscal 2004, the Company further defined its operating segments by the major markets that it serves. Products are sold worldwide through the Company’s own sales personnel and through independent sales representatives. The Company is headquartered in Grand Rapids, Michigan.

2. Summary of Significant Accounting Policies	Principles of Consolidation

The consolidated financial statements include the accounts of Knape & Vogt Manufacturing Company and its wholly owned domestic and foreign subsidiaries. All material intercompany balances, transactions and stockholdings have been eliminated in consolidation.

The Company utilizes a 52- or 53-week fiscal year, which ends on the Saturday nearest the end of June. The fiscal year ended July 3, 2004 contained 53 weeks and the fiscal years ended June 28, 2003 and June 29, 2002 each contained 52 weeks.

Revenue Recognition

The Company records revenue when title to the product and risk of ownership passes to the buyer. Sales are shown net of returns, discounts and any other form of sales incentive, including cooperative advertising, rebates and merchandising displays. In certain circumstances, the Company does provide buyback programs and markdown allowances to its customers. These amounts are fixed at the start of the contract period with the customer and accounted for in accordance with Statement of Position No. 93-7, “Reporting on Advertising Costs” and Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. The cost of these programs are either expensed at the time of the initial shipment of the goods or are expensed on a prorated basis over the sales of the contract, if the Company has a written commitment from the customer.

Concentration of Credit Risk

The Company performs ongoing credit evaluations and maintains reserves for potential credit losses.

Shipping and Handling Costs

Shipping and handling costs that are charged to and reimbursed by the customer are recognized as revenue, while the related expenses incurred by the Company are recorded as cost of sales in the consolidated statements of operations.

Foreign Currency Translation

The accounts of the foreign subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. Assets and liabilities are translated at year-end exchange rates. Income and expense accounts are translated at average exchange rates in effect during the year. Translation adjustments resulting from fluctuations in the exchange rates are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity. Foreign currency exchange gains were $149,398 in fiscal 2004, $6,432 in fiscal 2003 and $30,335 in fiscal 2002.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

Fair Value Disclosures of Financial Instruments

Financial instruments include cash and equivalents, accounts receivable, accounts payable, long-term debt and an interest rate swap agreement. The carrying amounts of cash and equivalents, accounts receivable, and accounts payable approximate fair value at July 3, 2004 and June 28, 2003, because of the short-term nature of these financial instruments. The estimated carrying value of long-term debt approximates its fair value at July 3, 2004 and June 28, 2003 due to variable interest rates associated with the revolving line of credit. The interest rate swap is valued based on a quoted market price.

Derivative Financial Instruments

The Company uses an interest rate swap agreement to modify a portion of the variable rate revolving line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement is designated as a hedge, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Amounts currently due to or from interest rate swap counter parties are recorded in interest expense in the period in which they accrue. The derivative was recognized as a liability on the balance sheet at its fair value of $1,391,133 at July 3, 2004 and $2,554,980 at June 28, 2003.

Cash and Equivalents

Cash and equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase.

Inventories

Inventories are stated at the lower of FIFO (first-in, first-out) cost or market. The Company also has inventory provided to certain of its major customers on a consignment basis. When the Company receives notice that the customer has utilized the consigned inventory, it invoices the customer for the inventory and recognizes revenue on the sale of that inventory.

Property, Equipment and Depreciation

Property and equipment are stated at cost and depreciated, for financial reporting purposes, using the straight-line method over the estimated useful lives of the assets. For income tax purposes, accelerated depreciation methods and shorter useful lives are used. Management estimates that the cost to complete the items classified in construction in progress at July 3, 2004 was approximately $919,000. Estimated depreciable lives are as follows: land and improvements, 3 to 20 years; buildings, 3 to 40 years; machinery and equipment, 3 to 20 years.

Leased Property Under Capital Leases

Property under capital leases is amortized over the shorter of the lives of the respective leases or the estimated useful lives of the assets.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

Stock Based Compensation

The Company accounts for its stock option plans in accordance with APB Opinion 25, Accounting for Stock Issued to Employees. Since the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of the grant, no compensation cost is recognized under APB Opinion 25. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to provide pro forma information regarding net income and earnings per share as if compensation costs for the Company’s stock option plan had been determined using a fair value based estimate. Had SFAS No. 123 been adopted, there would be no change in either net income or earnings per share as no options have been granted to employees during the past three fiscal years.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses and effective June 30, 2002, is not amortized, however, in prior years it was amortized using the straight-line method over periods ranging from 15 to 40 years. The recorded goodwill primarily relates to the acquisition of Idea Industries. Other intangibles consist primarily of trademarks, brand names and patents that are being amortized using the straight-line method over periods up to 15 years.

Self-Insurance

The Company is partially self-insured for workers’ compensation and certain employee health benefits. The Company is self-insured for environmental issues. The Company purchases stop-loss coverage in order to limit its exposure to any significant levels of workers’ compensation or employee health benefit claims. Losses are recorded when reported and consist of individual case elements. Insurance reserves also include a provision for incurred but not reported losses determined using certain actuarial assumptions followed in the insurance industry and the Company’s own historical experience.

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

Advertising

The Company offers cooperative advertising to certain customers. The advertising costs are recorded in accordance with Statement of Position No. 93-7, “Reporting on Advertising Costs” and Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. The cost of these programs is expensed at the same time that the corresponding sales are recognized and are recorded as a reduction of gross sales. Advertising expense, including cooperative advertising, was $1,305,000 in 2004, $976,000 in 2003 and $1,889,000 in 2002.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding in each year. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding, plus all shares that would have been outstanding if every potentially dilutive common share had been issued. The numerators and denominators used in the calculations of basic and diluted EPS for each of the last three years are as follows:

	2004	2003	2002

Numerators:
Numerator for both basic and
diluted EPS, net income	$3,734,932	$2,230,899	$3,789,046

Denominators:
Denominator for both basic and
diluted EPS, weighted-average
common shares outstanding	4,516,245	4,516,706	4,569,942

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

		2004	2003	2002

Exercise $ 13	Price .64	6,050	6,875	19,254
$ 14.09		7,700	8,525	19,800
$ 16.74		-	6,962	9,988
$ 18.18		5,500	6,325	9,075
$ 18.41		-	130,240	-
$ 18.48		-	206,183	-
$ 26.54		-	61,413	61,413

Comprehensive Income

Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholders’ equity.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

New Accounting Standards

In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". This statement permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (‘the Act”). The Act, signed into law in December 2003, introduces a prescription drug benefit under Medicare (“Medicare part D”) and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Given the cap on postretirement benefits introduced in fiscal 2002, the Act is not expected to have a material impact on the Company’s accumulated postretirement benefit obligation or the net postretirement benefit costs, however, the Company has elected to defer the adoption of FSP FAS 106-2 until the specific authoritative accounting guidance for the federal subsidy is issued.

In December 2003, the FASB issued a revision of Statement of Financial Accounting Standards (“SFAS”) No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to improve financial disclosures for defined benefit plans. The revised SFAS requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The Company is now required to provide additional disclosures, including, but not limited to, a breakdown of plan assets by category, a description of investment policies and strategies and target allocation percentages for these asset categories. The Company adopted the revised disclosure provisions in the third quarter of fiscal 2004.

The Company adopted SFAS No. 142 in the first quarter of fiscal 2003. The Company’s reported net income and earnings per share information, exclusive of goodwill amortization required under previous accounting standards on an after tax basis is as follows:

	Fiscal 2004	Fiscal 2003	Fiscal 2002

Reported net income	$3,734,932	$2,230,899	$3,789,046
Add: Goodwill amortization,
net of income taxes	-	-	237,159

Adjusted net income	$3,734,932	$2,230,899	$4,026,205

Adjusted EPS	$ 0.83	$ 0.49	$ 0.88

The Company has performed the required impairment tests of goodwill and determined that the recorded goodwill is not impaired.

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

Reclassifications

Certain prior year information has been reclassified to conform to the current year presentation.

3. Impairment/ Severance	During 2003, the Company recorded $271,325 pre-tax of severance costs in other expense on the consolidated statement of operations, primarily related to the resignation of two of its executive officers in August 2002.

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

4. Inventories	Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

	July 3, 2004	June 28, 2003

Finished products	$15,256,160	$10,309,184
Consignment	3,292,297	3,610,427
Work in process	2,062,060	1,745,812
Raw materials	3,344,754	3,313,633

	$23,955,271	$18,979,056

5. Warranty	The Company provides a limited lifetime warranty on most products sold. Depending on the product, the lifetime warranty is generally defined in a range of three to fifteen years. The Company does not sell or otherwise issue warranties or warranty extensions as stand alone products. The warranty issues replacement products as the resolution for any warranty claims. Reserves have been established for the various costs associated with the Company’s warranty program. General warranty reserves are based on historical claims experience and other currently available information and are periodically adjusted for business levels and other factors. Specific reserves are established if an issue is identified with the amounts for such reserves based on the estimated cost to correct the problem. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

	July 3, 2004	June 28, 2003

Accrued warranty costs at the
beginning of the year	$ 275,000	$ 235,000
Payments made for warranty costs	(216,000)	(198,000)
Accrual for product warranty	228,000	238,000

Accrued warranty costs at the end
of the year	$ 287,000	$ 275,000

6. Long-Term Debt	Long-term debt obligations are summarized as follows:

	July 3, 2004	June 28, 2003

Revolving credit agreement	$ 24,500,000	$ 24,000,000
Capital lease obligations	52,605	65,420
Less: Current portion of
capital lease obligation	(13,741)	(12,815)

	$ 24,538,864	$ 24,052,605

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

At July 3, 2004, there was a $24,500,000 balance outstanding under this agreement. The interest rate on the first $20,000,000 of the outstanding balance was 1.315% plus an additional 85 basis points credit spread. The interest rate is adjusted to market rates at the end of each interest period and is based on the 90 day LIBOR rate. The interest rate on the remaining balance of $4,500,000 was 1.369%, which was the 30-day LIBOR rate plus an additional 85 basis points credit spread. The agreement requires the Company to pay a non-use fee on amounts not outstanding under the credit facility. At July 3, 2004, the non-use fee was .15%. Both the interest rate and the non-use fees on this agreement fluctuate according to the ratio of the Company’s adjusted total debt (funded debt less cash and cash equivalents) to EBITDA (earnings before interest, income taxes, depreciation and amortization). Compensating balances are not required by this agreement. The Company is required under this agreement to maintain certain financial ratios and, at July 3, 2004, was in compliance with these covenants.

7. Derivative Financial Instruments	The Company has entered into an interest rate swap agreement designated as a partial hedge of the Company’s variable rate revolving credit agreement. The purpose of this swap is to fix the interest rate on the variable rate debt and reduce the exposure to interest rate fluctuations. At July 3, 2004, the notional amount of the swap was $20,000,000. Under this agreement, the Company pays the counterparty interest at a fixed rate of 6.25%, and the counterparty pays the Company interest at a variable rate equal to LIBOR. The LIBOR rate on this agreement was 1.31% at July 3, 2004.

Neither the Company nor the counterparty, which is a major U.S. bank, is required to collateralize its obligation under the swap. The Company is exposed to loss if the counterparty should default. At July 3, 2004, the Company had no exposure to credit loss on the interest rate swap. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

The Company has recognized an after-tax gain of $756,847 in fiscal 2004 and loss of $619,822 in fiscal 2003 in other comprehensive income on the swap agreement. The gain/(loss) is made up of the following components:

	July 3, 2004 Pre-Tax	After-Tax	June 28, 2003	After-Tax	June 29, 2002	After-Tax

Change in fair value
of interest rate swap	$ 2,177,697	$ 1,415,850	$(15,938)	$(10,360)	$ (344,273)	$(223,356)
Settlement to interest
expense	(1,013,850)	(659,003)	(936,884)	(609,462)	(714,584)	(464,501)

Other comprehensive
income	$ 1,163,847	$ 756,847	$(952,822)	$(619,822)	$(1,058,857)	$(687,857)

8. Lease Commitments	The Company leases certain real property and equipment under various lease agreements. Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year are summarized as follows:

Fiscal Year	Operating	Capital

2005	$134,966	$ 16,988
2006	101,142	16,988
2007	80,323	16,988
2008	77,588	8,494
2009 and thereafter	472,061	-

Total minimum payments	$866,080	$ 59,458
Less - interest on capital leases	-	(6,853)

Total principal payable on capital leases
(included in Note 6)		$ 52,605

Rent expense under all operating leases was approximately $1,273,000, $1,017,000 and $868,000 in fiscal 2004, 2003 and 2002, respectively.

9. Retirement Plans	The Company has several noncontributory defined benefit pension plans and defined contribution plans covering substantially all of its employees. The defined benefit plans provide benefits based on the participants’ years of service. The Company’s funding policy for defined benefit plans is to make annual contributions, which equal or exceed regulatory requirements. The pension and profit-sharing plans at July 3, 2004 and June 28, 2003 held a combined total of 284,637 shares of the Company’s Class B common stock.

The Company’s Board of Directors annually approves contributions to the defined contribution plans. Expense for the discretionary profit-sharing plan amounted to $700,666, $667,192 and $750,261 in fiscal 2004, 2003 and 2002, respectively.

The Company also has a nonqualified supplemental retirement program (“SERP”) for designated officers of the Company, which includes death and disability benefits. The plan is funded from the general assets of the Company.

The postretirement health-care plan covers substantially all employees. The plan is unfunded and contributory. During fiscal 2002, the Company amended the plan to place a cap on the Company paid portion of health-care premiums for retirees.

The Company also provides a 401(k) plan for all of its employees. Employees may contribute up to 100 percent of their pay up to Internal Revenue Service limits. For all hourly employees, the Company will match 50 percent of the first 4 percent that an employee contributes. The amount expensed for the Company match provision of the plan was $218,481, $225,473, and $246,229 in fiscal 2004, 2003 and 2002, respectively.

Knape & Vogt Manufacturing Company and Subsidiaries

Notes to Consolidated Financial Statements

The Company uses a June 30 measurement date for the majority of its plans. The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s noncontributory pension plans, SERP and postretirement plans:

	Penison Benefits		SERP Benefits		Postretirement Health-Care Benefits
	2004	2003	2004	2003	2004	2003

Change in benefit obligations
Benefit obligations
at beginning of year	$20,324,552	$15,790,925	$3,511,333	$3,153,183	$2,346,600	$1,869,855
Service cost	492,019	348,632	7,022	1,850	88,547	64,437
Interest cost	1,101,529	1,111,277	195,358	191,440	125,997	135,608
Actuarial
(gains)	(1,994,348	3,829,278	(31,959)	485,108	(136,613)	449,288
losses
Benefits paid	(827,264)	(807,430)	(322,615)	(326,314)	(171,906)	(172,588))
Plan amendment	-	-	-	-	-	-
Other	2,861	51,870	-	6,066	-	-

Benefit obligation at end of year	$19,099,349	$20,324,552	$3,359,139	$3,511,333	$2,252,625	$2,346,600

Change in plan assets
Fair value of plan
assets at beginning of year	$20,028,261	$15,945,339	$-	$-	$-	$-
Actual return
on plan assets	2,383,935	439,211	-	-	-	-
Employer
contributions	187,887	4,451,141	322,615	326,314	171,906	172,588
Benefits paid	(827,264)	(807,430)	(322,615)	(326,314)	(171,906)	(172,588)

Fair value of plan assets at end of year	$21,772,819	$20,028,261	$-	$-	$-	$-

	2004	2003	2004	2003	2004	2003

Funded status	$2,673,470	$(296,291)	($3,359,139)	$(3,511,333)	$(2,252,625)	$(2,346,600)
Unrecognized
transition amount	(11,039)	(34,368)	-	-	384,302	432,339
Unrecognized net
actuarial loss	9,197,332	12,371,129	1,905,281	2,077,436	2,747,136	3,067,335
Unrecognized prior
service cost	537,759	676,522	(123,211)	(132,190)	(2,339,897)	(2,561,877)

Net amount recognized	$12,397,522	$12,716,992	$(1,577,069)	$(1,566,087)	$(1,461,084)	$(1,408,803)

Amounts recognized in the consolidate balance sheet consist of:
Prepaid pension
cost	$12,088,937	$12,503,491	$-	$-	$-	$-
Other retirement
benefits	(90,092)	(473,496)	(3,202,620)	(3,511,333)	(1,461,084)	(1,408,803)
Accumulated other
comprehensive
income	398,677	686,997	1,625,551	1,945,246	-	-

Net amount recognized	$12,397,522	$12,716,992	$(1,577,069)	$(1,566,087)	$(1,461,084)	$(1,408,803)

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

	Pension Benefits		SERP Benefits		Postretirement Health-Care Benefits

Weight-average assumptions	2004	2003	2004	2003	2004	2003

Discount rate	6.25%	5.5%	6.25%	5.5%	6.25%	5.5%
Expected return on
plan assets	8.0%	8.0%	N/A	N/A	N/A	N/A

The net periodic benefit cost related to the defined benefit plans is made up of the following components:

	Pension Benefits			SERP Benefits

	2004	2003	2002	2004	2003	2002

Service cost	$ 492,019	$ 348,632	$ 330,579	$ 7,022	$ 1,850	$ 1,747
Interest cost	1,101,529	1,111,277	1,056,040	195,358	191,440	225,298
Expected return on
plan assets	(1,771,387)	(1,561,435)	(1,389,192)	-	-	-
Net amortization	681,875	275,976	152,033	144,191	123,876	99,708

Net periodic benefit cost	$ 504,036	$ 174,450	$ 149,460	$346,571	$317,166	$326,753

	Postretirement Health-Care Benefits

	2004	2003	2002

Service cost	$ 88,547	$ 64,437	$174,406
Interest cost	125,997	135,608	230,373
Net amortization	9,643	(4,739)	67,335

Net periodic benefit cost	$224,187	$ 195,306	$472,114

The health care cost trend rate used to determine the postretirement health-care benefit obligation was 9.0% for 2004 and gradually decreases to 5.0% in 2008. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health-care cost trend rates would have the following effect:

One-Percentage Point	Increase	Decrease

Effect on total of service and interest
cost components	$ 1,628	$(1,504)
Effect on postretirement health-care
benefit obligation	$29,347	$(27,136)

The expected long-term rate of return used to determine the net periodic benefit cost was 8.0% for both years. The Company’s pension plan weighted-average asset allocation, by asset category was as follows:

	2004	2003

Equity securities	57.2%	39.5%
Debt securities	6.0%	39.3%
Money market, stable
value funds and cash	36.8%	21.2%

Total	100.0%	100.0%

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio is comprised of a diversified blend of equity investments, including a mix of large and small capital mutual funds, as well as growth, value, international mutual funds and Company stock. Fixed income investments include both individual debt issues, along with short-term and intermediate term bond funds.

The Company reviews historical market data and long-term historical relationships, along with current market factors, such as inflation and interest rates when determining the long-term rate of return for plan assets. Peer data and historical returns are also reviewed to check the reasonableness and appropriateness of the long-term rates.

The Company expects to contribute $189,000 to its defined benefit pension plan, $324,000 to its SERP plan and $203,000 to its other post retirement benefit plan in fiscal 2005. Our estimated future benefit payments under our benefit plans are as follows:

	Pension	SERP	Postretirement Health-Care

2005	$ 934,909	$ 322,895	$ 217,087
2006	937,657	319,161	196,594
2007	978,141	315,081	182,226
2008	1,039,758	310,632	182,305
2009	1,092,865	305,805	184,338
2010-2014	6,307,388	1,435,414	967,575

10. Income Taxes	Income tax expense (benefit) consists of:

Year Ended	July 3, 2004	June 28, 2003	June 29, 2002

Current:
United States	$ 1,991,267	$ (581,499)	$ 716,000
Foreign, state and local	437,942	(53,000)	12,000

Total current	2,429,209	(634,499)	728,000

Deferred:
United States	(638,000)	508,000	1,266,000
Foreign	(100,942)	499,000	83,000
State and local	100,000	14,000	46,000

Total deferred	(638,942)	1,021,000	1,395,000

Income tax expense	$ 1,790,267	$ 386,501	$2,123,000

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

The difference between the federal statutory tax rate and the effective tax rate on continuing operations was as follows:

Year Ended	July 3, 2004	June 28, 2003	June 29, 2002

Federal income taxes at the
statutory rate	$ 1,879,000	$ 890,000	$2,010,000
Foreign earnings taxed at
foreign statutory rate	-	113,000	19,000
State and local income taxes	22,000	(15,000)	19,000
Tax audit settlement	(169,000)	-	-
Utilization of previously
disallowed loss	-	(607,000)	-
Other	58,267	5,501	75,000

Income tax expense	$ 1,790,267	$ 386,501	$2,123,000

During fiscal 2003, the Company amended its income tax returns previously filed for fiscal years 1997 and 1999. A change in the federal tax law allowed the Company to utilize a portion of its capital loss from fiscal 1999 that had been previously disallowed. As a result of this change, the Company recognized an income tax benefit of $607,000.

The sources of the net deferred income tax liability were as follows:

	July 3, 2004	June 28, 2003

Property and equipment	$ 6,592,000	$ 7,097,000
Pension accrual	4,594,000	4,533,000
Supplemental retirement plan	(1,213,000	(1,208,000
Benefit related accruals	(1,000,000	(1,445,000
Inventory reserves	(2,145,000	(1,607,000
Rebates, advertising and royalty accrual	(251,000	(186,000
Derivative instrument	(487,000	(894,000
Other	(503,325	(1,013,000

	$ 5,586,675	$ 5,277,000

No provision has been made for taxes that may result from future remittances of $3.5 million in undistributed earnings of foreign subsidiaries as of July 3, 2004 because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of any unrecognized deferred income tax liability on earnings not remitted is not practicable.

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

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

Under the Company’s 1997 Stock Incentive plan, up to 660,000 shares of the Company’s common stock are available for issuance. Issuance can be in the form of stock options or restricted stock; however, no more than 55,000 shares can be issued as restricted stock. Stock options can be granted as incentive stock options or nonqualified stock options. The number of shares of common stock subject to an option granted to a participant under this plan is determined based on the amount of the participant’s election under the Company’s bonus plan. Each participant may elect to receive options by electing to forego a portion of the cash bonus that may be earned by the participant, with the option price determined in accordance with the plan. The exercise price per share of common stock purchasable under an option is a single fixed exercise price equal to 100% of the fair market value of the common stock at the award date increased by a fixed percentage (based on U.S. Treasury Securities plus 2% less a projected dividend yield) compounded annually over the term of the option. In general, the options vest three years after the date the option was granted and expire five years after the grant date. During fiscal 2004, 2003 and 2002, no options were granted to participants.

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

Transactions under the plans are as follows:

Year Ended	July 3, 2004	Weighted- Average Exercise Price	June 28, 2003	Weighted- Average Exercise Price	June 29, 2002	Weighted- Average Exercise Price

Options outstanding,
beginning of year	454,023	$ 19.12	548,848	$ 18.80	563,214	$ 18.73
Forfeited	(201,090)	$ 20.92	(94,825)	$ 17.26	(14,366)	$ 16.34

Options outstanding at end
of year	252,933	$ 17.78	454,023	$ 19.12	548,848	$ 18.80

Options exercisable at end
of year	225,433	$ 18.19	220,340	$ 20.30	119,530	$ 20.94

Options available for
grant, end of year	443,275		240,657		175,262

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

A summary of stock options outstanding at July 3, 2004 follows:

Outstanding			Exercisable
Price Ranges	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Shares	Weighted-Average Exercise Price

$12.50 - $14.50	41,250	$ 14.25	1.98	13,750	$ 13.89
$16.50 - $18.50	211,683	$ 18.47	1	211,683	$ 18.47

	252,933	$ 17.78	1.0	225,433	$ 18.19

The Company uses the Black-Scholes option-pricing model to determine the fair value of each option at the grant date, however no options have been granted for the years presented above.

12. Stockholder' Equity	The Company has three classes of stock: common stock, Class B common stock and unissued preferred stock. Each share of common stock entitles the holder thereof to one vote on all matters submitted to the shareholders. Each share of Class B common stock entitles the holder to 10 votes on all such matters, except that the holders of common stock are entitled to elect, voting separately as a class, at least one-quarter of the Company’s directors to be elected at each meeting held for the election of directors. In all other instances, holders of common stock and Class B common stock vote together, except for matters affecting the powers, preferences or rights of the respective classes or as otherwise required under the Michigan Business Corporation Act. With respect to dividend rights, each share of common stock is entitled to cash dividends at least 10% higher than those payable on each share of Class B common stock. Class B common stock is subject to certain restrictions on transfer, but is convertible into common stock on a share-for-share basis at any time.

The Company has a stock repurchase program under which it purchased no shares in fiscal 2004 and 2,280 shares during fiscal 2003 with the price per share ranging from approximately $9 to $11. At July 3, 2004, the Company has remaining authorization to repurchase an additional 272,202 shares.

13. Business Segments	During the fourth quarter of fiscal 2004, management began managing the business and reviewing financial information by market channel rather than by the previous Home & Commercial Products and Office Products divisions.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

The Office Products division was segregated into two market channels: OEM and dealer. The OEM market channel sells precision drawer slides, hardware and ergonomic products to original equipment office furniture manufacturers. The dealer market channel sells ergonomic products to independent office furniture dealers. These dealers purchase product from office furniture manufacturers and resell the furniture along with design and installation services to the end customer.

The Home & Commercial Products division was segregated into two market channels: consumer and distribution/other. The consumer market channel sells to a majority of the Company’s product lines to retailers. The distribution/other market channel sells many of the Company’s product lines to kitchen and bath OEM manufacturers and full line woodworking distributors.

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

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies.

	Office Products OEM	Office Products Dealer	Consumer	Distribution and Other	Manufacturing	Corporate and Other	Consolidated Total

Year Ended July 3, 2004: Net sales to
external customers	$ 37,278,233	$9,141,248	$38,138,743	$64,419,518	-	$ -	$148,977,742
Operating profit
before administrative
costs, other expenses and income taxes	(2,521,640)	1,279,954	1,402,569	10,456,455	798,463	-	11,415,801
Administrative costs,
other expenses	-	-	-	-	-	5,890,602	5,890,602
Income tax expense
(benefit)	-	-	-	-	-	1,790,267	1,790,267
Net income (loss)	(2,314,788)	1,279,954	1,402,569	10,456,455	591,411	(7,680,669)	3,734,932

In fiscal year 2003, the Company segregated its business segments into the Office Products and Home & Commercial Products divisions. This information is provided below:

	Office Products	Home and Commercial Products	Corporate and Other	Consolidated Total

Year Ended June 28, 2003: Net sales to external
customers	$ 35,659,838	$89,260,638	-	$124,920,476
Income tax expense
(benefit)	(37,000)	4,751,000	(4,327,499)	386,501
Net income (loss)	(76,048)	7,964,928	(5,657,981)	2,230,899

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

Geographic information related to net sales, based on location of our customers is summarized between domestic and foreign locations as follows:

Year Ended	July 3, 2004	June 28, 2003	June 29, 2002

Net sales:
United States	$131,448,845	$109,926,057	$115,948,838
Canada	12,450,557	10,048,356	9,552,947
Other foreign	5,078,340	4,946,063	5,979,846

All property and equipment is held in the United States.

The Company does not believe that it is dependent upon any single customer, however the Company’s largest customer accounts for approximately 12% of consolidated gross sales.

14. Quarterly Results (Unaudited)	The table below sets forth summary unaudited information on a quarterly (Unaudited) basis. The first three quarters of fiscal 2004 each contained 13 weeks and the fourth quarter contained 14 weeks.

Year Ended July 3, 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$ 36,013,012	$ 34,342,986	$ 36,859,638	$ 41,762,106
Gross profit	$ 7,052,310	$ 7,160,611	$ 7,947,384	$ 8,568,038
Operating income	$ 1,264,086	$ 1,253,817	$ 2,204,333	$ 2,437,366
Net income	$ 669,874	$ 441,905	$ 1,138,341	$ 1,484,812
Earnings per share-basic
and diluted	$ 0.15	$ 0.10	$ 0.25	$ 0.33
Cash dividend-common stock	$ 0.165	$ 0.165	$ 0.165	$ 0.165
Cash dividend-Class B
common stock	$ 0.15	$ 0.15	$ 0.15	$ 0.15

Year Ended June 28, 2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$ 30,931,347	$ 30,117,755	$ 31,956,451	$ 31,914,923
Gross profit	$ 6,987,093	$ 6,478,520	$ 6,611,658	$ 7,204,895
Operating income	$ 632,164	$ 1,659,205	$ 322,579	$ 1,206,178
Net income	$ 194,963	$ 851,730	$ 395,387	$ 788,819
Earnings per share-basic
and diluted	$ 0.04	$ 0.19	$ 0.09	$ 0.17
Cash dividend-common stock	$ 0.165	$ 0.165	$ 0.165	$ 0.165
Cash dividend-Class B
common stock	$ 0.15	$ 0.15	$ 0.15	$ 0.15

15. Commitments and Contingencies	The Canada Customs and Revenue Agency (“CCRA”) has performed an audit of the Company’s sales to its wholly-owned subsidiary, Knape & Vogt Canada.

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

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

The Company was sued in the Kent County, Michigan Circuit Court in 1997 by a former employee seeking additional benefits under an executive retirement plan. The Circuit Court ruled in favor of the plaintiff, but in June 2002, the Circuit Court was reversed on the Company’s appeal to the Michigan Court of Appeals. A delayed request for leave to appeal to the Michigan Supreme Court which the plaintiff filed was denied during the fourth quarter of fiscal 2003. In August 2002, the plaintiff filed a lawsuit seeking these retirement benefits in the Federal District Court for the Western District of Michigan. The Company moved to dismiss the federal litigation based on the statute of limitations. In September 2003, the Federal District Court dismissed the litigation. In October 2003, the plaintiff appealed the dismissal to the Sixth Circuit Court of Appeals. That appeal is pending. Management believes that any liability resulting from this case will not have a material adverse affect on the Company’s earnings.

The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of business.

In the opinion of management, based on the information presently known and taking into account established accruals of approximately $455,000 at July 3, 2004, the ultimate liability for these matters will not have a material adverse effect on the Company’s financial position or the results of its operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Knape & Vogt Manufacturing Company and subsidiaries (the “Company”) as of July 3, 2004 and June 28, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 3, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 3, 2004 and June 28, 2003, and the results of its operations and its cash flows for each of the three years in the period ended July 3, 2004, in conformity with accounting principles generally accepted in the United States of America.

Our audits also included the financial statement schedules of Knape & Vogt Manufacturing Company, listed in Item 14. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Grand Rapids, Michigan
August 6, 2004

PART III

ITEM 9A — CONTROLS AND PROCEDURES

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

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Directors of Registrant. Information relating to directors and director nominees of the Company, contained in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held October 15, 2004, and filed pursuant to Regulation 14A, is incorporated herein by reference.

        Executive Officers of Registrant. Information relating to the executive officers of the Company is included in Part I of this Form 10-K.

ITEM 11 — EXECUTIVE COMPENSATION

        The information under the captions “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” and “Aggregated Stock Option Exercises in Fiscal 2002 and Year End Option Values,” is incorporated herein by reference from the Company’s definitive Proxy Statement for its annual Meeting of Shareholders to be held October 15, 2004, filed pursuant to Regulation 14A.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information under the captions “Voting Securities and Principal Shareholders” and “Directors and Nominees” is incorporated herein by reference from the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held October 15, 2004, filed pursuant to Regulation 14A.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the caption “Directors and Nominees” is incorporated herein by reference from the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held October 15, 2004, filed pursuant to Regulation 14A.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information under the caption “Independent Registered Public Accountants” is incorporated herein by reference from the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held October 15, 2004, filed pursuant to Regulation 14A.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)    (1)    Financial Statements

        The following financial statements, all of which are set forth in Item 8, are filed as part of this report.

Page Number in Form 10-K Report
Consolidated Statements of Operations	19
Consolidated Balance Sheets	20-21
Consolidated Statements of Stockholders' Equity	22
Consolidated Statements of Cash Flows	23
Notes to Consolidated Financial Statements	24-40
Report of Independent Registered Public Accounting Firm	41

                  (2)    Financial Statement Schedule

           The following financial statement schedule included in this Form 10-K on the page noted.

Page Number in Form 10-K Report
Schedule II - Valuation and Qualifying Accounts and Reserves	47

           All other schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

                  (3)    Exhibits

           Reference is made to the Exhibit Index, which is found on pages 49 and 50 of this Form 10-K Annual Report.

(b)     Reports on Form 8-K

          Knape & Vogt filed the following report on Form 8-K during the quarter ended July 3, 2004.

Date of Report	Filing Date	Items Reported

April 22, 2004	April 22, 2004	Under Item 9, this Form 8-K included a press release that reported Knape & Vogt’s financial results for the third quarter of fiscal 2004, which ended March 27, 2004.

The press release included summary consolidated financial data for the quarters ended March 27, 2004 and March 29, 2003 and the year-to-date periods ended March 27, 2004 and March 29, 2003. The press release also contained balance sheet information as of March 27, 2004 and March 29, 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

We have audited the financial statements of Knape & Vogt Manufacturing Company as of July 3, 2004 and June 28, 2003, and for each of the three years in the period ended July 3, 2004, and have issued our report thereon dated August 6, 2004; such financial statements and report are included in your 2004 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Knape & Vogt Manufacturing Company, listed in Item 14. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Grand Rapids, Michigan
August 6, 2004

Knape & Vogt Manufacturing Company and Subsidiaries
Schedule II — Valuation and Qualifying Accounts and Reserves

Column A	Column B	Column C	Column D	Column E

Description	Balance beinning of period	Charged to costs and expenses	Deductions	Balance end of period

Year ended July 3, 2004:
Allowance for:
Doubtful accounts	$ 658,000	$ (54,000)	$ 142,000	$ 462,000
Cash discounts	145,000	1,753,000	1,686,000	212,000

	803,000	1,699,000	1,828,000	674,000
Returned goods reserve	184,000	1,455,000	1,309,000	330,000
Warranty reserve	275,000	228,000	216,000	287,000
Inventory obsolescence	1,144,000	1,203,000	699,000	1,648,000

Year ended June 28, 2003:
Allowance for:
Doubtful accounts	$ 633,000	$ 80,000	$ 55,000	$ 658,000
Cash discounts	122,000	1,169,000	1,146,000	145,000

	755,000	1,249,000	1,201,000	803,000
Returned goods reserve	147,000	656,000	619,000	184,000
Warranty reserve	235,000	238,000	198,000	275,000
Inventory obsolescence	1,439,000	213,000	508,000	1,144,000

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

By /s/ Leslie J. Cummings
Leslie J. Cummings, Vice President of Finance
and Treasurer

Date: August 30, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 30, 2004, by the following persons on behalf of the registrant in the capacities indicated.

/s/ William R. Dutmers
William R. Dutmers, Chairman of the Board and
Chief Executive Officer

/s/ Thomas A. Hilborn
Thomas A. Hilborn, Director

/s/ Richard S. Knape
Richard S. Knape, Director

/s/ Gregory Lambert
Gregory Lambert, Director	/s/ John E. Fallon John E. Fallon, Director /s/ Michael J. Kregor Michael J. Kregor, Director /s/ Robert J. Knape Robert J. Knape, Director /s/ Christopher Norman Christopher Norman, Director

KNAPE & VOGT MANUFACTURING COMPANY
ANNUAL REPORT — FORM 10-K

EXHIBIT INDEX

3(a)

Certificate of Amendment to the Articles of Incorporation, and the Restated Articles of Incorporation of the Company, which were filed as Exhibit 3(a) of the Registrant’s Form 10-K Annual Report for the fiscal year ended June 30, 1987, are incorporated by reference.

3(b)	Bylaws as amended April 23, 1999, filed as Exhibit 3.1 of the Registrant’s Form 10-Q Third Quarter Report for the fiscal year ended June 30, 1999, are incorporated by reference.

10(a)	Supplemental Executive Retirement Plan, which was filed as Exhibit 10 of the Registrant’s Form 10-K Annual Report for the fiscal year ended June 30, 1981, is incorporated by reference.

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

10(d)

Loan agreement with Comerica Bank dated August 28, 2003, which was filed as Exhibit 10(a) of the Registrant’s Form 10-Q Quarterly Report for the first quarter ended September 27, 2003, is incorporated by reference.

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

21	Subsidiaries of Registrant.

23	Consent of Deloitte & Touche LLP, independent registered public accountants.

31.1

Certificate of the Chairman of the Board and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certificate of the Executive Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

EXHIBIT 21

SCHEDULE OF SUBSIDIARIES OF KNAPE & VOGT MANUFACTURING COMPANY

Knape & Vogt Canada, Inc. (organized under the laws of Ontario, Canada)

Feeny Manufacturing Company (organized under the laws of Michigan)

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 33-20227, 33-43794 and 33-88212 of Knape & Vogt Manufacturing Company on Form S-8 of our report dated August 6, 2004, appearing in this Annual Report on Form 10-K of Knape & Vogt Manufacturing Company for the year ended July 3, 2004.

DELOITTE & TOUCHE LLP
Grand Rapids, Michigan
August 6, 2004

EXHIBIT 31.1

I, William R. Dutmers, certify that:

1.	I have reviewed this annual report on Form 10-K of Knape & Vogt Manufacturing Company;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Dated: August 30, 2004	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

EXHIBIT 31.2

I, Leslie J. Cummings, certify that:

1.	I have reviewed this annual report on Form 10-K of Knape & Vogt Manufacturing Company;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Dated: August 30, 2004	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer

EXHIBIT 32.1

        I, William R. Dutmers, Chairman of the Board and Chief Executive Officer of Knape & Vogt Manufacturing Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Annual Report on Form 10-K for the fiscal year ended July 3, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, and

(2)

the information contained in the Annual Report on Form 10-K for the fiscal year ended July 3, 2004 fairly presents, in all material respects, the financial condition and results of operations of Knape & Vogt Manufacturing Company.

Dated: August 30, 2004	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

EXHIBIT 32.2

        I, Leslie J. Cummings, Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Annual Report on Form 10-K for the fiscal year ended July 3, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, and

(2)

the information contained in the Annual Report on Form 10-K for the fiscal year ended July 3, 2004 fairly presents, in all material respects, the financial condition and results of operations of Knape & Vogt Manufacturing Company.

Dated: August 30, 2004	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer