Form 10-K/A
period 2004-07-03
KNAPE & VOGT MANUFACTURING CO
filed 2004-10-18
CIK 56362

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

Common Stock, par value $2.00 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K __.

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

EXPLANATORY NOTE

        Knape & Vogt Manufacturing Company (the “Company”) hereby amends Part I, Item 8, and Part IV, Item 15, of its Annual Report on Form 10-K for the fiscal year ended July 3, 2004, as originally filed with the Securities & Exchange Commission on August 30, 2004 (the “Original Form 10-K”). The Company is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to do the following: (a) to add the conformed signature of its independent auditors Deloitte & Touche LLP to the Report of Independent Registered Public Accounting Firm, with respect to the Consolidated Balance Sheets of the Company as of July 3, 2004 and June 28, 2003 and the related Consolidated Statements of Operations, Stockholders Equity, and Cash Flows for each of the three years in the period ended July 3, 2004 and the related financial statement schedule (the “Report”); (b) to correct the reference in the last paragraph of the Report opining on the financial statement schedule from Item 14 to Item 15; (c) to delete the separate Report of Independent Registered Public Accounting Firm with respect to the financial statement schedule; and (d) to file an updated Consent of Independent Registered Public Accounting Firm, Exhibit 23.

        In accordance with the rules of the Securities and Exchange Commission, the Company has set forth the text of Item 8 and Item 15 in their entirety and included the updated Exhibit 23 consent. In addition, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been added as Exhibits 31.1 and 31.2 and updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been added as Exhibits 32.1 and 32.2 to this Amendment No. 1.

        This Amendment No. 1 is limited in scope to the portions of the Original Form 10-K set forth above and does not amend, update, or change any other items or disclosures contained in the Original Form 10-K. Accordingly, all other items that remain unaffected are omitted in this filing. None of the amendments to the Original Form 10-K reflected in this Amendment No. 1 resulted in a change to or restatement of the financial statements or other financial information included in the Original Form 10-K.

        This Amendment No. 1 continues to speak as of the date of the original filing of the Original Form 10-K and we have not updated the disclosures contained therein to reflect any events that occurred at any subsequent date. The filing of this Amendment No. 1 shall not be deemed an admission that the Original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

PART I
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

The sources of the net deferred income tax liability were as follows:

	July 3, 2004	June 28, 2003

Property and equipment	$ 6,592,000	$ 7,097,000
Pension accrual	4,594,000	4,533,000
Supplemental retirement plan	(1,213,000)	(1,208,000)
Benefit related accruals	(1,000,000)	(1,445,000)
Inventory reserves	(2,145,000)	(1,607,000)
Rebates, advertising and royalty accrual	(251,000)	(186,000)
Derivative instrument	(487,000)	(894,000)
Other	(503,325)	(1,013,000)

	$ 5,586,675	$ 5,277,000

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

Our audits also included the financial statement schedule of Knape & Vogt Manufacturing Company, listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Grand Rapids, Michigan
August 6, 2004

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)      (1)  Financial Statements

                  The following financial statements, all of which are set forth in Item 8, are filed as part of this report.

Page Number in Form 10-K/A Report Amendment No. 1
Consolidated Statements of Operations	4
Consolidated Balance Sheets	5-6
Consolidated Statements of Stockholders' Equity	7
Consolidated Statements of Cash Flows	8
Notes to Consolidated Financial Statements	9-25
Report of Independent Registered Public Accounting Firm	26

                (2)   Financial Statement Schedule

                  The following financial statement schedule is included in this Form 10-K/A on the page noted.

Page Number in Form 10-K/A Report Amendment No. 1

Schedule II - Valuation and Qualifying Accounts and Reserves	29

        All other schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

                (3)   Exhibits

                  Reference is made to the Exhibit Index, which is found on pages 31 and 32 of this Form 10-K/A Amendment No. 1.

(b)     Reports on Form 8-K

        Knape & Vogt filed the following Report on Form 8-K during the quarter ended July 3, 2004.

Date of Report April 22, 2004	Filing Date April 22, 2004	Items Reported

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

Knape & Vogt Manufacturing Company and Subsidiaries
Schedule II — Valuation and Qualifying Accounts and Reserves

Column A	Column B	Column C	Column D	Column E

Description	Balance beginning of period	Charged to costs and expenses	Deductions	Balance end of period

Year ended July 3, 2004:

Allowance for:
Doubtful accounts	$ 658,000	$ (54,000)	$ 142,000	$ 462,000
Cash discounts	145,000	1,753,000	1,686,000	212,000

	803,000	1,699,000	1,828,000	674,000
Returned goods reserve	184,000	1,455,000	1,309,000	330,000
Warranty reserve	275,000	228,000	216,000	287,000
Inventory obsolescence	1,144,000	1,203,000	699,000	1,648,000

Year ended June 28, 2003:
Allowance for:
Doubtful accounts	$ 633,000	$ 80,000	$ 55,000	$ 658,000
Cash discounts	122,000	1,169,000	1,146,000	145,000

	755,000	1,249,000	1,201,000	803,000
Returned goods reserve	147,000	656,000	619,000	184,000
Warranty reserve	235,000	238,000	198,000	275,000
Inventory obsolescence	1,439,000	213,000	508,000	1,144,000

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

By /s/ Leslie J. Cummings
Leslie J. Cummings, Vice President of Finance
and Treasurer

Date: October 15, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 15, 2004, by the following persons on behalf of the registrant in the capacities indicated. Each director of the registrant, whose signature appears below, hereby appoints William R. Dutmers and Leslie J. Cummings, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

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

KNAPE & VOGT MANUFACTURING COMPANY
FORM 10-K/A AMENDMENT NO. 1 TO
ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

3(a)	Certificate of Amendment to the Articles of Incorporation, and the Restated Articles of Incorporation of the Company, which were filed as Exhibit 3(a) of the Registrant’s Form 10-K Annual Report for the fiscal year ended June 30, 1987, are incorporated by reference.

3(b)	Bylaws as amended April 23, 1999, filed as Exhibit 3.1 of the Registrant’s Form 10-Q Third Quarter Report for the fiscal year ended June 30, 1999, are incorporated by reference.

10(a)	Supplemental Executive Retirement Plan, which was filed as Exhibit 10 of the Registrant’s Form 10-K Annual Report for the fiscal year ended June 30, 1981, is incorporated by reference.

10(b)	Knape & Vogt Manufacturing Company 1987 Stock Option Plan, effective October 16, 1987, which was filed as Exhibit I to Registrant’s definitive Proxy Statement dated September 23, 1987, is incorporated by reference.

10(c)	Knape & Vogt Manufacturing Company Employees’ Retirement Savings Plan (July 1, 1989 Restatement), as amended, which was filed as Exhibit 99 to Registrant’s Registration Statement on Form S-8 (Reg. No. 33-88212), is incorporated by reference.

10(d)	Loan agreement with Comerica Bank dated August 28, 2003, which was filed as Exhibit 10(a) of the Registrant’s Form 10-Q Quarterly Report for the first quarter ended September 27, 2003, is incorporated by reference.

10(h)	Interest swap agreement with Bank One dated June 1, 1999, which was filed as Exhibit 10(e) of the Registrant’s Form 10-K Annual Report for the fiscal year ended June 30, 1999, is incorporated by reference.

10(i)	Knape & Vogt Manufacturing Company 1997 Stock Incentive Plan, which was filed as Appendix A to the Registrant’s proxy statement dated September 17, 1997, is incorporated by reference.

10(j)	Restricted Share Grant Agreement dated February 1, 2000, between Knape & Vogt Manufacturing Company and William R. Dutmers, filed as Exhibit 10.1 of the Registrant’s Form 10-Q Third Quarter Report of the fiscal year ended July 1, 2000, is incorporated by reference.

10(k)	Stock Option Agreement for Nonqualified Stock Option dated February 1, 2000, between Knape & Vogt Manufacturing Company and William R. Dutmers, filed as Exhibit 10.2 of the Registrant’s Form 10-Q Third Quarter Report for the fiscal year ended July 1, 2000, is incorporated by reference.

21	Subsidiaries of Registrant by reference to the 2004 Form 10-K, Exhibit 21, as originally filed.

23	Consent of Deloitte & Touche LLP, independent registered public accounting firm.*

31.1	Certificate of the Chairman of the Board and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of the Executive Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of the Chairman of the Board and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certificate of the Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 33-20227, 33-43794 and 33-88212 of Knape & Vogt Manufacturing Company on Form S-8 of our report dated August 6, 2004, appearing in this Form 10-K/A Amendment No. 1 to the Annual Report on Form 10-K of Knape & Vogt Manufacturing Company for the year ended July 3, 2004.

/s/ Deloitte & Touche LLP
Grand Rapids, Michigan
October 18, 2004

EXHIBIT 31.1

I, William R. Dutmers, certify that:

1.	I have reviewed this Form 10-K/A Amendment No. 1 to the annual report on Form 10-K of Knape & Vogt Manufacturing Company;

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

Date: October 15, 2004

/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

EXHIBIT 31.2

I, Leslie J. Cummings, certify that:

1.	I have reviewed this Form 10-K/A Amendment No. 1 to the annual report on Form 10-K of Knape & Vogt Manufacturing Company;

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

Date: October 15, 2004

/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer

EXHIBIT 32.1

In connection with Form 10-K/A Amendment No. 1 to the Annual Report on Form 10-K of Knape & Vogt Manufacturing Company for the fiscal year ended July 3, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William R. Dutmers, Chairman of the Board and Chief Executive Officer of Knape & Vogt Manufacturing Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Knape & Vogt Manufacturing Company.

Date: October 15, 2004

/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

EXHIBIT 32.2

In connection with Form 10-K/A Amendment No. 1 to the Annual Report on Form 10-K of Knape & Vogt Manufacturing Company for the fiscal year ended July 3, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Leslie J. Cummings, Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Knape & Vogt Manufacturing Company.

Date: October 15, 2004

/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer