Form 10-Q
period 2004-10-02
KNAPE & VOGT MANUFACTURING CO
filed 2004-10-22
CIK 56362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 2, 2004

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

YES ______ NO __X__

        As of October 15, 2004, Knape & Vogt Manufacturing Company had 2,345,131 shares of Common Stock outstanding and 2,171,974 shares of Class B Common Stock outstanding.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION	Page	No.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
--October 2, 2004 and July 3, 2004	2

Condensed Consolidated Statements of Income
--Three Months Ended Oct. 2, 2004 and Sept. 27, 2003	3

Condensed Consolidated Statement of Stockholders' Equity
--Three Months Ended Oct. 2, 2004	4

Condensed Consolidated Statements of Cash Flows
--Three Months Ended Oct. 2, 2004 and Sept. 27, 2003	5

Notes to Condensed Consolidated Financial Statements	6-	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11	-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	16	-17

SIGNATURES	18

EXHIBIT INDEX	19

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) Oct. 2, 2004	July 3, 2004

Assets Current assets
Cash	$ 4,978,553	$ 5,278,869
Accounts receivable - net	18,985,824	19,959,442
Inventories	24,085,155	23,955,271
Prepaid expenses and other current assets	714,110	950,911

Total current assets	48,763,642	50,144,493

Property, plant and equipment	84,802,592	84,215,531
Less accumulated depreciation	57,028,767	55,531,817

Net property, plant and equipment	27,773,825	28,683,714

Goodwill	4,772,837	4,772,837
Prepaid pension cost	11,975,187	12,088,937
Other assets	555,004	561,345

	$ 93,840,495	$ 96,251,326

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 10,084,412	$ 11,299,675
Other accrued liabilities	9,564,099	11,506,033

Total current liabilities	19,648,511	22,805,708
Long-term debt and capital leases	25,508,289	24,538,864
Deferred income taxes and other long-term liabilities	11,852,976	12,082,536

Total liabilities	57,009,776	59,427,108

Stockholders' Equity
Common stock (Common - 2,345,131 and 2,331,860 shares
issued and outstanding, Class B common - 2,171,974 and
2,184,489 shares issued and outstanding)	9,034,210	9,032,698
Preferred stock -unissued	-	-
Additional paid-in capital	7,552,997	7,544,749
Unearned stock grant	(94,500)	(94,500)
Accumulated other comprehensive loss	(1,486,975)	(1,805,866)
Retained earnings	21,824,987	22,147,137

Total stockholders' equity	36,830,719	36,824,218

	$ 93,840,495	$ 96,251,326

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	Oct. 2, 2004	Sept. 27, 2003

Net sales	$ 38,385,770	$ 36,013,012

Cost of sales	31,580,994	28,960,702

Gross profit	6,804,776	7,052,310

Selling and administrative expenses	5,835,251	5,788,224

Operating income	969,525	1,264,086

Interest and other expenses, net	307,158	392,929

Income before income taxes	662,367	871,157

Income taxes	271,856	201,282

Net income	$ 390,511	$ 669,875

Basic and diluted earnings per share	$ 0.09	$ 0.15

Weighted average shares outstanding	4,516,681	4,515,925

Cash dividend - common stock	$ 0.165	$ 0.165

Cash dividend - Class B common stock	$ 0.15	$ 0.15

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock	Additional paid-in capital	Unearned stock grant	Accumulated other comprehensive loss	Retained earnings	Total

Balance, July 3, 2004	$9,032,698	$7,544,749	$(94,500)	$(1,805,866)	$ 22,147,137	$ 36,824,218

Comprehensive income
Net income	-	-	-	-	390,511	390,511
Foreign currency translation adjustment	-	-	-	225,510	-
Gain on derivative instrument	-	-	-	93,381	-

Other comprehensive income	-	-	-	318,891	-	318,891

Comprehensive income						709,402

Cash dividends	-	-	-	-	(712,661)	(712,661)
Restricted stock issued	1,512	8,248	-	-	-	9,760

Balance, October 2, 2004	$9,034,210	$7,552,997	$(94,500)	$(1,486,975)	$ 21,824,987	$ 36,830,719

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended

	Oct. 2, 2004	Sept. 27, 2003

Operating Activities Net income	$ 390,511	$ 669,875
Non-cash items:
Depreciation and amortization	1,515,294	1,630,766
Deferred income taxes	(141,894)	354,373
Change in retirement plan cost	107,341	64,800
Loss (gain) on disposal of fixed assets	(1,103)	26,661
Other	5,981	-
Changes in operating assets and liabilities:
Accounts receivable	1,070,829	(3,580,931)
Inventories	(129,884)	649,495
Other current assets	238,291	147,235
Accounts payable and accrued expenses	(3,099,913)	(8,235)

Net cash used for operating activities	(44,547)	(45,961)

Investing Activities:
Additions to property, plant and equipment	(716,514)	(440,487)
Proceeds from sales of property, plant and equipment	-	800
Other	(1,789)	(17,765)

Net cash used for investing activities	(718,303)	(457,452)

Financing Activities:
Dividends paid	(712,661)	(712,174)
Borrowings on long-term debt	10,926,159	11,339,040
Payments on long-term debt and capital leases	(9,956,734)	(10,153,120)

Net cash provided by financing activities	256,764	473,746

Effect of Exchange Rate Changes on Cash	205,770	(3,473)

Net Decrease in Cash and Equivalents	(300,316)	(33,140)
Cash and equivalents, beginning of year	5,278,869	3,846,611

Cash and equivalents, end of period	$ 4,978,553	$ 3,813,471

Cash Paid During the Period - interest	$ 441,839	$ 388,394
- income taxes	1,827,800	-

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

The condensed consolidated financial statements have been prepared by Knape & Vogt Manufacturing Company (the “Company”), without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes that the disclosures made in this document are adequate so as not to make the information presented misleading. Operating results for the three-month period ended October 2, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2005. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended July 3, 2004.

The Company utilizes a 52- or 53-week fiscal year, which ends on the Saturday nearest the end of June. The fiscal year ended July 3, 2004 contained 53 weeks, while the fiscal year ending July 2, 2005 will contain 52 weeks. Both three-month periods ended on October 2, 2004 and September 27, 2003 contained 13 weeks.

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

Note 2 – New Accounting Standards

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP FAS 106-2 supercedes FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides guidance on the accounting, disclosure, effective date and transition rules related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP FAS 106-2 was adopted during the first quarter and had no impact on the financial statements.

Note 3 – Derivative Instrument

The Company uses an interest rate swap agreement to modify a portion of the variable rate revolving line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement is designated as a hedge, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Amounts currently due to or from interest-rate-swap-counter parties are recorded in interest expense in the period in which they accrue. The derivative, which has a notional amount $20,000,000, was recognized as a liability on the balance sheet at its fair value of $1,247,752 at October 2, 2004 and $1,391,133 at July 3, 2004.

Note 4 — Common Stock and Per Share Information

The Company has 6,000,000 shares of common stock and 4,000,000 shares of Class B common stock authorized. All of the stock is $2 par/share.

The following are the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the periods presented:

	For the Three Months Ended

	Oct. 2, 2004	Sept. 27, 2003

Numerators:
Numerator for both basic and
diluted EPS, net income	$ 390,511	$ 669,875

Denominators:
Denominator for both basic and
diluted EPS,weighted-average
common shares outstanding	4,516,681	4,515,925

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

Exercise Price	Oct. 2, 2004	Sept. 27, 2003

$ 13.64	6,050	6,875
$ 14.09	7,700	8,525
$ 16.74	-	6,962
$ 18.18	5,500	6,325
$ 18.41	-	130,240
$ 18.48	206,183	206,183

Note 5 — Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

	Oct. 2, 2004	July 3, 2004

Finished products	$15,367,827	$15,256,160
Consignment inventory	3,119,332	3,292,297
Work in process	2,081,573	2,062,060
Raw materials	3,516,423	3,344,754

Total	$24,085,155	$23,955,271

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

	For the Three Months Ended

	Oct. 2, 2004	Sept. 27, 2003

Accrued warranty costs at beginning of period	$ 287,000	$ 275,195
Payments made for warranty costs	(47,179)	(58,864)
Accrual for product warranty	48,950	58,670

Accrued warranty costs at end of period	$ 288,771	$ 275,001

Note 7 — Comprehensive Income

Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholders’ equity.

Comprehensive income and its components consist of the following:

	For the Three Months Ended

	Oct. 2, 2004	Sept. 27, 2003

Net income	$390,511	$ 669,875
Other comprehensive income:
Foreign currency translation adjustment	225,510	(3,536)
Gain on derivative instrument	93,381	229,693

Comprehensive income	$709,402	$ 896,032

Other comprehensive income (loss) related to the interest rate swap agreement consisted of the following components:

For the Three Months Ended

	Oct. 2, 2004		Sept. 27, 2003

	Pre-Tax	After-Tax	Pre-Tax	After-Tax

Change in fair value of interest rate swap	$ 382,381	$ 248,731	$ 603,527	$ 392,293
Settlement to interest expense	(239,000)	(155,350)	(250,834)	(162,600)

Other comprehensive income	$ 143,381	$ 93,381	$ 352,693	$ 229,693

Note 8 — Retirement Plans

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

Components of Net Periodic Benefit Costs:

For the three months ended:

	Benefits		SERP Benefits		Postretirement Health-Care Benefits

	Oct. 2, 2004	Sept. 27, 2003	Oct. 2, 2004	Sept. 27, 2003	Oct. 2, 2004	Sept. 27, 2003

Service cost	$ 123,303	$ 123,005	$ 1,805	$(1,756)	$22,137	$22,137
Interest cost	276,056	275,383	44,849	48,840	31,702	31,499
Expected return on plan
assets	(433,480)	(442,846)	-	-	-	-
Net amortization	170,851	170,470	35,807	36,048	2,411	2,411

Net periodic pension cost	$ 136,730	$ 126,012	$82,461	$ 83,132	$56,250	$56,047

Employer Contributions

The Company has contributed $167,932 for the quarter ended October 2, 2004 to fund its retirement plans compared to $172,028 for the same period in the prior year. The Company anticipates additional contributions of approximately $500,000 to fund its retirement plans in fiscal 2005 for an estimated total of $670,000.

Note 9 – Segment Information

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

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in the 2004 Annual Report on Form 10-K.

For the Three Months Ended:	Office Products OEM	Office Products Dealer	Consumer	Distribution and Other	Manufacturing	Corporate and Other	Consolidated Total

Oct. 2, 2004:
Net sales to external
customers	$10,202,142	$2,429,815	$7,495,984	$18,257,829	$ -	$ -	$38,385,770
Operating profit (loss)
before administrative
costs, other expenses and
income taxes	$ 562,466	$390,239	$(347,318)	$2,395,381	$(1,060,466)	-	$1,940,302
Administrative costs,
other expenses	-	-	-	-	-	$1,277,935	$1,277,935
Income tax expense	-	-	-	-	-	$271,856	$271,856
Net income (loss)	$ 562,466	$390,239	$(347,318)	$2,395,381	$(1,060,466)	$(1,549,791)	$390,511

Sept. 27, 2003:
Net sales to external
customers	$9,395,753	$2,482,675	$8,225,567	$15,909,017	$ -	$ -	$36,013,012
Operating profit (loss)
before administrative
costs, other expenses and
income taxes	$(886,867)	$252,418	$ 36,611	$3,187,669	$(301,558)	-	$2,288,273
Administrative costs,
other expenses	-	-	-	-	-	$1,417,116	$1,417,116
Income tax expense	-	-	-	-	-	$201,282	$201,282
Net income (loss)	$(886,867)	$252,418	$ 36,611	$3,187,669	$(301,558)	$(1,618,398)	$669,875

Note 10 – Legal Contingencies

Two pending legal matters are described in Note 10 – Legal Contingencies in the 2004 Annual Report on Form 10-K. There have been no recent material developments in these matters.

The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of business.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this section include forward-looking statements involving risks and uncertainties. When used in this document, the words “believes,” “expects,” “anticipates,” “goal,” “think,” “forecast,” “project,” “may,” and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning future revenue, net income growth, cash flows and capital expenditures. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report.

RESULTS OF OPERATIONS

Net Sales

Net sales for the first quarter of fiscal 2005 were $38.4 million compared to $36.0 million for the same period in the prior year. In total, the Company had new product sales of $6.1 million in the first quarter of fiscal 2005 compared to $5.5 million in the first quarter of fiscal 2004. The Company consistently defines new product sales as those products sold within a three-year period from the date of introduction.

The Distribution and Other segment net sales of $18.3 million grew by 14.8% during the first quarter of fiscal 2005 resulting primarily from the addition of several new products. These include a line of wood storage products, several upscale wood and wire kitchen storage accessories, and the expanded line of precision ball bearing drawer slides, including the Precision Built™ family of slides. The Company continues to invest in both new products for this key channel as well as value added services, such as its vendor managed inventory capabilities.

The Consumer segment net sales declined by 8.8% to $7.5 million when compared to the same period in the prior year. Last year, the Company launched a number of new products to several key customers during the first quarter and filled the initial stocking orders during this same period resulting in higher than normal sales. This segment continues to introduce new products to its customers including an upscale line of glass shelving, a line of garage organization products and an expanded offering of the Shelf Made™ instant shelves.

The Office Products Original Equipment Manufacturer (“OEM”) segment recorded increased net sales for the first quarter of fiscal 2005 of $10.2 million, an increase of 8.6%, when compared to the prior year. The Business and Institutional Furniture Manufacturers’ Association (BIFMA) results for the months of July and August 2004, reported increased shipments of 4.3% compared to the same period in the prior year. The Company’s ability to provide customer specific versions of KV’s precision ball bearing drawer slides has been the primary reason for its ability to outperform the overall market in this channel.

The Office Products Dealer segment net sales remained relatively stable at $2.4 million compared to the first quarter of the prior year. The Company expects to see growth in this market as the new products are fully introduced into the marketplace. These products include the ProLiftix™ line of height adjustable tables, the Polaris™ lever free adjustable keyboard system and the Proxi™ line of office organization tools.

Gross Profit

Gross profit, as a percentage of net sales, was 17.7% for the first quarter of fiscal 2005 compared to 19.6% for the same period in the prior year. The gross profit was negatively impacted by the increased cost of steel. Since the beginning of the calendar year, the average price of steel has increased over 70%. The increased steel costs resulted in the Company paying approximately $2.5 million more for raw steel during the quarter than it would have if steel prices had remained as they were at the beginning of the calendar year. During the first quarter of fiscal 2005, the Company was able to pass through approximately 70% of the increase to its customers. While it is difficult to predict whether the cost of steel will continue to escalate, it does appear that the cost of steel may stabilize for the last three months of calendar 2004.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

During the first quarter of fiscal 2005, the Office Products OEM segment showed their cost for Asian slides at the Asian cost regardless of whether or not the slides were produced domestically. This resulted in improved profitability for this segment of the business and correspondingly reduced the profitability of the Manufacturing segment.

Operating Expenses

Selling and administrative expenses, as a percentage of net sales, were 15.2% for the first quarter of fiscal 2005 compared to 16.1% for the same period in the prior year. The decrease in selling and administrative expense, as a percentage of sales, reflects the fact that the Company has been successful in its ability to leverage the fixed portion of its selling and administrative expenses while sales have grown. Ongoing investments are being made in those products and markets where it believes that such investments will generate future growth.

Interest and Other Expenses, net

Interest expense was $394,586 for the quarter ended October 2, 2004, compared to $389,931 for the same period in the prior year. The slight change reflects the increased cost of borrowings at the prime rate.

Other income was $87,428 for the first quarter of fiscal 2005 compared to other expense of $2,998 for the same quarter in the prior year. The other income in the first quarter of fiscal 2005 reflects a settlement payment received in connection with one of the Company’s patents. The other expense shown in the prior year resulted from exchange rate losses recorded on certain Canadian sales.

Income Taxes

The effective tax rate was 41.0% for the first quarter of fiscal 2005 compared to an effective rate of 23.1% in the prior year. The current year rate is slightly higher than the normal effective tax rate due to valuation allowances recorded for state taxes at the domestic subsidiary. The effective tax rate was lower in the prior year due to the reversal of certain valuation allowances at the Canadian subsidiary that were no longer deemed necessary.

Net Income

Net income for the first quarter of fiscal 2005 was $390,511 or $0.09 per diluted share compared to $669,875, or $0.15 per diluted share for the same quarter of last year. The decline in net income reflects the negative impact of the higher steel costs along with a higher effective tax rate.

Liquidity and Capital Resources

Net cash used for operating activities for the first three months of fiscal 2005 was $44,547 compared to $45,961 for the first three months of fiscal 2004. The Company paid a number of significant accruals in the first quarter of fiscal 2005 including federal income taxes, the profit sharing contribution and the various incentive plan bonuses. This cash outflow was partially offset by a reduction in accounts receivable due to the Company more closely managing its credit terms.

Cash used for investing activities was $718,303 for the first three months of fiscal 2005, compared to $457,452 used in the same period in the prior year. Capital expenditures totaled $716,514 for the three months ended October 2, 2004, compared to $440,487 for the first three months of the prior year. The capital expenditures for the first three months of fiscal 2005 represented investments in tooling for new products, a new showroom in Chicago and equipment for Asian production.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

There were capital expenditure commitments of approximately $1.1 million for tooling, the Chicago showroom and the Asian production equipment at October 2, 2004. Capital expenditures for the fiscal year are anticipated to be approximately $4.0 million.

Cash provided by financing activities was $256,764 for the first three months of fiscal 2005 compared to $473,746 for the same period in the prior year. The Company borrowed less on the revolving line of credit during the first quarter of fiscal 2005.

Anticipated cash flows from operations and available balances on the revolving credit line are expected to be adequate to fund working capital, capital expenditures and dividend payments.

Legal Proceedings

Two pending legal matters are described in Note 10 – Legal Contingencies in the 2004 Annual Report on Form 10-K. There have been no recent material developments in these matters.

The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of business

New Accounting Standards

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP FAS 106-2 supercedes FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides guidance on the accounting, disclosure, effective date and transition rules related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP FAS 106-2 was adopted during the first quarter and had no impact on the financial statements.

Critical Accounting Policies

This discussion and analysis of the Company’s financial condition and results of its operations is based upon its consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts. On an ongoing basis, management evaluates the estimates, including those related to bad debts, inventories, long-lived assets, income taxes, self-insurance reserves, retirement benefits and contingencies and litigation. Management bases the estimates on historical experience and on various other assumptions and factors that they believe to be reasonable under the circumstances. Based on management’s ongoing review, adjustments are made that are considered appropriate under the facts and circumstances. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in the 2004 Annual Report on Form 10-K.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, which include changes in the Canadian dollar foreign currency exchange rate as measured against the U.S. dollar and changes in U.S. interest rates. The Company holds a derivative instrument in the form of an interest rate swap, which is viewed as a risk management tool and is not used for trading or speculative purposes. The intent of the interest rate swap is to effectively fix the interest rate on part of the borrowings under the Company’s variable rate revolving credit agreement. The derivative was recognized as a liability on the balance sheet at its fair value of $1,247,752 at October 2, 2004 and $1,391,133 at July 3, 2004.

The following table provides information on the Company’s fixed maturity investments as of October 2, 2004 that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Liability	Amount	Maturity Date
Variable rate revolving credit
agreement	$25,472,771	November 1, 2006
First $20,000,000 at an interest rate
of 1.80% (3 month LIBOR)
plus weighted average
credit spread of .75%;
Next $5,000,000 at an interest rate of
1.84% (1 month LIBOR)
plus weighted average
credit spread of .75%;
Amounts in excess of $25,000,000
at the prime rate, currently 4.75%

Interest Rate Swap
Notional amount	$20,000,000	June 1, 2006
Pay/Receive variable
at 3 month LIBOR - 1.79%
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

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Bylaws of Knape & Vogt Manufacturing Company as amended and restated October 15, 2004

31.1	Certificate of the Chairman and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b)	Reports on Form 8-K

Knape & Vogt furnished the following Form 8-K during the quarter ended October 2, 2004.

Date of Report August 12, 2004	Filing Date

August 12, 2004 August 12, 2004 Under Item 9, this Form 8-K included a press release that reported Knape & Vogt’s financial results for the fiscal quarter and fiscal year that ended on July 3, 2004.	Items Reported

The press release included summary consolidated financial data for the fiscal quarters and years ended July 3, 2004 and June 28, 2003. The press release also contained balance sheet information as of July 3, 2004 and June 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Knape & Vogt Manufacturing Company
(Registrant)

Date: October 18, 2004	/s/ William R. Dutmers
William R. Dutmers
Chairman of the Board and Chief Executive Officer

Date: October 18, 2004	/s/ Leslie J. Cummings
Leslie J. Cummings
Vice President of Finance and Treasurer

EXHIBIT INDEX

Exhibit	Description

3.1	Bylaws of Knape & Vogt Manufacturing Company as amended and restated October 15, 2004

31.1	Certificate of the Chairman and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

EXHIBIT 3.1

ADOPTED: OCTOBER 15, 2004

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

        2.2 Replacement of Lost or Destroyed Certificates. If a share certificate is lost or destroyed, no new certificate shall be issued in place thereof until the corporation has received such assurances, representations, warranties, or guarantees from the registered holder as the Board of Directors, in its sole discretion, deems advisable and until the corporation receives such indemnification against any claim that may be made on account of the lost or destroyed certificate, or the issuance of any new certificate in place thereof, including an indemnity bond in such amount and with such sureties, if any, as the Board of Directors, in its sole discretion, deems advisable. Any new certificate issued in place of any lost or destroyed certificate shall be plainly marked “duplicate” upon its face.

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

        2.6 Dividends. The Board of Directors, in its discretion, may from time to time declare and direct payment of dividends or other distributions upon the corporation’s outstanding shares out of funds legally available for such purposes, which dividends may be paid in cash, the corporation’s bonds, or the corporation’s property, including the shares or bonds of other corporations. In the event a dividend is paid or any other distribution made, in any part, from sources other than earned surplus, payment, or distribution thereof shall be accompanied by written notice to the shareholders: (a) disclosing the amounts by which the dividend or distribution affects stated capital, capital surplus, and earned surplus; or (b) if such amounts are not determinable at the time of the notice, disclosing the approximate effect of the dividend or distribution upon stated capital, capital surplus, and earned surplus and stating that the amounts are not yet determinable.

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

        3.2 Annual Meeting. Annual meetings of shareholders for election of directors and for such other business as may come before the meeting shall be held on Friday of the third full week of October of each year, but if such day is a legal holiday, then the meeting shall be held on the first business day following, at such time as may be fixed by the Board of Directors, or at such other date and time within the four (4) months next succeeding the end of the corporation's fiscal year as may be designated by the Board of Directors and stated in the notice of the meeting. If the annual meeting is not held on the date specified, the Board of Directors shall cause the meeting to be held as soon thereafter as convenient.

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

        3.6 Voting Lists. The corporation’s officer or the agent having charge of its share transfer books shall prepare and certify a complete list of the shareholders entitled to vote at a shareholders meeting or any adjournment thereof, which list shall be arranged alphabetically within each class and series and shall show the address of, and number of shares held by, each shareholder. The list shall be produced at the time and place of the shareholders meeting and be subject to inspection, but not copying, by any shareholder at any time during the meeting for the purpose of determining who is entitled to vote at the meeting. If for any reason the requirements with respect to the shareholder list specified in this Section 3.6 have not been complied with, any shareholder, either in person or by proxy, who in good faith challenges the existence of sufficient votes to carry any action at the meeting, may demand that the meeting be adjourned and the same shall be adjourned until the requirements are complied with; provided, however, that failure to comply with such requirements does not affect the validity of any action taken at the meeting before such demand is made.

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

        4.10 Report to Shareholders. The Board of Directors shall cause a financial report of the corporation for the preceding fiscal year to be made and distributed to each shareholder within four months after the end of each fiscal year. The report shall include the corporation’s statement of income, its year-end balance sheet, and, if prepared by the corporation, its statement of source and application of funds.

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

        4.13 Committees. The Board of Directors may, by resolution passed by a majority of the whole Board, designate an executive committee consisting of one or more of the directors of the corporation. At all meetings of the executive committee, a majority of the members of the committee shall constitute a quorum and the act of a majority of the members present at any executive committee meeting at which there is a quorum present shall be the act of the executive committee. The executive committee, to the extent provided in said resolution or in these Bylaws, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the corporation and may authorize the seal of the corporation to be affixed to all papers which may require it. The Board may designate one or more other committees which shall have such powers and duties as may be determined by the Board. All committees shall keep regular minutes of their proceedings and report to the Board when required. No committee shall have the power or authority to amend the Articles of Incorporation, adopt an agreement of merger or consolidation, recommend to the shareholders the sale, lease, or exchange of all or substantially all of the corporation’s property and assets, recommend to the shareholders a dissolution of the corporation or a revocation of a dissolution, fill vacancies in the Board of Directors, fix compensation of the directors for serving on the Board or on a committee, amend these Bylaws, or declare a dividend or authorize the issuance of shares, unless the power to declare a dividend or to authorize the issuance of shares is granted to such committee by specific resolution of the Board of Directors.

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

        5.9 Secretary. The Secretary shall give or cause to be given notice of all meetings of shareholders and directors and all other notices required by law or by these Bylaws; provided, however, that in the case of the Secretary’s absence, or refusal or neglect to do so, any such notice may be given by any person so directed by the Chief Executive Officer or by the directors, or by the shareholders upon whose requisition the meeting is called, as provided in these Bylaws. If the Board has not appointed a Secretary to the Board, the Secretary shall record all the proceedings of meetings of shareholders and of the directors in one or more books provided for the purpose. The Secretary shall perform all other duties incident to the office of Secretary and such other duties as may be assigned by the Board of Directors.

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

        7.5 Compensation Repayment. If the compensation paid to any officer of the corporation for any fiscal year is challenged by the Internal Revenue Service as excessive so as to call into question the corporation’s deduction of such compensation for federal income tax purposes and, if such challenge is resolved, either by compromise or litigation, in a manner which disallows the deduction, or any part thereof, then such officer shall repay said compensation to the corporation to the extent the corporation’s deduction therefor has been disallowed.

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

        These are the Amended and Restated Bylaws of Knape & Vogt Manufacturing Company as in effect October 15, 2004.

/s/ Robert J. Knape ——————————————————— Robert J. Knape, Secretary

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Dated: October 18, 2004	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

EXHIBIT 31.2

I, Leslie J. Cummings, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Knape & Vogt Manufacturing Company;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Dated: October 18, 2004	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer

EXHIBIT 32.1

I, William R. Dutmers, Chairman of the Board and Chief Executive Officer of Knape & Vogt Manufacturing Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the three months ended October 2, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the three months ended October 2, 2004 fairly presents, in all material respects, the financial condition and results of operations of Knape & Vogt Manufacturing Company.

Dated: October 18, 2004	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

EXHIBIT 32.2

I, Leslie J. Cummings, Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(3)

the Quarterly Report on Form 10-Q for the three months ended October 2, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, and

(4)

the information contained in the Quarterly Report on Form 10-Q for the three months ended October 2, 2004 fairly presents, in all material respects, the financial condition and results of operations of Knape & Vogt Manufacturing Company.

Dated: October 18, 2004	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer