Form 10-Q
period 2005-01-01
KNAPE & VOGT MANUFACTURING CO
filed 2005-01-31
CIK 56362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 1, 2005

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

YES ____ NO __X__

        As of January 1, 2005, Knape & Vogt Manufacturing Company had 2,395,237 shares of Common Stock outstanding and 2,121,868 shares of Class B Common Stock outstanding.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION	Page	No.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
--January 1, 2005 and July 3, 2004	2

Condensed Consolidated Statements of Income
--Six Months and Three Months Ended Jan. 1, 2005 and Dec. 27, 2003	3

Condensed Consolidated Statement of Stockholders' Equity
--Six Months Ended Jan. 1, 2005	4

Condensed Consolidated Statements of Cash Flows
--Six Months Ended Jan. 1, 2005 and Dec. 27, 2003	5

Notes to Condensed Consolidated Financial Statements	6-	12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13	-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 6. Exhibits and Reports on Form 8-K	20	-21

SIGNATURES	22

EXHIBIT INDEX	23	-25

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) Jan. 1, 2005	July 3, 2004

Assets

Current assets
Cash	$6,456,845	$5,278,869
Accounts receivable - net	19,282,799	19,959,442
Inventories	24,151,737	23,955,271
Prepaid expenses and other current assets	831,556	950,911

Total current assets	50,722,937	50,144,493

Property, plant and equipment	83,965,158	84,215,531
Less accumulated depreciation	58,850,406	55,531,817

Net property, plant and equipment	25,114,752	28,683,714

Goodwill	4,772,837	4,772,837
Prepaid pension cost	11,891,937	12,088,937
Other assets	550,346	561,345

	$93,052,809	$96,251,326

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$11,274,723	$11,299,675
Other accrued liabilities	10,647,706	11,506,033

Total current liabilities	21,922,429	22,805,708

Long-term debt and capital leases	24,532,113	24,538,864
Deferred income taxes and other long-term liabilities	10,526,020	12,082,536

Total liabilities	56,980,562	59,427,108

Stockholders' Equity
Common stock (Common - 2,395,237 and 2,331,860 shares issued and outstanding, Class B common - 2,121,868 and 2,184,489 shares
issued and outstanding)	9,034,210	9,032,698
Preferred stock -unissued	-	-
Additional paid-in capital	7,552,997	7,544,749
Unearned stock grant	(94,500)	(94,500)
Accumulated other comprehensive loss	(1,009,137)	(1,805,866)
Retained earnings	20,588,677	22,147,137

Total stockholders' equity	36,072,247	36,824,218

	$93,052,809	$96,251,326

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Six Months Ended		For the Three Months Ended

	Jan. 1, 2005	Dec. 27, 2003	Jan. 1, 2005	Dec. 27, 2003

Net sales	$75,894,375	$70,355,998	$37,508,605	$34,342,986

Cost of sales	62,130,518	56,143,077	30,549,524	27,182,375

Gross profit	13,763,857	14,212,921	6,959,081	7,160,611

Selling and administrative expenses	11,367,449	11,695,019	5,532,198	5,906,795

Impairment expenses	1,778,447	-	1,778,447	-

Operating income (loss)	617,961	2,517,902	(351,564)	1,253,816

Interest and other expenses, net	718,345	839,627	411,187	446,698

Income (loss) before income taxes	(100,384)	1,678,275	(762,751)	807,118

Income taxes	31,920	566,497	(239,936)	365,214

Net income (loss)	$(132,304)	$1,111,778	$(522,815)	$441,904

Basic and diluted earnings per share	$(0.03)	$0.25	$(0.12)	$0.10

Weighted average shares outstanding	4,516,893	4,516,137	4,517,105	4,516,349

Cash dividend - common stock	$.33	$.33	$.165	$.165

Cash dividend - Class B common stock	$.30	$.30	$.15	$.15

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock	Additional paid-in capital	Unearned stock grant	Accumulated other comprehensive loss	Retained earnings	Total

Balance, July 3, 2004	$9,032,698	$7,544,749	$(94,500)	$(1,805,866)	$22,147,137	$36,824,218

Comprehensive income
Net income (loss)	-	-	-	-	(132,304)	(132,304)
Foreign currency translation
adjustment	-	-	-	492,294	-
Gain on derivative instrument	-	-	-	304,435	-

Other comprehensive income	-	-	-	796,729	-	796,729

Comprehensive income						664,425

Cash dividends	-	-	-	-	(1,426,156)	(1,426,156)
Restricted stock issued	1,512	8,248	-	-	-	9,760

Balance, January 1, 2005	$9,034,210	$7,552,997	$(94,500)	$(1,009,137)	$20,588,677	$36,072,247

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended

	Jan. 1, 2005	Dec. 27, 2003

Operating Activities:
Net income (loss)	$(132,304)	$1,111,778
Non-cash items:
Depreciation and amortization	3,327,143	3,278,015
Deferred income taxes	(1,204,142)	205,319
Change in retirement plan cost	132,373	172,784
Impairment expenses	1,778,447	-
Gain on disposal of fixed assets	(1,103)	(4,349)
Other	13,496	-
Changes in operating assets and liabilities:
Accounts receivable	886,090	69,089
Inventories	(196,466)	(2,239,790)
Other current assets	162,411	(774,469)
Accounts payable and accrued expenses	(992,114)	1,013,613

Net cash provided by operating activities	3,773,831	2,831,990

Investing Activities:
Additions to property, plant and equipment	(1,578,918)	(764,415)
Proceeds from sales of property, plant and equipment	1,750	800
Other	(13,367)	(21,962)

Net cash used for investing activities	(1,590,535)	(785,577)

Financing Activities:
Dividends paid	(1,426,156)	(1,424,363)
Payments on long-term debt and capital leases	(6,751)	(6,295)

Net cash used for financing activities	(1,432,907)	(1,430,658)

Effect of Exchange Rate Changes on Cash	427,587	120,805

Net Increase in Cash and Equivalents	1,177,976	736,560

Cash and equivalents, beginning of year	5,278,869	3,846,611

Cash and equivalents, end of period	$6,456,845	$4,583,171

Cash Paid During the Period - interest	$553,871	$768,199
- income taxes	2,056,700	160,936

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

The condensed consolidated financial statements have been prepared by Knape & Vogt Manufacturing Company (the “Company”), without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes that the disclosures made in this document are adequate so as not to make the information presented misleading. Operating results for the six and three month periods ended January 1, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2005. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended July 3, 2004.

The Company utilizes a 52- or 53-week fiscal year, which ends on the Saturday nearest the end of June. The fiscal year ended July 3, 2004 contained 53 weeks, while the fiscal year ending July 2, 2005 will contain 52 weeks. Both six-month periods ended on January 1, 2005 and December 27, 2003 contained 26 weeks.

Revenue Recognition

The Company records revenue when title to the product and risk of ownership passes to the buyer. Sales are shown net of returns, discounts and any other form of sales incentive, including cooperative advertising and rebates. In certain circumstances, the Company does provide buyback programs and markdown allowances to its customers. These amounts are fixed at the start of the contract period with the customer and accounted for in accordance with Statement of Position No. 93-7, “Reporting on Advertising Costs” and Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. The cost of these programs are either expensed at the time of the initial shipment of the goods or are expensed on a prorated basis over the sales of the contract, if the Company has a written commitment from the customer.

Stock Based Compensation

The Company accounts for its stock option plans in accordance with APB Opinion No.25, Accounting for Stock Issued to Employees. Since the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of the grant, no compensation cost is recognized under APB Opinion No. 25. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company is required to provide pro forma information regarding net income and earnings per share as if compensation costs for the Company’s stock option plan had been determined using a fair value based estimate. Had SFAS No. 123 been adopted, there would be no change in either net income or earnings per share as no options have been granted to employees during the past three fiscal years.

Reclassifications

Certain prior year information has been reclassified to conform to the current year presentation.

Note 2 – New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS No. 123(R), Share-Based Payment, which supersedes APB Opinion No. 25. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS No. 123(R), a public company generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS No. 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payments transactions and the effects of those transactions on the financial statements. The provisions of SFAS No. 123(R) are required to be applied as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. As such, the Company is required to adopt the provisions of SFAS No. 123(R) at the beginning of the first quarter of fiscal 2006. The Company has not granted such awards over the past three years. If in the future, it should grant any such awards it will evaluate the impact of SFAS No. 123(R) on its consolidated financial statements.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act (“the Act”) of 2004. The FASB also issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The Company is currently evaluating the impact that the Act will have on its consolidated financial statements and expects to determine such impact prior to issuing its fiscal 2005 annual report.

In November 2004, the FASB issued SFAS No. 151, Inventory Cost. This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (scrap). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal year 2006. The Company is currently evaluating the impact of SFAS No. 151 on its consolidated financial statements.

Note 3 – Derivative Instrument

The Company uses an interest rate swap agreement to modify a portion of the variable rate revolving line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement is designated as a hedge, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Amounts currently due to or from interest-rate-swap-counter parties are recorded in interest expense in the period in which they accrue. The derivative, which has a notional amount $20,000,000, was recognized as a liability on the balance sheet at its fair value of $922,698 at January 1, 2005 and $1,391,133 at July 3, 2004.

Note 4 — Common Stock and Per Share Information

The Company has 6,000,000 shares of common stock and 4,000,000 shares of Class B common stock authorized. All of the stock is $2 par/share.

The following are the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the periods presented:

	For the six months ended		For the three months ended

	Jan. 1, 2005	Dec. 27, 2003	Jan. 1, 2005	Dec. 27, 2003

Numerator for both basic and
diluted EPS, net income (loss)	$(132,304)	$1,111,778	$(522,815)	$441,904

Denominator for both basic and
diluted EPS,weighted-average
common shares outstanding	4,516,893	4,516,137	4,517,105	4,516,349

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

	For the three and six months ended:

	Jan. 1, 2005	Dec. 27, 2003

Exercise Price
$13.64	6,050	6,050
$14.09	7,700	7,700
$16.74	-	6,054
$18.18	5,500	5,500
$18.41	-	130,240
$18.48	206,183	206,183

Note 5 — Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

	Jan. 1, 2005	July 3, 2004

Finished products	$15,509,584	$15,256,160
Consignment inventory	3,062,931	3,292,297
Work in process	2,027,622	2,062,060
Raw materials	$3,551,600	3,344,754

Total	$24,151,737	$23,955,271

Note 6 – Impairment Expenses

During the quarter ended January 1, 2005, the Company recognized asset impairment charges and accelerated depreciation of $419,204 pre-tax on certain manufacturing equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The equipment has been utilized for backup production of certain precision drawer slide products. Now those products are being partially sourced from a third party rather than manufactured in house, so the extra capacity is no longer required. Some of the equipment will be abandoned and its useful life was adjusted accordingly for depreciation purposes. The equipment that will be held and used or sold was written-down to its estimated fair vales as determined by the Company’s management based on estimated prices of similar assets or proceeds from sale, respectively. The equipment that will be sold has been classified as assets held for sale on the balance sheet and is included in the Other Assets on the condensed balance sheet in this document.

In January 2005, the Board of Directors approved a restructuring plan to close its Muncie, Indiana facility and relocate its operations into existing available space in the Grand Rapids, Michigan facility. In accordance with SFAS No. 144, the Company recorded pre-tax impairment charges of $1,663,359, in the second quarter of fiscal 2005, consisting of the write down of the long-lived assets; including real estate, fixed assets and manufacturing equipment located in Muncie facility to the lower of their carrying value or their estimated fair values, less the disposition costs. Fair value estimates were determined by the Company’s management, with the assistance of independent appraisers, and were based on estimated proceeds from sale. The fair value of the real estate was determined to be $1.0 million and the equipment was adjusted to a fair value of $220,000. Management anticipates that the closure of the facility and the relocation of the operations will be completed prior to the end of its fiscal year.

The Company will also incur certain qualifying exit costs in connection with the closure of the Muncie facility, including severance and the relocation of certain equipment and inventory. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the severance costs, estimated to be approximately $270,000 pre-tax, will be expensed in the third quarter, as the commitment to the restructuring plan and the communication of it to the employees occurred in the third quarter of fiscal 2005. Further, in accordance with SFAS No. 146, the Company will expense the facility exit and other costs, estimated to be approximately $380,000, as they are incurred. All of the charges will be recorded in the Manufacturing division of the Company.

Note 7 – Warranty Disclosure

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

	For the Six Months Ended		For the Three Months Ended

	Jan. 1, 2005	Dec. 27, 2003	Jan. 1, 2005	Dec. 27, 2003

Accrued warranty costs at beginning of period	$287,250	$275,195	$289,021	$275,001
Payments made for warranty costs	(135,915)	(103,181)	(88,684)	(44,317)
Accrual for product warranty	144,683	104,391	95,681	45,721

Accrued warranty costs at end of period	$296,018	$276,405	$296,018	$276,405

Note 8 — Comprehensive Income

Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholders’ equity.

Comprehensive income and its components consist of the following:

	For the Six Months Ended		For the Three Months Ended

	Jan. 1, 2005	Dec. 27, 2003	Jan. 1, 2005	Dec. 27, 2003

Net income (loss)	$(132,304)	$1,111,778	$(522,815)	$441,904
Other comprehensive income:
Foreign currency translation adjustment	492,294	135,248	266,787	138,785
Gain on derivative instrument	304,435	395,527	211,054	165,834

Comprehensive income (loss)	$664,425	$1,642,553	$(44,974)	$746,523

Other comprehensive income related to the interest rate swap agreement consisted of the following components:

	For the Six Months Ended				For the Three Months Ended

	Jan. 1, 2005		Dec 27, 2003		Jan. 1, 2005		Dec 27, 2003

	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax

Change in fair value of
interest rate swap	$920,269	$598,128	$1,113,311	$724,287	$537,888	$349,396	$509,784	$331,551
Settlement to interest expense	(451,834)	(293,693)	(505,784)	(328,760)	(212,834)	(138,342)	(254,950)	(165,717)

Other comprehensive income (loss)	$468,435	$304,435	$607,527	$395,527	$325,054	$211,054	$254,834	$165,834

Note 9 — Retirement Plans

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

Components of Net Periodic Benefit Costs:

For the three months ended:	Pension Benefits		SERP Benefits		Postretirement Health-Care Benefits

	Jan. 1, 2005	Dec. 27, 2003	Jan. 1, 2005	Dec. 27, 2003	Jan. 1, 2005	Dec. 27, 2003

Service cost	$107,419	$123,005	$1,984	$(1,756)	$20,500	$22,137
Interest cost	276,951	275,383	45,085	48,840	32,500	31,499
Expected return on plan assets	(433,439)	(442,846)	-	-	-	-
Net amortization	162,447	170,470	33,008	36,048	(3,000)	2,411

Net periodic pension cost	$113,378	$126,012	$80,077	$83,132	$50,000	$56,047

For the six months ended:	Pension Benefits		SERP Benefits		Postretirement Health-Care Benefits

	Jan. 1, 2005	Dec. 27, 2003	Jan. 1, 2005	Dec. 27, 2003	Jan. 1, 2005	Dec. 27, 2003

Service cost	$214,838	$246,010	$3,968	$(3,512)	$41,000	$44,274
Interest cost	553,902	550,766	90,170	97,680	65,000	62,999
Expected return on plan assets	(866,878)	(885,693)	-	-	-	-
Net amortization	324,894	340,940	66,016	72,096	(6,000)	4,822

Net periodic pension cost	$226,756	$252,023	$160,154	$166,264	$100,000	$112,095

Employer Contributions

The Company has contributed $171,379 for the quarter and $339,657 for the six months ended January 1, 2005 to fund its retirement plans compared to $171,249 and $343,277, respectively for the same periods in the prior year. The Company anticipates contributing approximately an additional $340,000 to fund its retirement plans in fiscal 2005 for an estimated total of $680,000.

Note 10 – Segment Information

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

For the Three Months Ended:	Office Products OEM	Office Products Dealer	Consumer	Distribution and Other	Manu- facturing	Corporate and Other	Consolidated Total

January 1, 2005:
Net sales to external
customers	$10,223,620	$2,351,052	$7,944,172	$16,989,761	$-	$-	$37,508,605
Operating profit (loss)
before administrative
costs, other expenses and
income taxes	630,730	293,514	338,228	2,716,680	(1,382,135)	-	2,597,017
Administrative costs,
impairment charges and
other expenses	-	-	-	-	1,778,447	1,581,321	3,359,768
Income tax expense	-	-	-	-	-	(239,936)	(239,936)
Net income (loss)	630,730	293,514	338,228	2,716,680	(3,160,582)	(1,341,385)	(522,815)

December 27, 2003:
Net sales to external
customers	$8,573,442	$2,255,003	$8,382,118	$15,132,423	$-	$-	$34,342,986
Operating profit (loss)
before administrative
costs, other expenses and
income taxes	(631,686)	289,232	396,596	2,321,292	(45,512)	-	2,329,922
Administrative costs,
other expenses	-	-	-	-	-	1,522,803	1,522,803
Income tax expense	-	-	-	-	-	365,214	365,214
Net income (loss)	(631,686)	289,232	396,596	2,321,292	(45,512)	(1,888,017)	441,905

For the Six Months Ended:	Office Products OEM	Office Products Dealer	Consumer	Distribution and Other	Manu- facturing	Corporate and Other	Consolidated Total

January 1, 2005:
Net sales to external
customers	$20,425,762	$4,780,867	$15,440,156	$35,247,590	$-	$-	$75,894,375
Operating profit (loss)
before administrative
costs, other expenses and
income taxes	1,193,196	683,753	(9,090)	5,112,062	(2,442,602)	-	4,537,319
Administrative costs,
impairment charges and
other expenses	-	-	-	-	1,778,447	2,859,256	4,637,703
Income tax expense	-	-	-	-	-	31,920	31,920
Net income (loss)	1,193,196	683,753	(9,090)	5,112,062	(4,221,049)	(2,891,176)	(132,304)

December 27, 2003:
Net sales to external
customers	$17,969,195	$4,737,678	$16,607,685	$31,041,440	$-	$-	$70,355,998
Operating profit (loss)
before administrative
costs, other expenses and
income taxes	(1,518,553)	541,650	433,207	5,508,960	(347,069)	-	4,618,195
Administrative costs,
other expenses	-	-	-	-	-	2,939,919	2,939,919
Income tax expense	-	-	-	-	-	566,497	566,497
Net income (loss)	(1,518,553)	541,650	433,207	5,508,960	(347,069)	(3,506,416)	1,111,779

Note 11 – Legal Contingencies

Two pending legal matters are described in Note 10 – Legal Contingencies in the 2004 Annual Report on Form 10-K. There has been no change in the Canada Customs and Revenue Agency matter. In the case involving the former employee’s claim for additional benefits under an executive retirement plan, the Sixth Circuit Court of Appeals, in January 2005, denied the plaintiff’s appeal of the dismissal.

During the second quarter of fiscal 2005, a competitor filed a suit in the U.S. District Court of the Central District of California alleging that the Company infringes two of the competitor’s U.S. patents. The competitor is seeking monetary damages and injunctive relief. The Company has received an opinion from its outside patent counsel that the Company’s products do not infringe the competitor’s patents. The Company has not yet answered, but intends to deny any liability and vigorously defend the suit.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the second quarter of fiscal 2005 were $37.5 million compared to $34.3 million for the same period in the prior year. Net sales for the first six months of fiscal 2005 were $75.9 million compared to $70.4 million for the same period in the prior year. In total, the Company had new product sales of $4.9 million and $11.0 million for the quarter and six months ended January 1, 2005. This compared to new product sales of $4.4 million and $9.8 million for the same periods respectively in fiscal 2004. The Company consistently defines new product sales as those products sold within a three-year period from the date of introduction.

The Distribution and Other segment net sales of $17.0 million for the second quarter and $35.2 million for the first six months of fiscal 2005 represented growth of 12.3% and 13.6%, respectively, over the same periods in the prior year. The growth resulted primarily from the addition of several new products. These include the Virtu™ line of upscale kitchen and bath accessories, several new wood and wire storage accessory products and the expanded line of precision ball bearing drawer slides, including the Precision Built™ family of slides. The Company continues to identify new product solutions for this key market channel.

The Consumer segment net sales of $7.9 million for the second quarter and $15.4 million for the first six months of fiscal 2005 represented a decline of 5.2% and 7.0%, respectively, over the same periods in the prior year. Last year, the Company launched a number of new products to several key customers during the first six months and filled the initial stocking orders during this same period resulting in higher than normal sales. This segment continues to introduce new products to its customers including an upscale line of glass shelving, a line of garage organization products and an expanded offering of the Shelf Made™ instant shelves such as display mantels and shadow boxes.

The Office Products Original Equipment Manufacturer (“OEM”) segment net sales of $10.2 million for the second quarter and $20.4 million for the first six months of fiscal 2005 represented growth of 19.2% and 13.7%, respectively, over the same periods in the prior year. The Business and Institutional Furniture Manufacturers’ Association (BIFMA) results for the five months ended November 2004, reported increased shipments of 4.4% compared to the same period in the prior year. The Company’s ability to provide customer specific versions of KV’s precision ball bearing drawer slides at competitive prices has been the primary reason for its ability to outperform the overall market in this channel.

The Office Products Dealer segment net sales increased slightly to $2.4 million for the second quarter and $4.8 million for the first six months of fiscal 2005. The Company expects new products to help it continue to record sales growth as it enters into the last six months of the fiscal year. These products include the ProLiftix™ line of height adjustable tables, the Polaris™ lever free adjustable keyboard system and the Proxi™ line of office organization tools.

Gross Profit

Gross profit, as a percentage of net sales, was 18.6% for the second quarter and 18.1% for the first six months of fiscal 2005 compared to 20.9% and 20.2%, respectively, for the same periods in the prior year. The gross profit was negatively impacted by the increased cost of steel. Since the beginning of the calendar year, the average price of steel has increased over 70%. The increased steel costs resulted in the Company paying approximately $2.1 million during

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

the second quarter and $4.6 million for the six months ended January 1, 2005 more for steel if compared to steel pricing at the beginning of the calendar year. During the second quarter of fiscal 2005, the Company was able to charge approximately 80% of the increase to its customers.

While it is difficult to predict whether the cost of steel will continue to escalate, market pricing appears to have stabilized during the second quarter of fiscal 2005.

During the second quarter of fiscal 2005, the Company recorded additional depreciation expense of $304,115 in cost of goods sold related to certain equipment that it had been utilizing for backup production of precision drawer slide products. Those products are now being partially sourced from overseas rather than manufactured in house, so the extra capacity is no longer required. The useful life of the equipment identified for disposal was adjusted accordingly for depreciation purposes.

During the first six months of fiscal 2005, the Office Products OEM segment has shown their cost for certain precision slides partially sourced from Asia and partially produced domestically at the Asian cost regardless of where the slides were produced. This resulted in improved profitability for this segment of the business and correspondingly reduced the profitability of the Manufacturing segment.

Operating Expenses

Selling and administrative expenses, as a percentage of net sales, were 14.7% for the second quarter and 15.0% for the first six months of fiscal 2005 compared to 17.2% and 16.6%, respectively, for the same periods in the prior year. The decrease in selling and administrative expense, as a percentage of sales, reflects the fact that the Company has been successful in its ability to leverage the fixed portion of its selling and administrative expenses while sales have grown. Ongoing investments are being made in those products and markets where it believes that such investments will generate future growth.

Impairment Expenses

During the second quarter of fiscal 2005, the Company also recorded a pre-tax impairment charge of $115,089 related to the precision drawer slide equipment discussed above that will be held and used or held for sale.

In January 2005, the Board of Directors approved a restructuring plan to close its Muncie, Indiana facility and relocate its operations into existing available space in the Grand Rapids, Michigan facility. KV recorded pre-tax impairment charges of $1,663,359, in the second quarter of fiscal 2005, consisting of the write down of the long-lived assets; including real estate, fixed assets and manufacturing equipment located in the Muncie facility to the lower of their carrying value or their estimated fair values, less the disposition costs. Fair value estimates were determined by the Company’s management, with the assistance of independent appraisers, and were based on estimated proceeds from sale. The fair value of the real estate was determined to be $1.0 million and the equipment was adjusted to a fair value of $220,000. Management anticipates that the closure of the facility and the relocation of the operations will be completed prior to the end of its fiscal year.

The Company will also incur certain qualifying exit costs in connection with the closure of the Muncie facility, including severance and the relocation of certain equipment and inventory. The severance costs, estimated to be approximately $270,000 pre-tax, will be expensed in the third quarter, as the commitment to the restructuring plan and the communication of it to the employees will occur in the third quarter of fiscal 2005. The Company will expense the facility exit and other costs, estimated to be approximately $380,000, as they are incurred. All of the charges will be recorded in the Manufacturing division of the Company.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Management believes that the decision to relocate the Muncie operations will lower the Company’s overall manufacturing costs. The Company will be able to utilize the pool of stable skilled employees at its Grand Rapids manufacturing facility, including the existing manufacturing expertise of its in-house kaizen staff and industrial engineers. In addition, management believes that the consolidation of operations will improve the Company’s speed to market on its kitchen and bath accessories, as the new product engineers and the test lab are located in Grand Rapids.

Finally, management has estimated the payback period for the closing of the Muncie facility will be approximately a year and a half from the closure date.

Interest and Other Expenses, net

Interest expense was $401,538 and $796,124 for the quarter and six months ended January 1, 2005, compared to $400,007 and $789,938 for the same periods in the prior year, respectively. The slight change reflects the increased cost of borrowings at the prime rate.

Other expense was $9,649 for the second quarter of fiscal 2005 compared to other expense of $46,691 for the same quarter in the prior year. For the first six months of fiscal 2005, other income was $77,779 compared to other expenses of $49,689 for the same period in the prior year. The other income for the first six months of fiscal 2005 reflects a settlement payment received in connection with one of the Company’s patents. The other expense shown in the prior year resulted from exchange rate losses recorded on certain Canadian sales.

Income Taxes

The effective tax rate was 31.5% for the second quarter of fiscal 2005, compared to 45.2% for the same period in the prior year. The effective rate for the second quarter of fiscal 2005 was lower than normal due to the fact that the Feeny subsidiary has a net operating loss at the state level and was unable to record a deferred tax benefit on the impairment charge. Those charges also caused the Company to pay $31,920 in taxes for the first six months of fiscal 2005 on a pre-tax loss. The effective tax rate for the first six months of fiscal 2004 was 33.8%. The effective rate for the second quarter of fiscal 2004 was unfavorably impacted by certain foreign tax obligations. This was partially offset for the six-month period by the review and subsequent adjustment of certain deferred tax valuation reserves that were deemed no longer necessary.

Net Income (Loss)

Net loss for the second quarter of fiscal 2005 was $522,815 or $0.12 per diluted share compared to net income of $441,904, or $0.10 per diluted share for the same quarter of last year. A net loss of $132,304, or $0.03 per diluted share was recorded for the first six months of fiscal 2005, compared to net income of $1.1 million, or $0.25 per diluted share in the prior year. Fiscal 2005‘s loss included the pre-tax impairment charges and additional depreciation of $2.1 million. In addition, higher steel costs have reduced gross margin.

Liquidity and Capital Resources

Net cash provided by operating activities for the first six months of fiscal 2005 was $3.8 million compared to $2.8 million for the first six months of fiscal 2004. In fiscal 2005, the Company has been successful in reducing its days outstanding in accounts receivable and improving its inventory turns.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash used for investing activities was $1.6 million for the first six months of fiscal 2005, compared to $785,577 used in the same period in the prior year. Capital expenditures totaled $1.6 for the six months ended January 1, 2005, compared to $764,415 for the first six months of the prior year. The capital expenditures for the first six months of fiscal 2005 represented investments in tooling for new products, a new showroom in Chicago and equipment for Asian production.

There were capital expenditure commitments of approximately $868,000 for new product tooling and Asian production equipment at January 1, 2005. Capital expenditures for the fiscal year are anticipated to be approximately $4.0 million.

Cash used for financing activities was $1.4 million for the first six months of fiscal 2005 and fiscal 2004. The expenditures represent the Company’s dividend payments to its shareholders.

Anticipated cash flows from operations and available balances on the revolving credit line are expected to be adequate to fund working capital, capital expenditures, stock repurchases and dividend payments.

Legal Proceedings

Two pending legal matters are described in Note 10 – Legal Contingencies in the 2004 Annual Report on Form 10-K. There has been no change in the Canada Customs and Revenue Agency matter. In the case involving the former employee’s claim for additional benefits under an executive retirement plan, the Sixth Circuit Court of Appeals, in January 2005, denied the plaintiff’s appeal of the dismissal.

During the second quarter of fiscal 2005, a competitor filed a suit in the U.S. District Court of the Central District of California alleging that the Company infringes two of the competitor’s U.S. patents. The competitor is seeking monetary damages and injunctive relief. The Company has received an opinion from its outside patent counsel that the Company’s products do not infringe the competitor’s patents. The Company has not yet answered, but intends to deny any liability and vigorously defend the suit.

The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of business.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS No. 123(R), Share-Based Payment, which supersedes APB Opinion No. 25. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS No. 123(R), a public company generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS No. 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payments transactions and the effects of those transactions on the financial statements. The provisions of SFAS No. 123(R) are required to be applied as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. As such, the Company is required to adopt the provisions of SFAS No. 123(R) at the beginning of the first quarter of fiscal 2006. The Company has not granted such awards over the past three years. If in the future, it should grant any such awards it will evaluate the impact of SFAS No. 123(R) on its consolidated financial statements.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004 (“the Act”). The FASB also issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The Company is currently evaluating the impact that the Act will have on its consolidated financial statements and expects to determine such impact prior to issuing its fiscal 2005 annual report.

In November 2004, the FASB issued SFAS No. 151, Inventory Cost. This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (scrap). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal year 2007. The Company is currently evaluating the impact of SFAS No. 151 on its consolidated statements.

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

The Company is exposed to market risks, which include changes in the Canadian dollar foreign currency exchange rate as measured against the U.S. dollar and changes in U.S. interest rates. The Company holds a derivative instrument in the form of an interest rate swap, which is viewed as a risk management tool and is not used for trading or speculative purposes. The intent of the interest rate swap is to effectively fix the interest rate on part of the borrowings under the Company’s variable rate revolving credit agreement. The derivative was recognized as a liability on the balance sheet at its fair value of $922,698 at January 1, 2005 and $1,391,133 at July 3, 2004.

The following table provides information on the Company’s fixed maturity investments as of January 1, 2005 that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Liability
Variable rate revolving credit
agreement
First $20,000,000 at an interest rate
of 2.41% (3 month LIBOR)
plus weighted average
credit spread of .85%;
Next $4,500,000 at an interest rate of
2.29% (1 month LIBOR)
plus weighted average
credit spread of .85%;

Interest Rate Swap
Notional amount
Pay/Receive variable
at 3 month LIBOR - 2.40%
Pay fixed interest rate - 6.25%	Amount $24,500,000 $20,000,000	Maturity Date November 1, 2006 June 1, 2006

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

Two pending legal matters are described in Note 10 – Legal Contingencies in the 2004 Annual Report on Form 10-K. There has been no change in the Canada Customs and Revenue Agency matter. In the case involving the former employee’s claim for additional benefits under an executive retirement plan, the Sixth Circuit Court of Appeals, in January 2005, denied the plaintiff’s appeal of the dismissal.

During the second quarter of fiscal 2005, a competitor filed a suit in the U.S. District Court of the Central District of California alleging that the Company infringes two of the competitor’s U.S. patents. The competitor is seeking monetary damages and injunctive relief. The Company has received an opinion from its outside patent counsel that the Company’s products do not infringe the competitor’s patents. The Company has not yet answered, but intends to deny any liability and vigorously defend the suit.

The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Knape & Vogt Manufacturing Company’s Annual Meeting of Shareholders was held on October 15, 2004.

(b)	Proxies were distributed by Knape & Vogt Manufacturing Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no opposition to management’s nominees as listed in the proxy statement and all nominees were elected.

The vote on the nominees was:

Thomas A. Hilborn Robert J. Knape Christopher Norman	(1) (2) (1) (2) (1) (3)	For 17,696,002 18,895,597 1,849,924	Withheld 1,410,802 211,206 228,809

(1)	Term expires in 2007.
(2)	Elected by vote of holders of Common stock and Class B Common stock voting as a class.
(3)	Elected by vote of holders of Common stock voting as a class.

Members of the Board of Directors whose terms have not yet expired are:
William R. Dutmers, Richard S. Knape and Michael J. Kregor, terms expiring in 2005 and John E. Fallon and Gregory Lambert, terms expiring in 2006.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certificate of the Chairman and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Knape & Vogt furnished the following Forms 8-K during the quarter ended January 1, 2005.

Date of Report October 14, 2004 October 15, 2004	Filing Date October 14, 2004 October 18, 2004	Items Reported

Under Item 9, this Form 8-K included a press release that reported Knape & Vogt's financial results for the fiscal quarter that ended on October 2, 2004.

The press release included summary consolidated financial data for the fiscal quarters ended October 2, 2004 and September 27, 2003. The press release also contained balance sheet information as of October 2, 2004 and September 27 2003.

Under Item 5.03 reporting a bylaw amendment changing the annual meeting date to Friday of the third week in October.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 31, 2005 ——————————— Date: January 31, 2005 ———————————	Knape & Vogt Manufacturing Company
      (Registrant)

/s/ William R. Dutmers
——————————————
William R. Dutmers
Chairman of the Board and
Chief Executive Officer

/s/ Leslie J. Cummings
——————————————
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

Date: January 31, 2005

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

Date: January 31, 2005

/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer

EXHIBIT 32.1

I, William R. Dutmers, Chairman of the Board and Chief Executive Officer of Knape & Vogt Manufacturing Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the three months ended January 1, 2005 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the three months ended January 1, 2005 fairly presents, in all material respects, the financial condition and results of operations of Knape & Vogt Manufacturing Company.

Dated: January 31, 2005	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

EXHIBIT 32.2

I, Leslie J. Cummings, Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the three months ended January 1, 2005 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the three months ended January 1, 2005 fairly presents, in all material respects, the financial condition and results of operations of Knape & Vogt Manufacturing Company.

Dated: January 31, 2005	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer