Form 10-Q
period 2005-04-02
KNAPE & VOGT MANUFACTURING CO
filed 2005-04-29
CIK 56362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 2, 2005

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

YES _____ NO __X__

        As of April 2, 2005, Knape & Vogt Manufacturing Company had 2,487,752 shares of Common Stock outstanding and 2,029,353 shares of Class B Common Stock outstanding.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
--April 2, 2005 and July 3, 2004	2

Condensed Consolidated Statements of Income
--Nine Months and Three Months Ended April 2, 2005 and March 27, 2004	3

Condensed Consolidated Statement of Stockholders' Equity
--Nine Months Ended April 2, 2005	4

Condensed Consolidated Statements of Cash Flows
--Nine Months Ended April 2, 2005 and March 27, 2004	5

Notes to Condensed Consolidated Financial Statements	6-13

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	14-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 6. Exhibits	21-22

SIGNATURES	23

EXHIBIT INDEX	24-28

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) April 2, 2005	July 3, 2004

Assets
Current assets
Cash	$ 6,380,232	$ 5,278,869
Accounts receivable - net	20,714,954	19,959,442
Inventories	23,320,415	23,955,271
Prepaid expenses and other current assets	991,803	950,911
Assets held for sale	1,259,967	-

Total current assets	52,667,371	50,144,493

Property, plant and equipment	80,905,297	84,215,531
Less accumulated depreciation	57,981,785	55,531,817

Net property, plant and equipment	22,923,512	28,683,714

Goodwill	4,772,837	4,772,837
Prepaid pension cost	11,813,652	12,088,937
Other assets	548,667	561,345

	$ 92,726,039	$ 96,251,326

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 10,180,123	$ 11,299,675
Other accrued liabilities	10,385,852	11,506,033

Total current liabilities	20,565,975	22,805,708
Long-term debt and capital leases	24,528,648	24,538,864
Deferred income taxes and other long-term liabilities	10,481,811	12,082,536

Total liabilities	55,576,434	59,427,108

Stockholders' Equity
Common stock (Common - 2,487,752 and 2,331,860 shares issued and outstanding, Class B common - 2,029,353 and 2,184,489 shares
issued and outstanding)	9,034,210	9,032,698
Preferred stock -unissued	-	-
Additional paid-in capital	7,552,997	7,544,749
Unearned stock grant	(94,500)	(94,500)
Accumulated other comprehensive loss	(908,507)	(1,805,866)
Retained earnings	21,565,405	22,147,137

Total stockholders' equity	37,149,605	36,824,218

	$ 92,726,039	$ 96,251,326

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004

Net sales	$116,073,826	$107,215,636	$40,179,451	$36,859,638
Cost of sales	94,572,964	85,055,331	32,442,446	28,912,254

Gross profit	21,500,862	22,160,306	7,737,005	7,947,384
Selling and administrative expenses	16,804,638	17,438,069	5,437,189	5,743,051
Impairment/restructuring expenses	1,982,474	-	204,027	-

Operating income	2,713,750	4,722,236	2,095,789	2,204,333
Interest and other expenses, net	1,091,077	1,216,043	372,732	376,416

Income before income taxes	1,622,673	3,506,193	1,723,057	1,827,917
Income taxes	63,364	1,256,073	31,444	689,576

Net income	$ 1,559,309	$ 2,250,120	$ 1,691,613	$ 1,138,341

Basic and diluted earnings per share	$ 0.35	$ 0.50	$ 0.37	$ 0.25

Weighted average shares outstanding	4,516,964	4,516,208	4,517,105	4,516,349
Cash dividend - common stock	$ .495	$ .495	$ .165	$ .165
Cash dividend - Class B common stock	$ .45	$ .45	$ .15	$ .15

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock	Additional paid-in capital	Unearned stock grant	Accumulated other comprehensive loss	Retained earnings	Total

Balance, July 3, 2004	$9,032,698	$7,544,749	$(94,500)	$(1,805,866)	$ 22,147,137	$ 36,824,218
Comprehensive income
Net income	-	-	-	-	1,559,309	1,559,309
Foreign currency translation	-	-	-	404,326	-
adjustment
Gain on derivative instrument	-	-	-	493,033	-

Other comprehensive income	-	-	-	897,359	-	897,359

Comprehensive income						2,456,668

Cash dividends	-	-	-	-	(2,141,041)	(2,141,041)
Restricted stock issued	1,512	8,248	-	-	-	9,760

Balance, April 2, 2005	$9,034,210	$7,552,997	$(94,500)	$ (908,507)	$ 21,565,405	$ 37,149,605

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	April 2, 2005	March 27, 2004

Operating Activities:
Net income	$ 1,559,309	$ 2,250,120
Non-cash items:
Depreciation and amortization	4,695,858	4,857,429
Deferred income taxes	(1,066,209)	210,268
Change in retirement plan cost	203,409	258,765
Impairment expenses	1,778,447
Gain on disposal of fixed assets	(4,205)	(3,758)
Other	13,011
Changes in operating assets and liabilities:
Accounts receivable	(595,041)	(3,756,822)
Inventories	634,856	(2,432,375)
Other current assets	(38,169)	(616,235)
Accounts payable and accrued expenses	(2,221,245)	1,841,459

Net cash provided by operating activities	4,960,021	2,608,851

Investing Activities:
Additions to property, plant and equipment	(2,069,050)	(959,030)
Proceeds from sales of property, plant and equipment	10,250	53,975
Other	(28,257)	(24,676)

Net cash used for investing activities	(2,087,057)	(929,731)

Financing Activities:
Dividends paid	(2,141,041)	(2,136,760)
Borrowings on long-term debt	-	1,000,000
Payments on long-term debt and capital leases	(10,214)	(9,527)

Net cash used for financing activities	(2,151,255)	(1,146,287)

Effect of Exchange Rate Changes on Cash	379,654	78,519

Net Increase in Cash and Equivalents	1,101,363	611,352
Cash and equivalents, beginning of year	5,278,869	3,846,611

Cash and equivalents, end of period	$ 6,380,232	$ 4,457,963

Cash Paid During the Period - interest	$ 1,206,522	$ 1,165,998
- income taxes	2,582,700	200,000

See accompanying notes.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

The condensed consolidated financial statements have been prepared by Knape & Vogt Manufacturing Company (the “Company”), without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes that the disclosures made in this document are adequate so as not to make the information presented misleading. Operating results for the nine and three month periods ended April 2, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2005. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended July 3, 2004.

The Company utilizes a 52- or 53-week fiscal year, which ends on the Saturday nearest the end of June. The fiscal year ended July 3, 2004 contained 53 weeks, while the fiscal year ending July 2, 2005 will contain 52 weeks. Both nine-month periods ended on April 2, 2005 and March 27, 2004 contained 39 weeks.

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

Note 2 – New Accounting Standards

In February 2005, the SEC Office of the Chief Accountant issued a letter to clarify the staff’s interpretation regarding the accounting for operating leases under generally accepted accounting principles. Issues covered in the letter include the amortization of leasehold improvements, rent holidays, and landlord/tenant incentives. The SEC staff believes that its positions are based upon existing accounting literature, and as such, any registrants who determine their accounting for leases in prior periods to be in error should issue a restatement of results from the correction of any such errors, if deemed significant. The Company is and has been in compliance with regard to accounting for its leases and has determined that there is no impact of this clarification on its financial statements in the current quarter or prior periods. Refer to Note 8, Lease Commitments, provided in the Company’s Form 10-K for the year ended July 3, 2004, for further information regarding the company’s leases.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS No. 123(R), Share-Based Payment, which supersedes APB Opinion No. 25. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS No. 123(R), a public company generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS No. 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payments transactions and the effects of those transactions on the financial statements. The provisions of SFAS No. 123(R) require application as of the beginning of the first fiscal year that begins after June 15, 2005. As such, the Company is required to adopt the provisions of SFAS No. 123(R) at the beginning of fiscal year 2006. The Company has not granted such awards over the past three years. If in the future, the Company should grant any such awards, it will evaluate the impact of SFAS No. 123(R) on its consolidated financial statements.

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

Note 3 – Derivative Instrument

The Company uses an interest rate swap agreement to modify a portion of the variable rate revolving line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement is designated as a hedge, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Amounts currently due to or from interest-rate-swap-counter parties are recorded in interest expense in the period in which they accrue. The derivative, which has a notional amount of $20,000,000, was recognized as a liability on the balance sheet at its fair value of $633,100 at April 2, 2005 and $1,391,133 at July 3, 2004.

Note 4 — Common Stock and Per Share Information

The Company has 6,000,000 shares of common stock and 4,000,000 shares of Class B common stock authorized. All of the stock is $2 par/share.

The following are the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the periods presented:

	For the nine months ended		For the three months ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004

Numerator for both basic and
diluted EPS, net income (loss)	$1,559,309	$2,250,120	$1,691,613	$1,138,341

Denominator for both basic and
diluted EPS,weighted-average
common shares outstanding	4,516,964	4,516,208	4,517,105	4,516,349

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

	For the three and nine months ended:
	April 2, 2005	March 27, 2004

Exercise Price $ 13.64	6,050	6,050
$ 14.09	7,700	7,700
$ 18.18	-	5,500
$ 18.41	-	130,240
$ 18.48	206,183	206,183

Note 5 — Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

	April 2, 2005	July 3, 2004

Finished products	$14,174,267	$15,256,160
Consignment inventory	3,315,128	3,292,297
Work in process	2,130,929	2,062,060
Raw materials	3,700,091	3,344,754

Total	$23,320,415	$23,955,271

Note 6 – Impairment Expenses

During the quarter ended January 1, 2005, the Company recognized asset impairment charges and accelerated depreciation of $419,204 pre-tax on certain manufacturing equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The equipment has been utilized for backup production of certain precision drawer slide products. Now those products are being partially sourced from a third party rather than manufactured in-house, so the extra capacity is no longer required. Some of the equipment will be abandoned and its useful life was adjusted accordingly for depreciation purposes. The equipment that will be held and used or sold was written-down to its estimated fair values as determined by the Company’s management based on estimated prices of similar assets or proceeds from sale, respectively. The equipment that will be sold has been classified as assets held for sale on the balance sheet and on the condensed balance sheet in this document.

In January 2005, the Board of Directors approved a restructuring plan to close its Muncie, Indiana facility and relocate its operations into existing available space in the Grand Rapids, Michigan facility. In accordance with SFAS No. 144, the Company recorded pre-tax impairment charges of $1,663,359, in the second quarter of fiscal 2005, consisting of the write down of the long-lived assets; including real estate and manufacturing equipment located in Muncie facility, to the lower of their carrying value or their estimated fair values, less the disposition costs. Fair value estimates were determined by the Company’s management, with the assistance of independent appraisers, and were based on estimated proceeds from sale. The fair value of the real estate was determined to be $1.0 million and the equipment was adjusted to a fair value of $220,000. Management anticipates that the closure of the facility and the relocation of the operations will be completed prior to the end of its fiscal year.

The Company will also incur certain qualifying exit costs in connection with the closure of the Muncie facility, including severance and the relocation of certain equipment and inventory. The severance/stay on bonus costs and the facility exit and other costs, estimated to be approximately $650,000 pre-tax, are being expensed as they are incurred. All of the charges are being recorded in the Manufacturing division of the Company. The exit costs incurred and expensed during the third quarter of fiscal 2005 totaled approximately $204,000 pre-tax.

The following is a summary of the impairment/restructuring activities for the nine months ended April 2, 2005. The following table presents the pre-tax restructuring charges, by category,

	For the Nine Months Ended		For the Three Months Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004

Severance & stay on bonuses	$ 70,368	$-	$ 70,368	$-
Facility exit costs & other	133,659	-	133,659	-
Asset impairment	1,778,447	-	-	-

Total	$1,982,474	$-	$204,027	$-

The following summarizes the restructuring accrual activity since the beginning of fiscal 2005. Facility exit costs associated with the movement of equipment and inventory, as well as facility preparation and training related to the relocation, are recognized as incurred and are not included in the ending restructuring accrual balance.

	Severance & stay on bonuses	Facility exit costs & other	Total

Accrual balance, July 3, 2004	$-	$-	$-
Restructuring charges	70,368	133,659	204,027
Cash payments	(7,894)	(133,659)	(141,553)

Accrual balance, April 2, 2005	$ 62,474	$-	$ 62,474

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

	For the Nine Months Ended		For the Three Months Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004

Accrued warranty costs at beginning of period	$ 287,250	$ 275,195	$ 296,018	$ 276,405
Payments made for warranty costs	(354,103)	(153,177)	(218,188)	(49,996)
Accrual for product warranty	448,324	154,025	303,641	49,634

Accrued warranty costs at end of period	$ 381,471	$ 276,043	$ 381,471	$ 276,043

Note 8 — Comprehensive Income

Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholders’ equity.

Comprehensive income and its components consist of the following:

	For the Nine Months Ended		For the Three Months Ended
	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004

Net income	$1,559,309	$2,250,123	$ 1,691,613	$ 1,138,341
Other comprehensive income:
Foreign currency translation adjustment	404,326	92,435	(87,969)	(42,813)
Gain on derivative instrument	493,033	398,197	$ 188,598	2,670

Comprehensive income	$2,456,668	$2,740,755	$ 1,792,242	$ 1,098,198

Other comprehensive income related to the interest rate swap agreement consisted of the following components:

	For the Nine Months Ended				For the Three Months Ended
	April 2, 2005		March 27, 2004		April 2, 2005		March 27, 2004

	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax

Change in fair value of
interest rate swap	$ 1,393,867	$ 906,325	$ 1,372,714	$ 892,534	$ 473,598	$ 308,198	$ 259,403	$ 168,612
Settlement to interest expense	(635,834)	(413,292)	(760,517)	(494,336)	(184,000)	(119,600)	(254,733)	(165,942)

Other comprehensive income	$ 758,033	$ 493,033	$ 612,197	$ 398,197	$ 289,598	$ 188,598	$ 4,670	$ 2,670

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

Components of Net Periodic Benefit Costs:

For the three months ended:

	Pension Benefits		SERP Benefits		Postretirement Health-Care Benefits

	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004

Service cost	$ 107,527	$ 122,929	$ 2,003	$ 1,743	$ 20,500	$22,137
Interest cost	277,196	275,210	45,149	48,794	32,500	31,499
Expected return on plan
assets	(433,710)	(442,168)	-	-	-	-
Net amortization	162,506	168,914	33,067	35,626	(3,000)	2,411

Net periodic pension cost	$ 113,519	$ 124,885	$80,219	$86,163	$ 50,000	$56,047

For the nine months ended:

	Pension Benefits		SERP Benefits		Postretirement Health-Care Benefits

	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004	April 2, 2005	March 27, 2004

Service cost	$ 322,365	$368,786	$ 6,008	$ 5,229	$ 61,500	$ 66,410
Interest cost	831,098	825,629	135,448	146,381	97,500	94,498
Expected return on plan
assets	(1,300,587)	-	-	-	-
Net amortization	487,400	506,741	99,201	106,878	(9,000)	7,232

Net periodic pension cost	$ 340,276	$374,651	$240,657	$258,488	$ 150,000	$168,140

Employer Contributions

The Company has contributed $166,642 for the quarter and $505,132 for the nine months ended April 2, 2005 to fund its retirement plans compared to $171,906 and $515,088, respectively for the same periods in the prior year. The Company anticipates contributing approximately an additional $167,000 to fund its retirement plans in fiscal 2005 for an estimated total of $672,000.

Note 10 – Income Taxes

During the third quarter of fiscal 2005, the Company recognized one-time tax benefits of $594,000. Of this total, $372,000 related to the expiration of a certain statutory period and the related reversal of the associated tax contingencies. The remaining $222,000 of tax benefits was related to amended filings for prior year research and development credits.

Note 11 – Segment Information

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

	Office Products OEM	Office Products Dealer	Consumer	Distribution and Other	Manu- facturing	Corporate and Other	Consolidated Total

For the Three Months Ended: April 2, 2005:
Net sales to external
Customers	$ 10,547,547	$2,177,152	$7,957,309	$19,632,721	($ 135,278)	$ -	$40,179,451
Operating profit (loss)
before administrative
costs, other expenses and
income taxes	1,031,277	297,450	512,138	3,393,078	(1,756,548)	-	3,477,395
Administrative costs,
impairment charges and
other expenses	-	-	-	-	204,027	1,550,311	1,754,338
Income tax expense	-	-	-	-	-	31,444	31,444
Net income (loss)	1,031,277	297,450	512,138	3,393,078	(1,960,575)	(1,581,755)	1,691,613

March 27, 2004:
Net sales to external
Customers	8,080,603	2,023,784	8,308,462	18,446,789	$ -	$ -	$36,859,638
Operating profit (loss)
before administrative
costs, other expenses and
income taxes	(512,793)	277,719	241,594	2,952,225	259,460	-	3,218,205
Administrative costs,
other expenses	-	-	-	-	-	1,390,288	1,390,288
Income tax expense	-	-	-	-	-	689,576	689,576
Net income (loss)	(512,793)	277,719	241,594	2,952,225	259,460	(2,079,864)	1,138,341

	Office Products OEM	Office Products Dealer	Consumer	Distribution and Other	Manu- facturing	Corporate and Other	Consolidated Total

For the Nine Months Ended: April 2, 2005:
Net sales to external
customers	$ 30,973,309	$6,958,019	$21,371,416	$56,906,360	($ 135,278)	$ -	$116,073,826
Operating profit (loss)
before administrative
costs, other expenses and
income taxes	2,224,473	981,203	214,651	8,793,537	(4,199,150)	-	8,014,714
Administrative costs,
impairment charges and
other expenses	-	-	-	-	1,982,474	4,409,567	6,392,041
Income tax expense	-	-	-	-	-	63,364	63,364
Net income (loss)	2,224,473	981,203	214,651	8,793,537	(6,181,624)	(4,472,931)	1,559,309
March 27, 2004:
Net sales to external
customers	26,049,798	6,761,462	22,347,618	52,056,758	$ -	$ -	107,215,636
Operating profit (loss)
before administrative
costs, other expenses and
income taxes	(2,031,346)	819,369	207,309	8,928,677	(87,609)	-	7,836,400
Administrative costs,
other expenses	-	-	-	-	-	4,330,207	4,330,207
Income tax expense	-	-	-	-	-	1,256,073	1,256,073
Net income (loss)	(2,031,346)	819,369	207,309	8,928,677	(87,609)	(5,586,280)	2,250,120

Note 12 – Legal Contingencies

Two pending legal matters are described in Note 10 – Legal Contingencies in the 2004 Annual Report on Form 10-K. There has been no change in the Canada Customs and Revenue Agency matter. In the case involving the former employee’s claim for additional benefits under an executive retirement plan, the Sixth Circuit Court of Appeals, in January 2005, denied the plaintiff’s appeal of the dismissal.

During the second quarter of fiscal 2005, a competitor filed a suit in the U.S. District Court of the Central District of California alleging that the Company infringes two of the competitor’s U.S. patents. The competitor is seeking monetary damages and injunctive relief. The Company has received an opinion from its outside patent counsel that the Company’s products do not infringe the competitor’s patents. The Company has answered that it denies any liability and will vigorously defend the suit.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the third quarter of fiscal 2005 were $40.2 million compared to $36.9 million for the same period in the prior year. This was the seventh consecutive quarter of revenue growth for the Company. Net sales for the first nine months of fiscal 2005 were $116.1 million compared to $107.2 million for the same period in the prior year. In total, the Company had new product sales of $6.5 million and $19.3 million for the quarter and nine months ended April 2, 2005. This compared to new product sales of $5.9 million and $16.3 million for the same periods respectively in fiscal 2004. The Company consistently defines new product sales, including product extensions, as those products sold within a three-year period from the date of introduction.

The Distribution and Other segment net sales of $19.6 million for the third quarter and $56.9 million for the first nine months of fiscal 2005 represented growth of 6.4% and 9.3%, respectively, over the same periods in the prior year. The growth resulted primarily from the addition of several new products. These include the Virtu™ line of upscale kitchen and bath accessories, several new wood and wire storage accessory products and the expanded line of precision ball bearing drawer slides, including the Precision Built™ family of slides. The Company continues to identify new product solutions for this key market channel.

The Consumer segment net sales of $8.0 million for the third quarter and $21.4 million for the first nine months of fiscal 2005 represented a decline of 4.2% and 4.4%, respectively, over the same periods in the prior year. Last year, the Company launched a number of new products to several key customers during the first nine months and filled the initial stocking orders during this same period resulting in higher than normal sales. While this segment of the business continues to market its new products to both its existing and potential customers, the Company has been focusing on improving the profitability of this channel, particularly in the U.S. portion of the market. This focus on improved profitability has limited the number of promotional programs that the Company has participated in with its customers and has reduced the overall gross sales.

The Office Products Original Equipment Manufacturer (“OEM”) segment net sales of $10.5 million for the third quarter and $31.0 million for the first nine months of fiscal 2005 represented growth of 30.5% and 18.9%, respectively, over the same periods in the prior year. The Business and Institutional Furniture Manufacturers’ Association (BIFMA) results for the eight months ended February 2005, reported increased shipments of 8.4% compared to the same period in the prior year. The Company’s ability to provide customer specific versions of KV’s precision ball bearing drawer slides at competitive prices has been the primary reason for its ability to outperform the overall market in this channel. In addition, the Company is beginning to see more sales revenue generated from its line of height adjustable tables in this market.

The Office Products Dealer segment net sales increased slightly to $2.2 million for the third quarter and $7.0 million for the first nine months of fiscal 2005. The Company expects new products to help it continue to record sales growth as it enters into the last three months of the fiscal year. These products include the ProLiftix™ line of height adjustable tables, the Polaris™ lever free adjustable keyboard system and the Proxi™ line of office organization tools.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Gross Profit

Gross profit, as a percentage of net sales, was 19.3% for the third quarter and 18.5% for the first nine months of fiscal 2005 compared to 21.6% and 20.7%, respectively, for the same periods in the prior year. The gross profit was negatively impacted by the increased cost of steel. Since the beginning of the calendar year 2004, the average price of steel has increased over 70%. The increased steel costs resulted in the Company paying approximately $2.3 million during the third quarter and $6.9 million for the nine months ended April 2, 2005 more for steel if compared to steel pricing at the beginning of the calendar year 2004. During the third quarter of fiscal 2005, the Company was able to pass along most of the increased steel cost to its customers. The additional revenue generated from passing along the higher steel costs had no gross margin associated with it and effectively lowered the gross margin by approximately 1.1% for the quarter and 2.1% for the first nine months.

While it is difficult to predict the cost of steel, market pricing appears to have stabilized or slightly declined during the third quarter of fiscal 2005.

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

During the first nine months of fiscal 2005, the Office Products OEM segment has recorded their cost for certain precision slides partially sourced from Asia and partially produced domestically at the Asian cost regardless of where the slides were produced. This resulted in improved profitability for this segment of the business and correspondingly reduced the profitability of the Manufacturing segment.

Operating Expenses

Selling and administrative expenses, as a percentage of net sales, were 13.5% for the third quarter and 14.5% for the first nine months of fiscal 2005 compared to 15.6% and 16.3%, respectively, for the same periods in the prior year. The decrease in selling and administrative expense, as a percentage of sales, reflects the fact that the Company has been successful in its ability to leverage the fixed portion of its selling and administrative expenses while sales have grown. Ongoing investments are being made in those products and markets where it believes that such investments will generate future growth.

Impairment Expenses

During the second quarter of fiscal 2005, the Company recorded a pre-tax impairment charge of $115,089 related to the precision drawer slide equipment discussed above that will be held and used or held for sale.

In January 2005, the Board of Directors approved a restructuring plan to close its Muncie, Indiana facility and relocate its operations into existing available space in the Grand Rapids, Michigan facility. KV recorded pre-tax impairment charges of $1,663,359, in the second quarter of fiscal 2005, consisting of the write down of the long-lived assets; including real estate and manufacturing equipment located in the Muncie facility, to the lower of their carrying value or their estimated fair values, less the disposition costs. Fair value estimates were determined by the Company’s management, with the assistance of independent appraisers, and were based on estimated proceeds from sale. The fair value of the real estate was determined to be $1.0 million and the equipment was adjusted to a fair value of $220,000. Management anticipates that the closure of the facility and the relocation of the operations will be completed prior to the end of its fiscal year.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company will also incur certain qualifying exit costs in connection with the closure of the Muncie facility, including severance and the relocation of certain equipment and inventory. The severance/stay on bonus costs and the facility exit and other costs, estimated to be approximately $650,000 pre-tax, are being expensed as they are incurred. All of the charges are being recorded in the Manufacturing division of the Company. The exit costs incurred and expensed during the third quarter of fiscal 2005 totaled approximately $204,000 pre-tax.

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

Interest and Other Expenses, net

Interest expense was $411,560 and $1,207,684 for the quarter and nine months ended April 2, 2005, compared to $412,760 and $1,202,698 for the same periods in the prior year, respectively.

Other income was $38,828 for the third quarter of fiscal 2005 compared to $36,344 for the same quarter in the prior year. For the first nine months of fiscal 2005, other income was $116,607 compared to other expenses of $13,345 for the same period in the prior year. The other income for the first nine months of fiscal 2005 reflects a settlement payment received in connection with one of the Company’s patents, along with favorable exchange rate gains. The other expense shown in the prior year resulted from exchange rate losses recorded on certain Canadian sales.

Income Taxes

The effective tax rate was 36.3% for the third quarter of fiscal 2005, excluding the one-time tax benefits of $594,000 related to the expiration of a certain tax statutory period and the related reversal of tax contingencies and the amended filings for research credits. This compared to 37.7% for the same period in the prior year. The effective tax rate for the first nine months of fiscal 2005 was 3.9% compared to 35.8% for the same period in fiscal 2004. The tax rate for the first nine months of fiscal 2005 was lower due to the one-time tax benefits recorded in the third quarter.

Net Income

Net income for the third quarter of fiscal 2005 was $1.7 million or $0.37 per diluted share compared to net income of $1.1 million, or $0.25 per diluted share for the same quarter of last year. Net income for the first nine months of fiscal 2005 was $1.6 million or $0.34 per diluted share compared with $2.3 million or $0.50 per diluted share in the first nine months of fiscal 2004. The first nine months of fiscal 2005 included the pre-tax impairment/restructuring charges and additional depreciation of $2.3 million associated with the relocation of the wire operation, along with higher steel costs, partially offset by the one-time tax benefits.

Liquidity and Capital Resources

Net cash provided by operating activities for the first nine months of fiscal 2005 was $5.0 million compared to $2.6 million for the first nine months of fiscal 2004. In fiscal 2005, the Company has been successful in reducing its days outstanding in accounts receivable and improving its inventory turns.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash used for investing activities was $2.1 million for the first nine months of fiscal 2005, compared to $929,731 used in the same period in the prior year. Capital expenditures totaled $2.1 for the nine months ended April 2, 2005, compared to $959,030 for the first nine months of the prior year. The capital expenditures for the first nine months of fiscal 2005 represented investments in tooling for new products, a new showroom in Chicago and equipment for Asian production.

There were capital expenditure commitments of approximately $1,245,000 for new product tooling and Asian production equipment at April 2, 2005. Capital expenditures for the fiscal year are anticipated to be approximately $3.0 million.

Cash used for financing activities was $2.2 million for the first nine months of fiscal 2005, compared to $1.1 million used in the same period in the prior year. The expenditures represent the Company’s dividend payments to its shareholders.

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

During the second quarter of fiscal 2005, a competitor filed a suit in the U.S. District Court of the Central District of California alleging that the Company infringes two of the competitor’s U.S. patents. The competitor is seeking monetary damages and injunctive relief. The Company has received an opinion from its outside patent counsel that the Company’s products do not infringe the competitor’s patents. The Company has answered that it denies any liability and will vigorously defend the suit.

The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of business.

New Accounting Standards

In February 2005, the SEC Office of the Chief Accountant issued a letter to clarify the staff’s interpretation regarding the accounting for operating leases under generally accepted accounting principles. Issues covered in the letter include the amortization of leasehold improvements, rent holidays, and landlord/tenant incentives. The SEC staff believes that its positions are based upon existing accounting literature, and as such, any registrants who determine their accounting for leases in prior periods to be in error should issue a restatement of results from the correction of any such errors, if deemed significant. The Company is and has been in compliance with regard to accounting for its leases and has determined that there is no impact of this clarification on its financial statements in the current quarter or prior periods. Refer to Note 8, Lease Commitments, provided in the Company’s Form 10-K for the year ended July 3, 2004, for further information regarding the company’s leases.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS No. 123(R), Share-Based Payment, which supersedes APB Opinion No. 25. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS No. 123(R), a public company generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS No. 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payments transactions and the effects of those transactions on the financial statements. The provisions of SFAS No. 123(R) require application as of the beginning of the first fiscal year that begins after June 15, 2005. As such, the Company is required to adopt the provisions of SFAS No. 123(R) at the beginning of fiscal year 2006. The Company has not granted such awards over the past three years. If in the future, the Company should grant any such awards it will evaluate the impact of SFAS No. 123(R) on its consolidated financial statements.

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

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, which include changes in the Canadian dollar foreign currency exchange rate as measured against the U.S. dollar and changes in U.S. interest rates. The Company holds a derivative instrument in the form of an interest rate swap, which is viewed as a risk management tool and is not used for trading or speculative purposes. The intent of the interest rate swap is to effectively fix the interest rate on part of the borrowings under the Company’s variable rate revolving credit agreement. The derivative was recognized as a liability on the balance sheet at its fair value of $633,100 at April 2, 2005 and $1,391,133 at July 3, 2004.

The following table provides information on the Company’s fixed maturity investments as of April 2, 2005 that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Liability	Amount	Maturity Date
Variable rate revolving credit
agreement	$24,500,000	November 1, 2006
First $20,000,000 at an interest rate
of 2.93% (3 month LIBOR)
plus weighted average
credit spread of .85%;
Next $4,500,000 at an interest rate of
2.87% (1 month LIBOR)
plus weighted average
credit spread of .85%;

Interest Rate Swap
Notional amount	$20,000,000	June 1, 2006
Pay/Receive variable
at 3 month LIBOR - 2.91%
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

During the second quarter of fiscal 2005, a competitor filed a suit in the U.S. District Court of the Central District of California alleging that the Company infringes two of the competitor’s U.S. patents. The competitor is seeking monetary damages and injunctive relief. The Company has received an opinion from its outside patent counsel that the Company’s products do not infringe the competitor’s patents. The Company has answered that it denies any liability and will vigorously defend the suit.

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

Date: April 29, 2005 Date: April 29, 2005	Knape & Vogt Manufacturing Company
              (Registrant)

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Date: April 29, 2005	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

EXHIBIT 31.2

I, Leslie J. Cummings, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Knape & Vogt Manufacturing Company;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Date: April 29, 2005	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer

EXHIBIT 32.1

I, William R. Dutmers, Chairman of the Board and Chief Executive Officer of Knape & Vogt Manufacturing Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the three months ended April 2, 2005 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the three months ended April 2, 2005 fairly presents, in all material respects, the financial condition and results of operations of Knape & Vogt Manufacturing Company.

Date: April 29, 2005	/s/ William R. Dutmers William R. Dutmers Chairman of the Board and Chief Executive Officer

EXHIBIT 32.2

I, Leslie J. Cummings, Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(3)

the Quarterly Report on Form 10-Q for the three months ended April 2, 2005 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, and

(4)

the information contained in the Quarterly Report on Form 10-Q for the three months ended April 2, 2005 fairly presents, in all material respects, the financial condition and results of operations of Knape & Vogt Manufacturing Company.

Date: April 29, 2005	/s/ Leslie J. Cummings Leslie J. Cummings Vice President of Finance and Treasurer