Form 10-K
period 2005-07-02
KNAPE & VOGT MANUFACTURING CO
filed 2005-08-31
CIK 56362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

(Mark One)
[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 2, 2005 or
[__]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission file number 000-01859

KNAPE & VOGT MANUFACTURING COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation of Organization)	38-0722920 (I.R.S. Employer Identification No.)

2700 Oak Industrial Drive, N.E., Grand Rapids, MI 49505
(Address of principal executive offices) (Zip Code)

(616) 459-3311
(Registrant’s telephone number, including area code)

Securities registered pursuant to 12(b) of the Act:

None

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, par value $2.00 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [__] No [X]

The aggregate market value of voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant) was $55,138,573 as of January 1, 2005 (based on $13.05 per share which was the closing sale price as reported on that date by NASDAQ).

Number of shares outstanding of each class of common stock as of August 26, 2005: 2,486,372 shares of Common Stock, par value $2.00 per share, and 2,024,133 shares of Class B Common Stock, par value $2.00 per share.

Documents incorporated by reference. Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on October 21, 2005, are incorporated by reference into Part III of this Report.

1

Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements about the plans, strategies, objectives, goals, estimates, projections, or expectations of the industry, economics, or the Company itself. Statements, including without limitation, those related to: future revenue, earnings, margins, growth, cash flows, operating measurements, tax rates and tax benefits; expected economic returns; projected operating results or dividend rates; future strength of the Company; future pension costs; future new product sales; future marketing investments; and market risk are forward-looking statements. In addition, forward-looking statements are identifiable by words or phrases indicating that Knape & Vogt or its management, “expects,” “anticipates,” “believes,” “estimates,” “forecasts”, “intends,” “is likely,” “projects,” “plans,” “forecasting,” “optimistic,” “confident,” “opinion”, or has “goals,” “objectives,” or “strategies,” that a particular occurrence or event “will,” “may,” “could,” “should,” or “will likely” result in the future, that a “trend” is toward a particular result or occurrence, or other stated expectations. Accounting estimates, such as those described under the heading “Critical Accounting Policies” in Item 7 of this Annual Report on Form 10-K, are inherently forward-looking. These forward-looking statements are written as of the date of this Annual Report. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with respect to timing, extents, and likelihood. Actual results and outcomes may materially differ from any forward-looking statement.

        Besides risks and uncertainties described in forward-looking statements contained in this Annual Report and other reports filed with the Securities and Exchange Commission, there are several important factors that may cause actual results to materially differ, including our ability to:

•	Improve sales growth;
•	Increase gross margin;
•	Control the price of raw materials;
•	Reduce operating costs;
•	Maintain/implement foreign sourcing;
•	Sell assets classified as held for sale on favorable terms;
•	Continue to meet the terms of our debt covenants; and
•	Achieve other plans, strategies, objectives, goals, or expectations described in this Annual Report.

        Forecasted sales are subject to competition from many sources. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees.

        Our operating and administrative expenses may be adversely affected by unexpected costs associated with, among other factors:

•	Future business acquisitions;
•	Business and asset divestures;
•	Increased transportation or fuel costs;
•	Changes in consumer preferences or spending patterns;
•	Losses or financial difficulties of customers and suppliers;
•	Changes in accounting policies, practices, or estimates;
•	Changes in federal, state or local tax laws, regulations, and interpretations.

        This should not be considered as a complete list of all the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity.

        Historical operating results are not necessarily indicative of the results that may be expected in the future. New risks emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. Due to these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to update or change forward-looking statements, whether as a result of new information, future events, or other information that we obtain after the date of this Annual Report.

2

PART I
ITEM 1 — BUSINESS

Item 1(a) — General Development of Business

        Knape & Vogt Manufacturing Company is engaged primarily in the design, manufacture, and marketing of hardware, storage-related components and ergonomic products that serve the consumer, contract builder, hardware, and original equipment manufacturer (“OEM”) markets. KV was incorporated in Michigan in 1906, reorganized in Delaware in 1961, and reorganized in Michigan in 1985. Unless otherwise noted or indicated by the context, the term “Company” or “KV” includes Knape & Vogt Manufacturing Company, its predecessors and its subsidiaries.

Item 1(b) —Financial Information About Industry Segments

        Beginning in fiscal 2004, management further defined the business divisions into market channels and began making business decisions and reviewing financial information by market channel rather than by the previous Business Products and Home & Commercial Products divisions.

        The Business Products division was segregated into two market channels: OEM and Idea. The OEM market channel sells precision drawer slides, hardware and ergonomic products to original equipment office furniture manufacturers and in fiscal 2005 accounted for approximately 27.4% of consolidated net sales. The Idea market channel sells ergonomic products to independent office furniture dealers and in fiscal 2005 accounted for approximately 5.8% of consolidated net sales. These dealers purchase product from office furniture manufacturers and resell the furniture along with design and installation services to the end customer. These markets sell the KV® brand of hardware including drawer slides. Drawer slides include precision, Euro-style and utility slides. Precision drawer slides use ball bearings, while Euro-style and utility drawer slides use rollers. In addition, these two markets also sell the idea@WORK™ brand of ergonomic products. The ergonomic products include adjustable keyboard trays, gel wrist rests, floating mousepads, flat-screen monitor arms, office lights, height adjustable tables and organization tools.

        These markets develop, market, and distribute primarily in the United States and Canada. They compete with several large producers of ergonomic support systems and precision drawer slides, and many smaller domestic and foreign manufacturers that compete primarily on the basis of product quality, features, and price.

        The Home & Commercial Products division was segregated into two market channels: consumer and distribution/other. The consumer market channel sells a majority of KV’s product lines to retailers and in fiscal 2005 accounted for approximately 20.1% of consolidated net sales. The distribution/other market channel sells many of KV’s product lines to kitchen and bath OEM manufacturers and full line woodworking distributors and in fiscal 2005 accounted for approximately 46.7% of consolidated net sales. These markets sell the KV brand of products that include a complete line of decorative and wall-attached shelving systems, builders’ hardware and drawer slides. In addition, these markets also sell the Real Solutions for Real Life™ brand of kitchen and bath storage products.

        These markets develop, market and distribute primarily in the United States and Canada. The markets are highly competitive. KV competes primarily on the basis of product design, product quality, price, on-time delivery, and customer service. The precision slide market consists of three large domestically based manufacturers, several smaller domestic manufacturers, and an increasing number of foreign manufacturers that compete primarily on the basis of product quality and price.

        Further information relating to industry segments is provided in Note 13 to the Consolidated Financial Statements included in Item 8 of this Report.

Item 1(c) —Narrative Description of Business

        Products, Services, Markets and Methods of Distribution. KV’s storage products include a complete line of decorative and utility wall-attached shelving systems and drawer slides. Precision drawer slides use ball bearings, while Euro-style and utility drawer slides use rollers. In addition, KV’s many different hardware products include closet rods, kitchen storage products and various fixtures. KV’s ergonomic products include adjustable keyboard trays, gel wrist rests, floating mousepads, flat-screen monitor arms, office lights and height adjustable tables.

        KV primarily employs a direct sales force that calls on most of the customers in the consumer, distribution and OEM markets, while most of the office furniture dealers are served through independent sales representatives.

        New Product and Capital Spending Information. Management believes that capital spending in fiscal 2006 will be approximately $3.0 million. The fiscal 2006 spending is planned for investments to bring new products and product enhancements to KV customers and for investment in our Asian facility.

        Sources and Availability of Raw Materials. Most of KV’s storage products are produced primarily from steel or wood. KV’s manufacturing materials are available from a significant number of sources within the United States, Canada, Europe, and Asia. Historically, KV has not experienced any difficulties in obtaining these raw materials. The raw materials used are neither unique to the industry nor are they rare.

        As a result of market conditions during the last half of fiscal 2004, KV began to realize increased steel costs for the domestic production of many of its products. These conditions persisted through the first half of fiscal 2005 and then in the last half of fiscal 2005, steel costs decreased slightly. These market fluctuations have not affected KV’s ability to obtain such raw materials. The uncertainty in the steel market makes it difficult for management to predict steel prices. This issue is more fully addressed in the Management’s Discussion and Analysis section of this report.

        Patents, Licenses, Etc. Patents, trademarks and licenses play a part in KV’s business, but KV as a whole is not dependent to any material extent upon any single patent.

        Seasonal Nature of Business. KV's business is not seasonal.

        Working Capital Practices. KV does not believe that it, or the industry in general, has any special practices or special conditions affecting working capital items that are significant for an understanding of KV’s business.

        Importance of Limited Number of Customers. KV sells to the consumer, OEM and specialty distributor markets, as well as direct sales to the dealer network. The consumer market is comprised of a broad base of retail outlets. The specialty distributor market is more concentrated with fewer customers and is more closely tied to the construction industry. The OEM market is comprised of sales to kitchen and bath cabinet manufacturers and sales to the office furniture industry. The dealer network is also closely tied to the office furniture industry. KV estimates that at present it has over 2,000 active customers with approximately 30,000 outlets, of which the five largest customers account for approximately 31.5% of gross sales. KV’s largest customer accounts for approximately 13.2% of gross sales.

        Backlog of Orders. As of July 2, 2005, KV’s backlog of unfilled orders was $4.9 million. At July 3, 2004, the Company’s backlog totaled $4.5 million. It is expected that substantially all the orders forming the backlog at July 2, 2005, will be filled during the current fiscal year. Many orders received are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time is not necessarily indicative of the level of net sales for a particular succeeding period.

        Government Contracts. While KV does have a multiple award contract with the General Services Administration (“GSA”) for certain of its ergonomic products, the sales volume under this contract does not result in a significant risk if the government were to terminate this contract. This contract contains standard price reduction provisions.

        Competition.        All aspects of KV’s business are highly competitive. Competition is based upon price, product offering, service and quality. In the various markets served by KV, it competes with a number of manufacturers that have significantly greater resources and sales, including several conglomerate corporations, and with numerous smaller companies. While KV is not aware of any reliable statistics that are available to enable KV to accurately determine its relative position in the industry, either overall or with respect to any particular product or market, KV believes that it is one of the three leading manufacturers of drawer slides in North America.

        Research, Design and Development. Research, design and development efforts represent one of KV’s core strengths. Through research, KV seeks to define and clarify customer needs and problems and to design innovative products, which solve these customer needs and problems. Approximately $1,699,000 was spent in fiscal 2005 in the development of new products and in the improvement of existing products, compared with $2,200,000 spent in fiscal 2004 and $2,031,000 in fiscal 2003 for the same purposes. In addition, royalties paid to designers of KV’s products are variable based on sales volumes and are not included in research and development costs.

        Environmental Matters. KV does not believe, based on current facts known to management, that existing environmental laws and regulations have had or will have any material effects upon the capital expenditures, earnings, or competitive position of KV.

        Human Resources. KV considers one of its major competitive strengths to be its human resources. There have been no work stoppages or labor disputes in KV’s history, and its relations with its employees are considered good. At July 2, 2005, KV employed 591 persons. Collective bargaining agents represent none of KV’s employees. In addition to its employee work force, KV uses purchased labor to meet uneven demand in its manufacturing operations.

        Forward-Looking Statements. The matters discussed in this Item 1 include forward-looking statements. See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

        Available Information. The address of our web site is www.kv.com. We make our Annual Reports on form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments to those reports) filed and furnished pursuant to Section 13(a) on the Securities Exchange Act available on our web site as soon as reasonably practicable after we electronically file or furnish such materials with the Securities and Exchange Commission. Interested persons can view such materials without charge by clicking on “Investor Info” and then “Annual Reports” on our web site.

Item 1(d) —Information About Foreign Operations

        KV’s Canadian operations accounted for approximately 8.5% of consolidated net sales. Approximately 2.6% of consolidated net sales were derived from export shipments from KV United States operations to customers in other foreign countries. KV does not know of any particular risks attendant thereto, except that fluctuating exchange rates between the United States and Canadian currencies and other factors beyond the control of KV, such as tariff and foreign economic policies, may affect future business results. Reference is made to Note 13 of the Notes to the Company’s Consolidated Financial Statements contained herein for the fiscal year ended July 2, 2005, for a presentation of additional information concerning the KV foreign operations.

ITEM 2 —PROPERTIES

        KV owned, leased or reserved for future lease the following offices and manufacturing facilities as of July 2, 2005:

Location	Description	Interest
Grand Rapids, Michigan Muncie, Indiana (1) Mississauga, Ontario Chicago, Illinois Chicago, Illinois Ho Chi Minh City	Executive offices and manufacturing facilities;
444,000 sq. ft. on 41 acres.

Held for Sale;
110,000 sq. ft. on 37 acres.

Sales Office; 2,000 sq. ft.

Showroom; 3,000 sq. ft.

Showroom; 1,000 sq. ft.

	Manufacturing; 5,000 sq. mtrs.	Owned Owned/ Held for Sale Leased Leased Leased Reserved

        The facilities indicated as owned, are owned by KV and are not subject to material encumbrances. KV believes that its facilities are generally adequate for its operations and are maintained in a state of good repair. The Company believes it is in compliance with all applicable state and federal air and water pollution control laws. During the five years ended July 2, 2005, KV spent approximately $21,000,000 for expansion, modernization and improvements of its facilities and equipment.

(1)     Facility has been exited and marketed for sale as part of a restructuring action announced during the third quarter of fiscal 2005. This property remains listed for sale at July 2, 2005.

ITEM 3 — LEGAL PROCEEDINGS

        In 1997, KV was sued by a former employee seeking additional benefits under an executive retirement plan. This litigation has been dismissed and appealed through various courts. In January 2005, the Sixth Circuit Court of Appeals denied the plaintiff’s appeal of the dismissal.

        The Canada Customs and Revenue Agency (“CCRA”) has performed an audit of KV’s sales to its wholly-owned subsidiary, Knape & Vogt Canada. Preliminary results from a joint review by KV and its customs broker indicate that KV may be liable for certain customs transactions, however, the amount of any such potential liability is unknown at this time. KV is defending its position that Knape & Vogt Canada is the importer of record for all Knape & Vogt goods shipped into Canada and management believes that based on the information available at this time, any liability owed to the CCRA will not have a material adverse effect on KV’s earnings.

        During the second quarter of fiscal 2005, a competitor filed a suit in the U.S. District Court of the Central District of California alleging that KV infringes two of the competitor’s U.S. patents. The competitor is seeking monetary damages and injunctive relief. KV has received an opinion from its outside patent counsel that KV’s products do not infringe the competitor’s patents. KV has answered that it denies any liability and will vigorously defend the suit.

        KV is also subject to other legal proceedings and claims, which arise in the ordinary course of business.

        In the opinion of management, based on the information presently known and taking into account established accruals of approximately $431,000 at July 2, 2005, the ultimate liability for these matters will not have a material adverse effect on KV’s financial position or the results of its operations.

ITEM 4 —SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 2, 2005.

PART II

ITEM 5 — MARKET PRICE FOR REGISTRANT’S
COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Market Price. KV’s Common Stock is traded on the NASDAQ National Market under the ticker symbol KNAP. Stock price quotations can be found in major daily newspapers (listed KnapeV) and in the Wall Street Journal (listed KnapeVogt). As of August 26, 2005, there were approximately 3,000 shareholders of record of the Company’s Common Stock and Class B Common Stock.

	Fiscal 2005		Fiscal 2004

Quarter	High	Low	High	Low

First	$13.75	$12.01	$11.85	$10.34

Second	$14.09	$11.50	$12.36	$10.70

Third	$13.34	$12.12	$14.25	$11.38

Fourth	$13.00	$10.77	$13.99	$11.40

        As of August 26, 2005, there were approximately 200 shareholders of KV’s Class B Common Stock. There is no established public trading market for this class of common equity. Class B common stock is subject to certain restrictions on transfer, but is convertible into Common Stock on a share-for-share basis at any time.

        Dividends.        KV paid quarterly per share cash dividends of $0.165 on its shares of Common Stock and $0.15 on its shares of Class B Common Stock during the last two fiscal years.

        On August 12, 2005, the Board of Directors declared a $0.165 per share cash dividend on shares of KV’s Common Stock and $0.15 per share cash dividend on shares of its Class B Common Stock, payable September 9, 2005, to shareholders of record on August 26, 2005.

        While it is anticipated that KV will continue to pay quarterly cash dividends, the amount and timing of such dividends is subject to the discretion of the Board depending on KV’s future results of operations, financial condition, capital requirements, and other relevant factors.

        Securities Authorized for Issuance Under Equity Compensation Plans. KV had the following equity compensation plans at July 2, 2005:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (3)

Equity compensation plans
approved by security holders	13,750	$13.89	-

These equity compensation plans are more fully described in Note 11 to the Consolidated Financial Statements.

ITEM 6 — SELECTED FINANCIAL DATA

For the Year Ended	2005	2004	2003	2002	2001

Summary of Operations
Net sales	$157,365,965	$148,940,674	$124,874,939	$131,456,666	$143,465,502
Gross profit	$30,118,067	$30,728,343	$27,282,166	$30,832,885	$33,390,958
Gross profit %	19.1%	20.6%	21.8%	23.5%	23.3%
Selling, general and administrative	$22,351,696	$23,568,741	$23,190,715	$21,600,538	$22,963,603
Selling, general and administrative %	14.2%	15.8%	18.6%	16.4%	16.0%
Impairment and restructure	$2,270,021	-	$271,325	$935,000	-
Impairment and restructure %	1.4%	-	.2%	-	-
Operating income	$5,496,350	$7,159,602	$3,820,126	$7,362,347	$10,127,355
Operating income %	3.5%	4.8%	3.1%	5.6%	7.0%
Net income	$3,080,272	$3,734,932	$2,230,899	$3,789,046	$5,615,065

Common Stock Data
Basic and diluted earnings per share	$0.68	$0.83	$0.49	$0.83	$1.22
Weighted-average shares outstanding	4,514,243	4,516,245	4,516,706	4,569,942	4,618,250
Dividends per share--common	$0.66	$0.66	$0.66	$0.66	$0.66
Dividends per share--Class B common	$0.60	$0.60	$0.60	$0.60	$0.60
Year-end stock price	$11.95	$12.98	$10.47	$12.40	$12.66

Year-end Financial Position
Total assets	$92,388,638	$96,251,326	$92,348,829	$87,891,418	$89,803,393
Working capital	$31,239,421	$27,338,785	$20,457,269	$17,185,811	$18,465,603
Current ratio	2.4	2.2	2.0	1.9	2.0
Total long-term debt and capital leases	$22,524,129	$24,538,864	$24,065,420	$20,000,000	$23,750,000
Total long-term debt and capital leases as a % of total capital (a)	37.2%	40.0%	40.9%	35.6%	39.0%
Stockholders' equity	$38,107,877	$36,824,218	$34,761,862	$36,213,219	$37,132,697

Other Data/Key Ratios
Capital expenditures	$2,416,547	$1,199,398	$3,707,536	$3,935,470	$9,282,239
Depreciation and amortization	$5,969,522	$6,400,358	$6,642,091	$6,693,293	$6,340,647

(a)     Total capital is defined as the sum of long-term debt plus stockholders’ equity.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of KV’s results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes.

Basis of Presentation

        When considering year-over-year growth statistics, it is important to keep in mind that fiscal 2004 contained 53 weeks, compared to 52 weeks in fiscal 2005 and 2003.

Overview

        Knape & Vogt (“KV”) is a leading manufacturer of functional hardware, storage-related components and ergonomic products with a long history dating back to 1898. We complement our manufacturing capabilities with our design and distribution expertise.

        Beginning in fiscal 2004, management further defined the business divisions into market channels and began making business decisions and reviewing financial information by market channel rather than by the previous Home & Commercial Products and Business Products divisions. Due to the complexity in obtaining this information for prior years, restatement of prior year results by market is impracticable and net sales for fiscal 2003 are shown below segregated by divisions only.

        The Home & Commercial Products division was segregated into two market channels: consumer and distribution/other. The consumer market channel sells a majority of the Company’s product lines to retailers. The distribution/other market channel sells many of the KV’s product lines to kitchen and bath OEM manufacturers and full line woodworking distributors. These markets sell the KV® brand of products that include: a complete line of decorative and wall-attached shelving systems, builders’ hardware and drawer slides. In addition, these markets also sell the Real Solutions for Real Life™ brand of kitchen and bath storage products.

        The Business Products division is segregated into two market channels: OEM and Idea. The OEM market channel sells precision drawer slides, hardware and ergonomic products to original equipment office furniture manufacturers. The Idea market channel sells ergonomic products to independent office furniture dealers. These dealers purchase product from office furniture manufacturers and resell the furniture along with design and installation services to the end customer. These markets sell the KV® brand of hardware including drawer slides. Drawer slides include precision, Euro-style and utility slides. Precision drawer slides use ball bearings, while Euro-style and utility drawer slides use rollers. In addition, these two markets also sell the idea@WORK™ brand of ergonomic products.

        In January 2005, KV announced its decision to close its Muncie, Indiana facility and relocate the wire processing operations to its Grand Rapids facility. The relocation was completed in June 2005. The Muncie plant was closed and is currently being held for sale.

        During the second quarter of fiscal 2005, KV recognized asset impairment charges on certain manufacturing equipment utilized for backup production of a few of its precision drawer slide products.

        In total, $2.3 million pre-tax has been recorded as impairment/restructuring charges during fiscal 2005 in connection with these items.

        Since January 2004, the price of steel has increased significantly and for several months during fiscal 2005 reached an increase of over 70% compared to January 2004. While the cost of steel has declined in the fourth quarter of fiscal 2005, it still remains approximately 60% higher than the January 2004 benchmark. A more detailed discussion of this issue follows in the Gross Margin section of this report.

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

        We believe that the following represent the more critical estimates and assumptions used in preparation of our consolidated statements.

•	Revenue recognition – We record revenue when title to the product and risk of ownership pass to the buyer. Sales are shown net of returns, discounts and any other form of sales incentive, including cooperative advertising and rebates. In certain circumstances, KV provides buyback programs and markdown allowances to its customers. These amounts are fixed at the start of the contract period with the customer and accounted for in accordance with Statement of Position No. 93-7, “Reporting on Advertising Costs” and Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. The cost of these programs are either expensed at the time of the initial shipment of the goods or are expensed on a prorated basis over the sales of the contract, if KV has a written commitment from the customer.
•	Allowance for uncollectible accounts receivable – We record allowances for losses that we may incur from the inability of certain of our customers to pay for products or services that they have purchased. In determining these allowances, we take into consideration the financial condition of our customers, previous payment history and the age of the outstanding balances. We monitor customers’ balances on a monthly basis and assess the adequacy of the allowances recorded. Certain of KV’s customers do have outstanding receivable balances that could have a material impact on the financial results in the event that those customers were unable to satisfy their obligations. Management, at this time, is not aware of any customers in this situation. Historically, KV has been able to effectively monitor the creditworthiness of its customers on a monthly basis and has not experienced a material loss.
•	Warranty reserve- The Company provides a limited lifetime warranty on most products sold. Depending on the product, the lifetime warranty is generally defined as a range of three to fifteen years. The Company does not sell or otherwise issue warranties or warranty extensions as stand alone products. The warranty provides replacement of the product as the resolution for any warranty claims. Reserves have been established for the various costs associated with the Company’s warranty program. General warranty reserves are based on historical claims experience and other currently available information and are periodically adjusted for business levels and other factors. Specific reserves are established if an issue is identified with the amounts for such reserves based on the estimated cost to correct the problem. The actual warranty expense could differ from the estimates made by the Company based on product performance.
•	Inventory reserves – We provide reserves for inventory that we consider obsolete or slow moving, utilizing assumptions about future demand for our products. We monitor our inventory by type, age and usage on a monthly basis to determine the reserves recorded. The majority of our products can be sold across various market channels. Therefore, we have been successful on a historic basis in minimizing our risk of slow-moving or obsolete inventory.
•	Impairment of long-lived assets – We periodically review the carrying value of our long-lived assets held and used, including goodwill and other intangible assets. This review is performed using estimated future cash flows. If the carrying value of a long-lived asset is considered to be impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.
•	Pension and Other Postretirement Benefits – Accounting for defined-benefit pension plans involves estimating the cost of benefits to be provided in the future, based on vested years of service, and attributing those costs over the time period each employee works. The most significant factor affecting our pension costs is the fair value of the plan assets and the selection of key assumptions, including the discount rate and the expected return on plan assets. In fiscal 2005, we decreased our discount rate from 6.25% from 5.25%. We maintained the expected return on plan assets at 8.00%. While we believe the assumptions selected are reasonable, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future expense. Refer to Note 9 to the Consolidated Financial Statements for more information regarding costs and assumptions for our employee retirement plans.

•	Loss Contingencies – KV is subject to legal proceedings and claims arising out of the normal course of business. KV routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical claims experience for incurred but not reported matters. The required reserves may change in the future due to new developments in each matter. KV has an active risk management program consisting of numerous insurance policies secured from multiple carriers. These policies provide coverage that is utilized to minimize the impact, if any, of the legal proceedings. For further discussion, see Note 15 to the Consolidated Financial Statements.

        Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors and the Audit Committee has reviewed KV’s disclosures relating to them in this Management Discussion and Analysis.

        In addition, we have not recently experienced changes in circumstances that would have significantly impacted any of the reserves discussed above or our evaluation of the carrying value of the long-lived assets. Further, in accordance with SFAS No. 144, paragraph 8; no events have occurred which would require us to test for recoverability of our long-lived assets, except as disclosed in Note 3.

Results of Operations

        The table below shows certain items in our Consolidated Statements of Operations as a percentage of net sales:

Year Ended	July 2, 2005	July 3, 2004	June 28, 2003

Net sales	100.0%	100.0%	100.0%
Cost of sales	80.9	79.4	78.2

Gross profit	19.1	20.6	21.8
Selling, general and administrative expenses	14.2	15.8	18.6
Impairment/Restructure	1.4	-	.2

Operating income	3.5	4.8	3.0
Other expense	.9	1.1	.9

Income before income taxes	2.6	3.7	2.1
Income taxes	.6	1.2	.3

Net income	2.0%	2.5%	1.8%

Sales

        The table below summarizes our sales by division for the past three fiscal years (in millions) and by market:

Year Ended	July 2, 2005%		July 3, 2004%		June 28, 2003%

Business Products OEM	$ 43.1	27.4%	$ 37.2	25.0%	$ 26.9	21.5%
Business Products Idea	9.1	5.8%	9.2	6.2%	8.8	7.0%

Total Business Products	$ 52.2	33.2%	$ 46.4	31.2%	$ 35.7	28.5%

Consumer	$ 31.7	20.1%	$ 34.1	22.9%	$ 34.0	27.2%
Distribution and Other	73.5	46.7%	68.4	45.9%	55.2	44.3%

Total Home and
Commercial Products	$ 105.2	66.8%	$ 102.5	68.8%	$ 89.2	71.5%

Total Net Sales	$ 157.4	100.0%	$ 148.9	100.0%	$ 124.9	100.0%

        Consolidated net sales for fiscal 2005 increased 5.7% when compared to fiscal 2004, which followed an increase of 19.3% when comparing fiscal 2004 to fiscal 2003. It should be noted that fiscal 2004 included 53 weeks of sales versus 52 weeks in both fiscal 2005 and 2003. Excluding the extra week of sales, fiscal 2005 sales would have increased 7.8% over fiscal 2004 and sales for fiscal 2004 would have increased approximately 16.9% over fiscal 2003.

        Our Business Products division sales increased 12.5% when compared to fiscal 2004, following an increase of 30.2% in fiscal 2004 when compared to fiscal 2003. Business and Institutional Furniture Manufacturers’ Association (BIFMA), reported that the office furniture shipments for the industry as a whole had grown 9.7% during the eleven-month period from July 2004 to May 2005. This followed an increase in shipments of 1.9% in fiscal 2004. KV has been successful in growing sales to the Business Product original equipment manufacturers (“OEM’s”) with the addition of new products, in particular the addition of a number of customer specific versions of KV’s precision ball bearing slides and the new heavy-duty 8800™ precision slide with the patented interlock system. The line of height adjustable tables received a number of aesthetic design changes, including a cast aluminum foot and a quieter, faster motor on the electric versions of the tables and have been well received by our OEM customers.

        Late in fiscal 2005, management changed the Idea channel increasing the direct sales force. We have a number of new products in this channel and believe utilizing a direct sales focus will promote growth in this important channel of our business.

        The Business Products division has also begun to explore alternative markets for its products including the automotive industry and the home appliance market.

        Our Home and Commercial Products division sales for fiscal 2005 increased by 2.7% when compared to fiscal 2004, following an increase of 14.9% for fiscal 2004 when compared to fiscal 2003. New product sales, including the Pir-o-et™ height adjustable lazy susan and the Virtu™ line of Italian-designed closet and kitchen products, were primarily the reason for this growth.

        While we saw moderate growth overall in this division, our U.S. consumer sales declined during fiscal 2005. This channel of our business had been posting revenue growth during the past couple of fiscal years, but had been unprofitable. During the second quarter of fiscal 2005, we performed an in depth review of our top 50 customers in this channel and developed a strategy for making these customers profitable. As a result of this process, we eliminated a number of the promotional programs that had been utilized during the past few years and discontinued sales to certain smaller customers. While this rationalization process reduced net sales by approximately $1.8 million in fiscal 2005, the U.S. consumer channel was profitable for the last half of fiscal 2005. We believe that we are now positioned to post modest, profitable growth in this channel.

        We offer a consignment inventory program for certain customers. Under this program, the customers are not invoiced for product until the Company receives notice that the customer has utilized the inventory at their location. At July 2, 2005 and July 3, 2004, the inventory in this program totaled $3.5 million and $3.3 million at cost, respectively.

        New product sales were approximately $31.1 million in fiscal 2005 compared with $24.7 million in fiscal 2004 and $11.7 million in fiscal 2003. New product introductions, along with value-added services, such as vendor-managed inventory, remain key components of our strategy. The Company consistently defines new product sales, including product extensions, as those products sold within a three-year period from the date of introduction.

Gross Profit

        Gross profit, as a percentage of net sales, was 19.1% in fiscal 2005, compared to 20.6% in fiscal 2004 and 21.8% in fiscal 2003. Since January 2004, the price of steel has increased significantly and for several months during fiscal 2005 reached an increase of over 70% compared to January 2004. While the cost of steel has declined in the fourth quarter of fiscal 2005, it still remains approximately 60% higher than the January 2004 benchmark. The increased steel costs resulted in KV paying approximately $9.3 million more for raw steel during the fiscal year than it would have if the steel prices had remained stable at the January 2004 benchmark. During fiscal 2005, KV successfully passed through all but $1.1 million of the added costs to its customers. In total, increased steel costs reduced KV’s gross margins by approximately 1.8 percentage points in fiscal 2005 and were also the primary reason for the decrease in gross margins in fiscal 2004 when compared to fiscal 2003.

        While it is difficult to predict the cost of steel, market pricing appears to have stabilized or slightly declined during the last half of fiscal 2005. KV has a contract for most of its steel that is adjusted for market pricing on a calendar quarter basis.

        During the second quarter of fiscal 2005, KV recorded additional depreciation expense of $304,116 in cost of goods sold related to certain equipment that it had been utilizing for backup production of certain precision drawer slide products. Those products are now being partially sourced from overseas rather than manufactured domestically, so the extra capacity is no longer required. The useful life of the equipment identified for disposal was adjusted accordingly for depreciation purposes.

        Domestically, KV remains committed to utilizing lean manufacturing initiatives to minimize its manufacturing costs. Utilizing the concepts of lean manufacturing, we reduced the production square footage requirements in our Grand Rapids facility, which allowed us to relocate our kitchen and bath storage accessory production from the Muncie facility to our main manufacturing site in Grand Rapids. The charges related to this relocation are discussed later in Management’s Discussion and Analysis. We estimate that this consolidation will reduce our manufacturing costs by more than $1.5 million pre-tax annually in future years.

        Asian producers of both utility and precision drawer slides continue to pose a competitive threat, particularly from a pricing perspective. In response, KV has established solid vendor relationships with three key producers of these slides in Asia and has been utilizing product sourced from these manufacturers to successfully address pricing pressures. In addition, we have taken preliminary steps to establish our own manufacturing entity in Asia. We have filed the necessary registrations for the entity and anticipate the startup of production during calendar 2006. The total initial investment is anticipated to be less than $1.0 million. Management believes that utilizing these low-cost production resources will help it remain competitive in the U.S. marketplace and will allow it to improve the profitability and competitiveness of its Business Products OEM market.

        To date, all of the slides produced in Asia have represented incremental sales to KV and have not reduced volume being produced in the U.S. KV’s domestic production capabilities are being focused on manufacturing the new, more complex products, which typically represent higher margin items.

        During fiscal 2005, the Business Products OEM segment has recorded their cost for certain precision slides partially sourced from Asia and partially produced domestically at the Asian cost regardless of where the slides were produced. This resulted in improved profitability for this segment of the business and correspondingly reduced the profitability of the Manufacturing segment. See Note 10 to the Consolidated Financial Statements for a summary of profitability by business segment.

Selling, General and Administrative

        Selling, general and administrative expenses, as a percent of net sales, were 14.2% in fiscal 2005, compared to 15.8% in fiscal 2004 and 18.6% in fiscal 2003. In both fiscal 2005 and 2004, KV has been successful in leveraging its selling and administrative costs as sales increased, while still making certain that spending was sufficient to ensure its ongoing ability to develop and introduce new products to the market and have the appropriate advertising materials available to introduce those products. The fiscal 2003 results reflected additional marketing to reintroduce the KV line of kitchen and bath accessories under the Real Solutions for Real Life™ logo, investments in selling efforts to the distribution channel and the cost to convert from independent third party representatives to a direct sales force. Fiscal 2003 also included a pre-tax gain of $0.8 million due to the successful resolution of certain legal matters.

Impairment and Severance Costs

        During fiscal 2005, KV recorded a pre-tax impairment charge of $115,088 related to the precision drawer slide equipment discussed above that will be held and used or held for sale.

        In January 2005, the Board of Directors approved a restructuring plan to close its Muncie, Indiana facility and relocate its operations into existing available space in the Grand Rapids, Michigan facility. KV recorded pre-tax impairment charges for the write down of the long-lived assets; including real estate and manufacturing equipment located in the Muncie facility, to the lower of their carrying value or their estimated fair values, less the disposition costs. Fair value estimates were determined by KV management, with the assistance of independent appraisers, and were based on estimated proceeds from sale. The fair value of the real estate was determined to be $1.0 million and the equipment was adjusted to a fair value of $220,000. The facility was closed and the relocation of the operations was completed in June 2005.

        KV also incurred certain exit costs in connection with the closure of the Muncie facility, including severance and the relocation of certain equipment and inventory. The severance/stay-on bonus costs and the facility exit and other costs were expensed in the Manufacturing division as incurred.

        The impairment and exit costs incurred and expensed during fiscal 2005 related to the closure of the Muncie facility totaled approximately $2.3 million pre-tax.

        Management believes that the decision to relocate the Muncie operations will lower KV’s overall manufacturing costs. KV will be able to utilize the pool of stable skilled employees at its Grand Rapids manufacturing facility, including the existing manufacturing expertise of its in-house kaizen staff and industrial engineers. In addition, management believes that the consolidation of operations will improve KV’s speed to market on its kitchen and bath accessories, as the new product engineers and test lab are located in Grand Rapids.

        Management has estimated the payback period for the closing of the Muncie facility to be approximately a year and a half from the closure date.

        During the first quarter of fiscal 2003, we recorded $271,325 (pre-tax) of severance costs, primarily related to the resignation of two of our executive officers in August 2002.

Interest Expense and Other Net Expenses

        Interest expense was $1.6 million in both fiscal 2005 and 2004, compared to $1.5 million in fiscal year 2003. Overall, interest expense has remained relatively stable over the past three fiscal years. Slight variations reflect the impact of higher or lower balances outstanding on the revolving credit facility and the increase in the short-term interest rates.

        Net other income was $155,391 in fiscal 2005 compared to net other expense of $2,202 in fiscal 2004. The other income recorded in fiscal 2005 reflects a settlement payment received in connection with one of KV’s patents, along with favorable exchange rate gains. The net other expense in fiscal 2004 was negatively impacted by exchange rate losses in our Canadian entity. Net other income in fiscal 2003 of $255,854 included interest of approximately $95,000 received from the Internal Revenue Service for amounts refunded due to the filing of amended returns.

Income Taxes

        The effective tax rate for fiscal 2005 was 23.9%. During the third quarter of fiscal 2005, the Company recognized one-time tax benefits of $594,000. Of this total, $372,000 related to the expiration of a certain statutory period and the related reversal of the associated tax contingencies. The remaining $222,000 of tax benefits was related to amended filings for prior year research and development credits. Excluding this benefit, the effective tax rate would have been 38.6%.

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

Net Income

        Net income was $3.1 million, or $0.68 per diluted share, in fiscal 2005 compared with $3.7 million, or $0.83 per diluted share, in fiscal 2004 and $2.2 million, or $0.49 per diluted share, in fiscal 2003. Fiscal 2005 included the impairment/restructuring charge associated with the relocation of the wire operations, which was $2.1 million pre-tax or approximately $1.3 million after-tax, or $0.29 per diluted share. Excluding this unusual item, improved sales volumes, along with better leveraging of selling and administrative expenses, were the primary contributors to the net income improvement in both fiscal 2005 and 2004.

Liquidity and Capital Resources

Cash Flows Provided by Operating Activities

        Net cash provided by operating activities in fiscal 2005 was $8.1 million compared to $4.9 million in fiscal 2004 and $.5 million in fiscal 2003. KV has successfully leveraged its account receivable balance outstanding in fiscal 2005, along with minimizing the increase in its inventory levels over the previous year. Management believes that it can further reduce the inventory levels in future years as it fully consolidates wire production into its Grand Rapids facility.

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

Cash Flows Used for Investing Activities

        Cash used for investing activities was $2.4 million in fiscal 2005 compared to $1.2 million in fiscal 2004 and $3.5 million in fiscal 2003. The capital expenditures in fiscal 2005 represented investment in tooling for various new products including the Proxi™ line of office organization tools, the SRS/Polaris™ adjustable keyboards and the new undermount slide. In addition, KV invested in the new showrooms in the Merchandise Mart and certain key pieces of manufacturing equipment. The capital expenditures in fiscal 2004 represented investments in tooling for new products, including certain new custom precision slides. The fiscal 2003 capital expenditures represented investments in tooling for new products, including the Hopper™ and certain precision drawer slides, along with investment in our web-based customer service application. There were no significant capital expenditure commitments at July 2, 2005. The cost to complete the items classified as construction in progress at July 2, 2005 was estimated to be approximately $1.3 million, which will be derived from cash flows from operations or from the revolving credit facility.

        Capital spending has remained at lower levels for fiscal years 2005, 2004 and 2003, due to the fact that we believe our investments made in earlier years for the manufacturing process have been sufficient to meet the anticipated capacity needs for at least the next three to five years. We believe that capital expenditures will approximate $3.0 million in fiscal 2006, as investments will be focused on bringing new products and product enhancements to our customers, along with our investment in Asia.

Cash Flows Provided by (Used for) Financing Activities

        Cash flows utilized for financing activities were $4.9 million in fiscal 2005 compared to $2.4 million in fiscal 2004 and compared to cash provided by financing activities of $1.1 million in fiscal 2003. Each of the fiscal years included the ongoing costs of the KV dividend program, which approximates $2.8 million annually. Fiscal 2005 included $2.0 million in repayments on the revolving credit facility, while in fiscal 2004 and fiscal 2003, KV borrowed $.5 million and $4.0 million, respectively, under the revolving credit facility.

        KV has a stock repurchase program, under which it purchased no shares in fiscal 2005 and fiscal 2004 and 2,280 shares during fiscal 2003 with the price per share ranging from approximately $9 to $11. At July 2, 2005, KV is authorized to repurchase an additional 272,202 shares.

        KV has a $35 million three-year unsecured revolving credit facility that would have matured on November 1, 2006. On May 31, 2005, KV signed the First Amendment to the credit facility with Comerica Bank. The First Amendment extends the revolving credit maturity date to November 1, 2008 and revised certain of the financial covenants.

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

        At July 2, 2005, KV was in compliance with all of the covenants of the revolving credit agreement.

        The outstanding debt at July 2, 2005 was $22.5 million, compared to $24.5 million at the end of fiscal 2004. The debt to total capital ratio improved to 37.2% at July 2, 2005, from 40.0% at July 3, 2004. Note that KV defines total capital as the sum of long-term debt plus total stockholders’ equity. Management continues to manage KV’s debt levels in an effort to maintain its debt to total capital in a range of 35 to 45%. Anticipated cash flows from operations and available balances on the revolving credit line are expected to be adequate to fund working capital, capital expenditures, stock repurchases and dividend payments in fiscal 2006.

Legal Contingencies

        In 1997, KV was sued by a former employee seeking additional benefits under an executive retirement plan. This litigation has been dismissed and appealed through various courts. In January 2005, the Sixth Circuit Court of Appeals denied the plaintiff’s appeal of the dismissal.

        The Canada Customs and Revenue Agency (“CCRA”) has performed an audit of KV’s sales to its wholly-owned subsidiary, Knape & Vogt Canada. Preliminary results from a joint review by KV and its customs broker indicate that KV may be liable for certain customs transactions, however, the amount of any such potential liability is unknown at this time. KV is defending its position that Knape & Vogt Canada is the importer of record for all Knape & Vogt goods shipped into Canada and management believes that based on the information available at this time, any liability owed to the CCRA will not have a material adverse effect on KV’s earnings.

        During the second quarter of fiscal 2005, a competitor filed a suit in the U.S. District Court of the Central District of California alleging that KV infringes two of the competitor’s U.S. patents. The competitor is seeking monetary damages and injunctive relief. KV has received an opinion from its outside patent counsel that KV’s products do not infringe the competitor’s patents. KV has answered that it denies any liability and will vigorously defend the suit.

        KV is also subject to other legal proceedings and claims, which arise in the ordinary course of business.

        In the opinion of management, based on the information presently known and taking into account established accruals of approximately $431,000 at July 2, 2005, the ultimate liability for these matters will not have a material adverse effect on KV’s financial position or the results of its operations.

Contractual Obligations

        As more fully described in the Notes to the Consolidated Financial Statements, we are obligated to make future payments under certain debt and lease agreements, and are a party to other commitments. The following table summarizes these obligations as of July 2, 2005.

	Payments due by period

	Total	Less than 1 year	1-3 years	4-5 years

Long-term debt	$22,500,000	$ -	$ -	$22,500,000
Capital lease	38,864	16,988	21,876	-
Operating leases	895,305	198,860	496,948	199,497
Interest rate swap agreement	434,763	434,763	-	-
Purchase obligations	4,493,270	4,493,270	-	-

Total contractual cash obligations	$28,362,202	$ 5,143,881	$ 518,824	$22,699,497

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

        Further, we expect to contribute approximately $600,000 to our defined benefit retirement plans in fiscal 2006. Cash contributions beyond fiscal 2006 are not included, as the amounts are uncertain.

Inflation

        Inflation, excluding the increase in steel discussed in the Gross Margin section of this report, has not had a significant effect on KV over the past three years, nor is it expected to have a significant effect in the foreseeable future. KV continuously attempts to minimize the effect of inflation through cost reductions and improved productivity.

Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS No. 122(R), Share-Based Payment, which supersedes APB Opinion No. 25. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS No. 123(R), a public company generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS No. 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS No. 123(R) require application as of the beginning of the first fiscal year that begins after June 15, 2005. As such, the Company is required to adopt the provisions of SFAS No. 123(R) at the beginning of fiscal year 2006. The Company has not granted such awards over the past three years. If in the future, the Company should grant any such awards, it will account for such awards in accordance with SFAS No. 123(R).

        In December 2004, the FASB issued Staff Position (“FSP”) No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act (“the Act”) of 2004. This had no impact on the Company for fiscal 2005. The Company has not completed its assessment of the impact the Act will have on its financial statements in fiscal 2006.

        FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under FASB Statement No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for the purposes of applying FASB Statement No. 109. The Company has not completed an evaluation of the impact of repatriating funds from its Canadian subsidiary.

        In November 2004, the FASB issued SFAS No. 151, Inventory Cost. This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (scrap). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal year 2006. The Company believes that the impact of SFAS No. 151 will be immaterial to its consolidated statements.

ITEM 7A —QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        KV is exposed to market risks, which include changes in the Canadian dollar foreign currency exchange rate as measured against the U.S. dollar and changes in U.S. interest rates. KV holds a derivative instrument in the form of an interest rate swap, which is viewed as a risk management tool and is not used for trading or speculative purposes. The intent of the interest rate swap is to effectively fix the interest rate on part of the borrowings under KV’s variable rate revolving credit agreement. The derivative was recognized as a liability on the balance sheet at its fair value of $434,763 at July 2, 2005 and $1,391,133 at July 3, 2004.

        A discussion of KV’s accounting policies for derivative financial instruments is included in Note 2 of the Notes to Consolidated Financial Statements. Additional information relating to financial instruments and debt is included in Notes 6 and 7.

        The following table provides information on KV’s fixed maturity investments as of July 2, 2005 and July 3, 2004 that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by KV on the portion of the debt covered by the interest rate swap.

Fiscal 2005:
Liability	Amount	Maturity Date
Variable rate revolving credit agreement	$22,500,000	November 1, 2008
First $20,000,000 at an interest rate of 3.3375% (90 day LIBOR)
plus weighted average credit spread of .85%
Next $2,500,000 at an interest rate of 3.34% (1 month LIBOR)
plus weighted average credit spread of .85%;
Amounts in excess of $22,500,000 at the prime rate,
Currently 6.25%

Interest Rate Swaps
Notional amount	$20,000,000	June 1, 2006
Pay fixed/Receive variable
At 3 Month LIBOR - 3.33%
Pay fixed interest rate - 6.25%
Fair value - liability	$ 434,763

Fiscal 2004:
Liability
Variable rate revolving credit agreement	$24,500,000	November 1, 2006
First $20,000,000 at an interest rate of 1.315% (90 day LIBOR)
plus weighted average credit spread of .85%
Next $4,500,000 at an interest rate of 1.369% (1 month LIBOR)
plus weighted average credit spread of .85%;
Amounts in excess of $24,500,000 at the prime rate,
Currently 4.0%

Interest Rate Swaps
Notional amount	$20,000,000	June 1, 2006
Pay fixed/Receive variable
At 3 Month LIBOR - 1.31%
Pay fixed interest rate - 6.25%
Fair value - liability	$ 1,391,133

        KV has a sales office located in Canada. Sales are typically denominated in Canadian dollars, thereby creating exposures to changes in exchange rates. The changes in the Canadian/U.S. exchange rate may positively or negatively affect KV’s sales, gross profits and retained earnings. KV attempts to minimize currency exposure risk through working capital management. KV does not hedge its exposure to translation gains and losses relating to foreign currency net asset exposures.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Immediately following are the consolidated balance sheets of KV and its subsidiaries as of July 2, 2005 and July 3, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 2, 2005, the notes thereto, and the report of independent registered public accounting firm.

Knape & Vogt Manufacturing Company and Subsidiaries
Consolidated Statements of Operations

Year Ended	July 2, 2005	July 3, 2004	June 28, 2003

Net Sales	$ 157,365,965	$ 148,940,674	$ 124,874,939

Cost of Sales	127,247,898	118,212,331	97,592,773

Gross Profit	30,118,067	30,728,343	27,282,166

Expenses
Selling	17,846,181	19,312,542	17,961,595
Administrative and general	4,505,515	4,256,199	5,229,120
Impairment and restructure	2,270,021	-	271,325

Total Expenses	24,621,717	23,568,741	23,462,040

Operating Income	5,496,350	7,159,602	3,820,126

Other Expenses (Income)
Interest	1,605,340	1,632,201	1,458,580
Other, net	(155,391)	2,202	(255,854)

Total Other Expenses	1,449,949	1,634,403	1,202,726

Income Before Income Taxes	4,046,401	5,525,199	2,617,400

Income Taxes	966,129	1,790,267	386,501

Net Income	$ 3,080,272	$ 3,734,932	$ 2,230,899

Basic and Diluted Earnings Per Share	$ 0.68	$ 0.83	$ 0.49

Weighted-Average Shares Outstanding	4,514,243	4,516,245	4,516,706

Dividends Per Share
Common stock	$ .66	$ .66	$ .66
Class B common stock	$ .60	$ .60	$ .60

See accompanying notes to consolidated financial statements.

Knape & Vogt Manufacturing Company and Subsidiaries
Consolidated Balance Sheets

	July 2, 2005	July 3, 2004

Assets

Current Assets
Cash and equivalents	$ 6,349,702	$ 5,278,869
Accounts receivable, less allowances of $533,000 and $673,000,
respectively	19,944,781	19,959,442
Inventories, including inventory on consignment at customer
locations of $3,486,000 and $3,292,000 respectively	24,362,073	23,955,271
Prepaid expenses and other current assets	934,711	950,911
Assets held for sale	-	1,281,213

Total Current Assets	52,872,480	50,144,493

Property and Equipment
Land and improvements	1,081,531	1,175,614
Buildings	14,132,309	16,589,054
Machinery and equipment	64,748,607	66,043,000
Construction in progress	1,311,568	407,863

	81,274,015	84,215,531
Less accumulated depreciation	59,153,091	55,531,817

Net Property and Equipment	22,120,924	28,683,714

Goodwill, net of accumulated amortization of $1,099,000	4,772,837	4,772,837

Prepaid Pension Cost	12,194,574	12,088,937

Other Assets	427,823	561,345

	$92,388,638	$96,251,326

See accompanying notes to consolidated financial statements.

Knape & Vogt Manufacturing Company and Subsidiaries
Consolidated Balance Sheets

	July 2, 2005	July 3, 2004

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$ 11,085,322	$ 11,299,675
Accruals:
Income taxes	978,801	1,829,986
Accrued compensation	2,781,447	3,005,614
Accrued customer rebates and cooperative advertising	2,149,025	1,975,397
Other	4,638,464	4,695,036

Total Current Liabilities	21,633,059	22,805,708

Other Retirement Benefits	4,930,626	4,753,797

Long-Term Debt and Capital Leases	22,524,129	24,538,864

Deferred Income Taxes	4,707,000	5,896,000

Interest Rate Swap Agreement and Other Long-Term Liabilities	485,947	1,432,739

Total Liabilities	54,280,761	59,427,108

Stockholders' Equity
Stock:
Common, $2 par - 6,000,000 shares authorized; 2,482,663 and
2,331,860 issued and outstanding	4,965,326	4,663,720
Class B common, $2 par - 4,000,000 shares authorized; 2,027,842
and 2,184,489 issued and outstanding	4,055,684	4,368,978
Preferred - 2,000,000 shares authorized and unissued	-	-
Additional paid-in capital	7,471,697	7,544,749
Unearned stock grant	-	(94,500)
Accumulated other comprehensive loss:
Derivative instrument	(282,763)	(904,133)
Minimum SERP adjustment	(1,184,366)	(1,047,874)
Minimum pension adjustment	-	(250,015)
Foreign currency translation adjustment	708,658	396,156

Total accumulated other comprehensive loss	(758,471)	(1,805,866)
Retained earnings	22,373,641	22,147,137

Total Stockholders' Equity	38,107,877	36,824,218

	$ 92,388,638	$ 96,251,326

See accompanying notes to consolidated financial statements.

Knape & Vogt Manufacturing Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock	Additional paid-in capital	Restricted stock grants	Accumulated other comprehensive income (loss)	Retained earnings	Total

Balance, June 29, 2002	$9,034,304	$7,550,062	$(94,500)	$(2,154,460)	$21,877,814	$36,213,220
Comprehensive income:
Net income	-	-	-	-	2,230,899	2,230,899
Foreign currency translation	-	-	-	411,635	-
adjustment
Minimum SERP adjustment, net of
deferred taxes of $152,000	-	-	-	(227,665)	-
Minimum pension adjustment, net of
deferred taxes of $302,000	-	-	-	(384,677)	-
Loss on derivative instrument, net
of deferred taxes of $333,000	-	-	-	(619,822)	-

Other comprehensive loss	-	-	-	(820,529)	-	(820,529)

Comprehensive income	-	-	-	-	-	1,410,370

Cash dividends	-	-	-	-	(2,847,316)	(2,847,316)
Restricted stock forfeited (50 shares)	(100)	(601)	-	-	-	(701)
Restricted stock issued (813 shares)	1,626	8,612	-	-	-	10,238
Repurchase and retirement of shares of
common stock (2,280 shares)	(4,560)	(19,389)	-	-	-	(23,949)

Balance, June 28, 2003	9,031,270	7,538,684	(94,500)	(2,974,989)	21,261,397	34,761,862

Comprehensive income:
Net income	-	-	-	-	3,734,932	3,734,932
Foreign currency translation	-	-	-	70,320	-
adjustment
Minimum SERP adjustment, net of
deferred taxes of $103,000	-	-	-	207,294	-
Minimum pension adjustment, net of
deferred taxes of $157,000	-	-	-	134,662	-
Gain on derivative instrument, net
of deferred taxes of $407,000	-	-	-	756,847	-

Other comprehensive income	-	-	-	1,169,123	-	1,169,123

Comprehensive income	-	-	-	-	-	4,904,055

Cash dividends	-	-	-	-	(2,849,192)	(2,849,192)
Restricted stock issued (714 shares)	1,428	6,065	-	-	-	7,493

Balance, July 3, 2004	9,032,698	7,544,749	(94,500)	(1,805,866)	22,147,137	36,824,218

Comprehensive income:
Net income	-	-	-	-	3,080,272	3,080,272
Foreign currency translation	-	-	-	312,502	-
adjustment
Minimum SERP adjustment, net of
deferred taxes of $76,000	-	-	-	(136,492)	-
Minimum pension adjustment, net of
deferred taxes of $157,000	-	-	-	250,015	-
Gain on derivative instrument, net
of deferred taxes of $335,000	-	-	-	621,370	-

Other comprehensive income	-	-	-	1,047,395	-	1,047,395

Comprehensive income	-	-	-	-	-	4,127,667

Cash dividends	-	-	-	-	(2,853,768)	(2,853,768)
Restricted stock forfeited (6,600 shares)	(13,200)	(81,300)	94,500	-	-	-
Restricted stock issued (756 shares)	1,512	8,248	-	-	-	9,760

Balance, July 2, 2005	$9,021,010	$7,471,697	$0	$(758,471)	$22,373,641	$38,107,877

See accompanying notes to consolidated financial statements.

Knape & Vogt Manufacturing Company and Subsidiaries
Consolidated Statements of Cash Flows

Year Ended	July 2, 2005	July 3, 2004	June 28, 2003

Operating Activities
Net income	$ 3,080,272	$ 3,734,932	$ 2,230,899
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation of property and equipment	5,904,792	6,306,890	6,605,516
Amortization of other assets	64,730	93,468	36,575
Deferred income taxes	(1,498,627)	(370,106)	480,000
Increase (decrease) in supplemental retirement benefits	53,334	(23,709)	13,284
(Increase) decrease in prepaid pension cost	233,112	414,554	(4,276,691)
Impairment loss	1,778,447	-	-
Loss (gain) on disposal of property and equipment	(9,111)	1,450	136,746
Other	12,526	42,098	50,000
Changes in operating assets and liabilities:
Accounts receivable	137,080	(3,107,525)	439,638
Inventories	(406,802)	(4,976,215)	(5,816,911)
Other current assets	18,504	(218,626)	898,337
Accounts payable	(218,952)	692,252	943,130
Accruals	(1,029,616)	2,319,201	(1,229,205)

Net cash provided by operating activities	8,119,689	4,908,664	511,318

Investing Activities
Additions to property and equipment	(2,416,547)	(1,199,398)	(3,707,536)
Proceeds from sales of property and equipment	15,453	53,975	243,527
Other, net	(47,351)	(28,114)	(62,282)

Net cash used for investing activities	(2,448,445)	(1,173,537)	(3,526,291)

Financing Activities
Dividends paid	(2,853,768)	(2,849,192)	(2,847,316)
Principal payments on capital lease obligations	(14,734)	(13,741)	(6,080)
Borrowings/(repayments) on long-term debt	(2,000,000)	500,000	4,000,000
Repurchase and retirement of common stock	-	-	(23,949)

Net cash provided by (used for) financing activities	(4,868,502)	(2,362,933)	1,122,655

Effect of Exchange Rate Changes on Cash	268,091	60,062	308,388

Net Increase (Decrease) in Cash and Equivalents	1,070,833	1,432,256	(1,583,930)
Cash and equivalents, beginning of year	5,278,869	3,846,613	5,430,543

Cash and equivalents, end of year	$ 6,349,702	$ 5,278,869	$ 3,846,613

Supplemental Information:
Interest paid	$ 1,608,859	$ 1,628,923	$ 1,448,663
Income taxes paid	4,704,130	934,411	316,000

See accompanying notes to consolidated financial statements.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1. Nature of Operations.

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

NOTE 2. Summary of Significant Accounting Policies

      Principles of Consolidation

        The consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include the accounts of Knape & Vogt Manufacturing Company and its wholly owned foreign subsidiary. All material intercompany balances, transactions and stockholdings have been eliminated in consolidation.

        The Company utilizes a 52- or 53-week fiscal year, which ends on the Saturday nearest the end of June. The fiscal years ended July 2, 2005 and June 28, 2003 contained 52 weeks and the fiscal year ended July 3, 2004 contained 53 weeks.

      Revenue Recognition

        The Company records revenue when title to the product and risk of ownership passes to the buyer. Sales are shown net of returns, discounts and any other form of sales incentive, including cooperative advertising, rebates and merchandising displays. In certain circumstances, the Company provides buyback programs and markdown allowances to its customers. These amounts are fixed at the start of the contract period with the customer and accounted for in accordance with Statement of Position No. 93-7, “Reporting on Advertising Costs” and Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. The cost of these programs are either expensed at the time of the initial shipment of the goods or are expensed on a prorated basis over the sales of the contract, if the Company has a written commitment from the customer.

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

      Foreign Currency

        The accounts of the foreign subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. Current assets and liabilities are translated at year-end exchange rates, while long-term assets and liabilities are translated at historical month-end rates. Income and expense accounts are translated at average exchange rates in effect during the year. Translation adjustments resulting from fluctuations in the exchange rates are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables are included in the consolidated statements of operations. These foreign currency exchange net gains were $23,423 in fiscal 2005, $149,398 in fiscal 2004 and $6,432 in fiscal 2003.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

      Fair Value Disclosures of Financial Instruments

        Financial instruments include cash and equivalents, accounts receivable, accounts payable, long-term debt and an interest rate swap agreement. The carrying amounts of cash and equivalents, accounts receivable, and accounts payable approximate fair value at July 2, 2005 and July 3, 2004, because of the short-term nature of these financial instruments. The estimated carrying value of long-term debt approximates its fair value at July 2, 2005 and July 3, 2004 due to variable interest rates associated with the revolving line of credit. The interest rate swap is valued based on a quoted market price.

      Derivative Financial Instruments

        The Company uses an interest rate swap agreement to modify a portion of the variable rate revolving line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement is designated as a hedge, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Amounts currently due to or from interest rate swap counter parties are recorded in interest expense in the period in which they accrue. The derivative was recognized as a liability on the balance sheet at its fair value of $434,763 at July 2, 2005 and $1,391,133 at July 2, 2004.

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

      Property, Equipment and Depreciation

        Property and equipment are stated at cost and depreciated, for financial reporting purposes, using the straight-line method over the estimated useful lives of the assets. For income tax purposes, accelerated depreciation methods and shorter useful lives are used. Management estimates that the cost to complete the items classified in construction in progress at July 2, 2005 was approximately $1.3 million. Estimated depreciable lives are as follows: land and improvements, 3 to 20 years; buildings, 3 to 40 years; machinery and equipment, 3 to 20 years.

      Leased Property Under Capital Leases

        Property under capital leases is amortized over the shorter of the lives of the respective leases or the estimated useful lives of the assets. Amortization of capital leases for the years ending July 2, 2005, July 3, 2004 and June 28, 2003 were $15,319, $15,319 and $7,660, respectively.

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

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

      Goodwill and Intangible Assets

        In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to test the carrying value of goodwill for impairment at the reporting unit level annually or more frequently if an event occurs. Goodwill represents the excess of the purchase price over the fair value of net identifiable intangible assets. The recorded goodwill primarily relates to the acquisition of Idea Industries.

        Other intangibles consist primarily of trademarks, brand names and patents that are being amortized using the straight-line method over periods up to 15 years. Other intangibles were $172,202, net of accumulated amortization of $183,832 as of July 2, 2005 and $189,581, net of accumulated amortization of $119,103 as of July 3, 2004.

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

      Income Taxes

        Deferred income taxes are recognized for all temporary differences between tax and financial reporting, and are measured using the enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to reverse.

      Advertising

        The Company offers cooperative advertising to certain customers. The advertising costs are recorded in accordance with Statement of Position No. 93-7, “Reporting on Advertising Costs” and Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. The cost of these programs is expensed at the same time that the corresponding sales are recognized and are recorded as a reduction of gross sales. Other advertising costs are included in selling, general, and administrative expenses. Advertising expense, including cooperative advertising, was $1,300,000 in 2005, $1,305,000 in 2004 and $976,000 in 2003.

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

	2005	2004	2003

Numerators:
Numerator for both basic and
diluted EPS, net income	$3,080,272	$3,734,932	$2,230,899

Denominators:
Denominator for both basic and
diluted EPS, weighted-average
common shares outstanding	4,514,243	4,516,245	4,516,706

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

        The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

	2005	2004	2003

Exercise Price
$13.64	6,050	6,050	6,875
$14.09	7,700	7,700	8,525
$16.74	-	-	6,962
$18.18	-	5,500	6,325
$18.41	-	-	130,240
$18.48	-	206,183	-
$26.54	-	-	61,413

      Comprehensive Income

        Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholders’ equity.

      New Accounting Standards

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS No. 123(R), Share-Based Payment, which supersedes APB Opinion No. 25. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS No. 123(R), a public company generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS No. 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS No. 123(R) require application as of the beginning of the first fiscal year that begins after June 15, 2005. As such, the Company is required to adopt the provisions of SFAS No. 123(R) at the beginning of fiscal year 2006. The Company has not granted such awards over the past three years. If in the future, the Company should grant any such awards, it will account for such awards in accordance with SFAS No. 123(R).

        In December 2004, the FASB issued Staff Position (“FSP”) No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act (“the Act”) of 2004. This had no impact on the Company for fiscal 2005. The Company has not completed its assessment of the impact of the Act will have on its financial statements in fiscal 2006.

        FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under FASB Statement No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for the purposes of applying FASB Statement No. 109. The Company has evaluated the impact of repatriating funds from its Canadian subsidiary and determined that the impact to its tax expense and deferred tax liability will be immaterial. A formal plan has not been approved as of the date of this report to repatriate funds back to the United States, however the Company anticipates that this action will occur in fiscal 2006.

        In November 2004, the FASB issued SFAS No. 151, Inventory Cost. This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (scrap). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal year 2006. The Company believes that the impact of SFAS No. 151 will be immaterial to its consolidated statements.

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

      Reclassifications

        Certain prior year information has been reclassified to conform to the current year presentation.

NOTE 3. Impairment/Severance

        The following presents a summary of pre-tax impairment/restructuring activities, by category for the three years ended July 2, 2005.

	2005	2004	2003

Severance & stay on bonuses	$105,202	$-	$271,325
Facility exit costs & other	386,372	-	-
Asset impairment	1,778,447	-	-

Total	$2,270,021	$-	$271,325

        During fiscal 2005, the Company recognized asset impairment charges and accelerated depreciation of $419,204 pre-tax on certain manufacturing equipment. The asset impairment component of $115,088 was recorded in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The accelerated depreciation of $304,116 was recorded in cost of goods sold as it is excluded from SFAS No. 144. The manufacturing equipment had been utilized for backup production of precision drawer slide products. Those products are now being partially sourced from overseas rather than manufactured in house, so the extra capacity is no longer required. Some of the equipment will be abandoned and the useful life was adjusted accordingly for depreciation purposes. The equipment that will be held and used or sold was written-down to its estimated fair values as determined by the Company’s management based on estimated prices of similar assets or proceeds from sale, respectively. The equipment that will be sold has been classified as assets held for sale on the balance sheet.

        In January 2005, the Board of Directors approved a restructuring plan to close its Muncie, Indiana facility and relocate its operations into existing available space in the Grand Rapids, Michigan facility. In accordance with SFAS No. 144, the Company recorded pre-tax impairment charges of $1,663,359 in fiscal 2005, consisting of the write down of the long-lived assets; including real estate and manufacturing equipment located in Muncie facility, to the lower of their carrying value or their estimated fair values, less the disposition costs. Fair value estimates were determined by the Company’s management, with the assistance of independent appraisers, and were based on estimated proceeds from sale. The fair value of the real estate was determined to be $1.0 million and the equipment was adjusted to a fair value of $220,000. The closure of the facility and relocation of the operations was completed in June 2005.

        The Company incurred certain qualifying exit costs in connection with the closure of the Muncie facility, including severance and the relocation of certain equipment and inventory. The severance/stay-on bonus costs and the facility exit and other costs of $491,574 were expensed as they were incurred. All of the charges were recorded in the Manufacturing division of the Company.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

        During 2003, the Company recorded $271,325 pre-tax of severance costs primarily related to the resignation of two of its executive officers in August 2002.

        The following summarizes the restructuring accrual for the fiscal year ended July 2, 2005. Fiscal years ended July 3, 2004 and June 28, 2003 did not have any accrual activity. Facility exit costs associated with the movement of equipment and inventory, as well as facility preparation and training related to the relocation, are recognized as incurred and are not included in the ending restructuring accrual balance.

	Severance & Stay on bonuses	Facility exit Costs & other	Total

Accrual balance, July 3, 2004	$-	$-	$-
Restructuring charges	105,202	386,372	491,574
Cash payments	(55,507)	(386,372)	(441,879)

Accrual balance, July 2, 2005	$49,695	$-	$49,695

NOTE 4. Inventories

        Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

	July 2, 2005	July 3, 2004

Finished products	$15,038,354	$15,256,160
Consignment	3,485,891	3,292,297
Work in process	2,154,142	2,062,060
Raw materials	3,683,686	3,344,754

	$24,362,073	$23,955,271

NOTE 5. Warranty

        The Company provides a limited lifetime warranty on most products sold. Depending on the product, the lifetime warranty is generally defined as a range of three to fifteen years. The Company does not sell or otherwise issue warranties or warranty extensions as stand alone products. The warranty provides replacement of the product as the resolution for any warranty claims. Reserves have been established for the various costs associated with the Company’s warranty program. General warranty reserves are based on historical claims experience and other currently available information and are periodically adjusted for business levels and other factors. Specific reserves are established if an issue is identified with the amounts for such reserves based on the estimated cost to correct the problem. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	July 2, 2005	July 3, 2004	June 23, 2003

Accrued warranty costs at the beginning
of the year	$287,000	$275,000	$235,000
Payments made for warranty costs	(427,000)	(216,000)	(198,000)
Accrual for product warranty	534,000	228,000	238,000

Accrued warranty costs at the end of the
year	$394,000	$287,000	$275,000

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 6. Long-Term Debt

        Long-term debt obligations are summarized as follows:

	July 2, 2005	July 3, 2004

Revolving credit agreement	$22,500,000	$24,500,000
Capital lease obligations	38,864	52,605
Less: Current portion of capital lease
obligations	(14,735)	(13,741)

	$22,524,129	$24,538,864

        The Company has a $35 million three-year unsecured revolving credit facility that would have matured on November 1, 2006. On May 31, 2005, the Company signed the First Amendment to the credit facility with Comerica Bank. The First Amendment extends the revolving credit maturity date to November 1, 2008 and revised certain of the financial covenants.

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

        At July 2, 2005, there was a $22,500,000 balance outstanding under this agreement. The interest rate on the first $20,000,000 of the outstanding balance was 3.3375% plus an additional 85 basis points credit spread. The interest rate is adjusted to market rates at the end of each interest period and is based on the 90 day LIBOR rate. The interest rate on the remaining balance of $2,500,000 was 3.34%, which was the 30-day LIBOR rate, plus an additional 85 basis points credit spread. The agreement requires the Company to pay a non-use fee on amounts not outstanding under the credit facility. At July 2, 2005, the non-use fee was .15%. Both the interest rate and the non-use fees on this agreement fluctuate according to the ratio of the Company’s adjusted total debt (funded debt less cash and cash equivalents) to EBITDA (earnings before interest, income taxes, depreciation and amortization). Compensating balances are not required by this agreement. The Company is required under this agreement to maintain certain financial ratios and, at July 2, 2005, was in compliance with these covenants.

NOTE 7. Derivative Financial Instruments

        The Company has entered into an interest rate swap agreement to modify a portion of the variable rate revolving line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement is designated as a hedge, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Amounts currently due to or from interest-rate-swap counter-party are recorded in interest expense in the period in which they accrue. The derivative, which has a notional amount of $20,000,000, was recognized as a liability on the balance sheet at its fair value of $434,763 at July 2, 2005 and $1,391,133 at July 3, 2004. Under this agreement, the Company pays the counterparty interest at a fixed rate of 6.25%, and the counterparty pays the Company interest at a variable rate equal to LIBOR. The LIBOR rate on this agreement was 3.33% at July 2, 2005.

        Neither the Company nor the counterparty, which is a major U.S. bank, is required to collateralize its obligation under the swap. The Company is exposed to loss if the counterparty should default. At July 2, 2005, the Company had no exposure to credit loss on the interest rate swap. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

        The gain/(loss) recognized in other comprehensive income on the interest rate swap is made up of the following components:

	July 2, 2005		July 3, 2004		June 28, 2003
	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax
Change in fair value
of interest rate swap	$1,703,537	$1,107,029	$2,177,697	$1,415,850	$(15,938)	$(10,360)
Settlement to
interest expense	(747,167)	(485,659)	(1,013,850)	(659,003)	(936,884)	(609,462)

Other comprehensive
income (loss)	$956,370	$621,370	$1,163,847	$756,847	$(952,822)	$(619,822)

NOTE 8. Lease Commitments

        The Company leases certain real property and equipment under agreements which expire on various dates. Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year are summarized as follows:

Fiscal Year	Operating	Capital

2006	$198,860	$16,988
2007	182,491	16,988
2008	180,530	8,501
2009	133,927	-
2010 and thereafter	430,359	-

Total minimum payments	$1,126,167	$42,477
Less - interest on capital leases		3,613

Total principal payable on capital leases
(included in Note 6)		$38,864

        Rent expense under all operating leases was approximately $1,194,000, $1,273,000 and $1,017,000 in fiscal 2005, 2004 and 2003, respectively.

NOTE 9. Retirement Plans

        The Company has several noncontributory defined benefit pension plans and defined contribution plans covering substantially all of its employees. The defined benefit plans provide benefits based on the participants’ years of service. The Company’s funding policy for defined benefit plans is to make annual contributions, which equal or exceed regulatory requirements. The pension and profit-sharing plans at July 2, 2005 and July 3, 2004 held a combined total of 284,637 shares of the Company’s Class B common stock.

        The Company also has a nonqualified supplemental retirement program (“SERP”) for designated officers of the Company, which includes death and disability benefits. The plan is funded from the general assets of the Company.

        The postretirement health-care plan covers substantially all employees. The plan is unfunded and contributory. The plan was capped in fiscal 2002 to limit the amount that the Company would pay toward the of health-care premiums for retirees.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

        The Company uses a June 30 measurement date for the majority of its plans. The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s noncontributory pension plans, SERP and postretirement plans:

	Pension Benefits		SERP Benefits		Postretirement Health-Care Benefits
	2005	2004	2005	2004	2005	2004

Change in benefit obligations
Benefit obligations at
beginning of year	$19,099,349	$20,324,552	$3,359,139	$3,511,333	$2,252,625	$2,346,600
Service cost	411,801	492,019	8,220	7,022	82,141	88,547
Interest cost	1,184,774	1,101,529	201,639	195,358	130,313	125,997
Actuarial (gains)/losses	2,270,307	(1,994,348)	336,440	(31,959)	32,821	(136,613)
Benefits paid	(905,206)	(827,264)	(307,044)	(322,615)	(161,294)	(171,906)
Exchange rate	281,263	2,861	67,547	-	-	-

Benefit obligations at end of
year	$22,342,288	$19,099,349	$3,665,941	$3,359,139	$2,336,606	$2,252,625

Change in plan assets
Fair value of plan assets at
beginning of year	$21,772,819	$20,028,261	-	-	-	-
Actual return on plan assets	1,680,106	2,383,935	-	-	-
Employer contributions	192,362	187,887	307,044	322,615	161,294	171,906
Benefits paid	(905,206)	(827,264)	(307,044)	(322,615)	(161,294)	(171,906)
Exchange rate and other	274,228	-	-	-	-	-

Fair value of plan assets at
end of year	$23,014,309	$21,772,819	-	-	-	-

Funded status	$672,020	$2,673,470	$(3,665,941)	$(3,359,139)	$(2,336,606)	$(2,252,625)
Unrecognized transition amount	(9,813)	(11,039)	-	-	336,265	384,302
Unrecognized net actuarial loss	11,133,371	9,197,332	2,135,874	1,905,281	2,618,270	2,747,136
Unrecognized prior service cost
	398,995	537,759	(113,540)	(123,211)	(2,117,917)	(2,339,897)

Net amount recognized	$12,194,574	$12,397,522	$(1,643,607)	$(1,577,069)	$(1,499,988)	$(1,461,084)

Amounts recognized in the
consolidated balance sheets
consist of:
Prepaid pension cost	$12,194,574	$12,088,937	-	-	-	-
Other retirement benefits	-	(90,092)	(3,430,637)	(3,202,620)	(1,499,988)	(1,461,084)
Accumulated other
comprehensive income	-	398,677	1,787,030	1,625,551	-	-

Net amount recognized	12,194,574	$12,397,522	$(1,643,607)	$(1,577,069)	$(1,499,988)	$(1,461,084)

        The following table represents the weighted average actuarial assumptions used to develop the projected benefit obligation at June 30, 2005 (“Plan year-end”) and to develop net periodic benefit cost for the subsequent fiscal year. Actuarial assumptions used in calculating benefit obligations at the end of a given fiscal year are determined at that time. The assumptions used to determine the net periodic benefit cost in a given year, however, are established at the end of the previous Plan year-end.

Weighted-average assumptions	2005	2004	2005		2004		2005		2004

Discount rate	5.25%	6.25%	5.25%		6.25%		5.25%		6.25%
Expected return on plan assets	8.0%	8.0%	N	/A	N	/A	N	/A	N	/A

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

        The Company evaluates the reasonableness of these assumptions on an annual basis taking into consideration long-term trends and overall market conditions that may affect the cost of providing the benefits under its pension and post-retirement plans.

        The net periodic benefit cost related to the defined benefit plans is made up of the following components:

	Pension Benefits			SERP Benefits

	2005	2004	2003	2005	2004	2003

Service cost	$411,801	$492,019	$348,632	$8,220	$7,022	$1,850
Interest cost	1,184,774	1,101,529	1,111,277	201,639	195,358	191,440
Expected return on plan assets	(1,783,324)	(1,771,387)	(1,561,435)	-	-	-
Net amortization	611,260	681,875	275,976	111,856	144,191	123,876

Net periodic benefit cost	$424,511	$504,036	$174,450	$321,715	$346,571	$317,166

	Postretirement Heath Care Benefits

	2005	2004	2003

Service cost	$82,141	$88,547	$64,437
Interest cost	130,313	125,997	135,608
Net amortization	(12,256)	9,643	(4,739)

Net periodic benefit cost	$200,198	$224,187	$195,306

        The health care cost trend rate used to determine the postretirement health-care benefit obligation was 8.0% for 2005 and gradually decreases to 5.0% in 2008. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health-care cost trend rates would have the following effect on net periodic benefit cost:

One-Percentage Point	Increase	Decrease

Effect on total of service and interest cost	$2,044	$(1,775)
components
Effect on postretirement health-care benefit	$46,996	$(40,219)
obligation

        The expected long-term rate of return used to determine the net periodic benefit cost was 8.0% for both years. The Company’s pension plan weighted-average asset allocation, by asset category was as follows:

	2005	2004

Equity securities	64.2%	57.2%
Debt securities	16.0%	6.0%
Money market, stable value funds
and cash	19.8%	36.8%

Total	100.0%	100.0%

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

        The Company expects to contribute approximately $105,000 to its Canadian defined benefit pension plan, $312,000 to its SERP plan and $186,000 to its other post retirement benefit plan in fiscal 2006. The U.S. defined pension plan will only be funded if it becomes necessary under SFAS No. 87 to avoid an additional minimum liability from being recorded on the consolidated financial statements. The estimated future benefit payments under our benefit plans are as follows:

	Pension	SERP	Postretirement Health-Care

2006	$949,061	$311,975	$186,126
2007	929,261	308,914	173,847
2008	986,639	305,477	169,720
2009	1,035,984	301,636	170,655
2010	1,088,048	297,371	168,314
2011-2015	6,362,956	1,450,316	898,523

        The Company’s Board of Directors annually approves contributions to the defined contribution plans. Expense for the discretionary profit-sharing plan amounted to $759,869, $700,666 and $667,192 in fiscal 2005, 2004 and 2003, respectively.

        The Company also provides a 401(k) plan for all of its employees. Employees may contribute 100 percent of their pay up to Internal Revenue Service limits. For hourly employees, the Company will match 50 percent of the first 4 percent that an employee contributes. The amount expensed for the Company match provision of the plan was $203,053, $218,481, and $225,473 in fiscal 2005, 2004 and 2003, respectively.

NOTE 10. Income Taxes

        Income tax expense (benefit) consists of:

Year Ended	July 2, 2005	July 3, 2004	June 28, 2003

Current:
United States	$1,415,892	$1,991,267	$(581,499)
Foreign, state and local	1,151,454	437,942	(53,000)

Total current	2,567,346	2,429,209	(634,499)

Deferred:
United States	(1,311,848)	(638,000)	508,000
Foreign	(116,143)	(100,942)	499,000
State and local	(173,226)	100,000	14,000

Total deferred	(1,601,217)	(638,942)	1,021,000

Income tax expense	$966,129	$1,790,267	$386,501

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

        The difference between the federal statutory tax rate and the effective tax rate was as follows:

Year Ended	July 2, 2005	July 3, 2004	June 28, 2003

Federal income taxes at the statutory
rate	$1,376,000	$1,879,000	$890,000
Foreign earnings taxed at foreign
statutory rate	40,000	-	113,000
State and local income taxes	(18,000)	22,000	(15,000)
Tax audit settlement	(169,000)	-
Utilization of previously disallowed
loss	-	-	(607,000)
Valuation reserve for subsidiary
state taxes	123,000
Expiration of statutory period/R&D
credits	(594,000)
Other	39,129	58,267	5,501

Income tax expense	$966,129	$1,790,267	$386,501

        During the third quarter of fiscal 2005, the Company recognized one-time tax benefits of $594,000. Of this total, $372,000 related to the expiration of a certain statutory period and the related reversal of the associated tax contingencies. The remaining $222,000 of tax benefits was related to amended filings for prior year research and development credits.

        During fiscal 2003, the Company amended its income tax returns previously filed for fiscal years 1997 and 1999. A change in the federal tax law allowed the Company to utilize a portion of its capital loss from fiscal 1999 and 1997 that had been previously disallowed. As a result of this change, the Company recognized an income tax benefit of $607,000.

        The sources of the net deferred income tax liability were as follows:

	July 2, 2005	July 3, 2004

Property and equipment	$4,664,000	$6,592,000
Pension accrual	4,444,000	4,594,000
Subsidiary state tax NOL	398,000	-
Supplemental retirement plan	(1,249,000)	(1,213,000)
Benefit related accruals	(1,026,000)	(1,000,000)
Inventory reserves	(1,472,000)	(2,145,000)
Rebates, advertising and royalty accrual	(293,000)	(251,000)
Derivative instrument	(165,000)	(487,000)
Other, including valuation allowances	(787,181)	(503,325)

	$4,513,819	$5,586,675

        The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a Company’s Chief Executive Office and approved by the Company’s Board of Directors. Certain other criteria in the Jobs Act must be satisfied as well. The Company’s period during which the qualifying distributions can be made includes fiscal 2006.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

        The Company is in the process of determining the amount of foreign earnings that will be expatriated, if any, under the repatriation provisions of FSP 109-2, however, the Company has not completed an evaluation of the impact of repatriating funds from its Canadian subsidiary. A formal plan has not been approved as of the date of this report to repatriate funds back to the United States, however, the Company anticipates that this action will occur in fiscal 2006. The Company is considering $2.0 million to $4.0 million to be repatriated. The related anticipated income tax effect of such repatriation is not estimable at this time.

        The Company’s Indiana subsidiary incurred a net operating loss in fiscal 2005. The Company has total state net operating loss carryforwards in the amount of $820,000, which expire from 2022 to 2024. Due to the fact that the Company is no longer manufacturing in that state and will most likely have very little income tax expense payable to that state, it is unlikely that the NOL will be utilized. Accordingly, management has recorded a valuation reserve for the entire balance.

NOTE 11. Stock Option Plans

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

        The Company’s 1997 Stock Incentive plan provided 660,000 shares of the Company’s stock for issuance. Issuance could be in the form of stock options or restricted stock; however, no more than 55,000 shares could be issued as restricted stock. No options have been granted during fiscal 2005, 2004 and 2003.

        The Company’s CEO had been granted 6,600 shares of restricted common stock and the option to purchase an additional 27,500 shares of the Company’s common stock at a price of $14.43 per share. The grant and the options were subject to specific financial objectives within a five-year performance period that ended on February 1, 2005. The objectives were not met and the restricted stock and the options were forfeited.

        All of the options previously granted under this plan have expired and effective July 2, 2005, this plan has been terminated.

        Transactions under the plans are as follows:

Year Ended	July 2, 2005	Weighted Average Exercise Price	July 3, 2004	Weighted Average Exercise Price	June 28, 2003	Weighted Average Exercise Price

Options outstanding,
beginning of year	252,933	$17.78	454,023	$19.12	548,848	$18.80

Forfeited	(239,183)	$18.01	(201,090)	$20.92	(94,825)	$17.26

Options outstanding at
end of year	13,750	$13.89	252,933	$17.78	454,023	$19.12

Options exercisable at
end of year	13,750	$13.89	225,433	$18.19	220,340	$20.30

Options available for
grant, end of year	-		443,275		240,657

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

        A summary of stock options outstanding at July 2, 2005 follows:

Price	Outstanding and Exercisable Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
$13.64	6,050		0.50
$14.09	7,700		1.00

	13,750	$ 13.89	.75

        The Company uses the Black-Scholes option-pricing model to determine the fair value of each option at the grant date, however no options have been granted for the years presented above.

NOTE 12. Stockholders’ Equity

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

        The Company has a stock repurchase program, but has not purchased any shares in either fiscal 2005 or 2004. At July 2, 2005, the Company has remaining authorization to repurchase 272,202 shares.

NOTE 13. Business Segments

        During fiscal 2004, management began managing the business and reviewing financial information by market channel rather than by the previous Business Products and Home & Commercial Products divisions.

        The Business Products division was segregated into two market channels: OEM and Idea. The OEM market channel sells precision drawer slides, hardware and ergonomic products to original equipment office furniture manufacturers. The Idea market channel sells ergonomic products to independent office furniture dealers. These dealers purchase product from office furniture manufacturers and resell the furniture along with design and installation services to the end customer.

        The Home & Commercial Products division was segregated into two market channels: consumer and distribution/other. The consumer market channel sells a majority of the Company’s product lines to retailers. The distribution/other market channel sells many of the Company’s product lines to kitchen and bath OEM manufacturers and full line woodworking distributors.

        The Manufacturing division manufactures or sources all products and sells them to the four market channels. The selling price to the market channels is equal to the standard cost of the product. Manufacturing cost variances from standard result in an operating profit or loss for the Manufacturing division.

        Management has limited its review of the channels to net sales to external customers and operating profit before administrative costs as shown below. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, only those measures prepared on an ongoing basis and reviewed by the chief operating decision maker are disclosed. Due to the complexity in obtaining this information for prior years, restatement of fiscal 2003 results by channel is impracticable.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

        The accounting policies of the business segments are the same as those described in the summary of significant accounting policies.

	Business Products OEM	Business Products Idea	Consumer	Distribution and Other	Manufacturing	Corporate and Other	Consolidated Total

Year Ended July 2, 2005:
Net sales to
external customers	$43,120,858	$9,086,172	$31,670,916	$73,700,944	$(212,925)	-	$157,365,965
Operating profit before
administrative costs, other
expenses and income taxes	$3,096,687	$1,172,306	$1,141,620	$12,078,853	$(5,217,580)	-	$12,271,886
Administrative costs,
other expenses	-	-	-	-	$2,270,021	$5,955,464	$8,225,485
Income tax expense	-	-	-	-	-	966,129	966,129

Net income (loss)	$3,096,687	$1,172,306	$1,141,620	$12,078,853	$(7,487,601)	$(6,921,593)	$3,080,272

Year Ended July 3, 2004:
Net sales to
external customers	$37,161,339	$9,258,142	$34,119,746	$68,438,515	$(37,068)	$-	$148,940,674
Operating profit before
administrative costs, other
expenses and income taxes	$(2,543,392)	$1,301,708	$345,203	$11,513,820	$798,463	-	$11,415,802
Administrative costs,
other expenses	-	-	-	-	-	$5,890,603	$5,890,603
Income tax expense	-	-	-	-	-	1,790,267	1,790,267

Net income (loss)	$(2,543,392)	$1,301,708	$345,203	$11,513,820	$798,463	$(7,680,870)	$3,734,932

        In fiscal year 2003, the Company segregated its business segments into the Office Products and Home & Commercial Products divisions. This information is provided below:

	Office Products	Home and Commercial Products	Corporate and Other	Consolidated Total

Year Ended June 28, 2003:
Net sales to external
Customers	$35,659,838	$89,215,$	-	$124,874,939
Income tax expense
(benefit)	$(37,000)	$4,751,000	$(4,327,499)	$386,501

Net income (loss)	$(76,048)	$7,964,928	$(5,657,981)	$2,230,899

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

        Sales to customers are attributed to the geographic areas based on the location of the customer. Long-lived assets consist of property and equipment. Geographic information is as follows:

Year Ended	July 2,2005	July 3, 2004	June 28, 2003

Net sales:
United States	$139,787,470	$131,412,021	$109,880,520
Canada	13,418,013	12,450,557	10,048,356
Other foreign	4,160,482	5,078,096	4,946,063

	$157,365,965	$148,940,674	$124,874,939

Long-lived assets:
United States	$21,116,604	$28,617,333	$33,962,862
Other foreign	1,004,320	66,381	26,247

	$22,120,924	$28,683,714	$33,989,109

        The Company does not believe that it is dependent upon any single customer, however the Company’s largest customer, who is in the Distribution/Other channel, accounts for approximately 13.2% of consolidated gross sales.

NOTE 14. Quarterly Results (Unaudited)

        The table below sets forth summary unaudited information on a quarterly basis. All of the fiscal quarters contain 13 weeks, except for the fourth quarter of fiscal 2004, which contained 14 weeks.

Year Ended July 2, 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$38,372,180	$37,496,247	$40,169,917	$41,327,621
Gross profit	$6,804,776	$6,959,082	$7,737,003	$8,617,206
Operating income (loss)	$969,525	$(351,563)	$2,095,787	$2,782,601
Net income (loss)	$390,511	$(522,814)	$1,691,611	$1,520,964
Earnings (loss) per share-basic and
diluted	$0.09	$(0.12)	$0.37	$.34
Cash dividend-common stock	$0.165	$0.165	$0.165	$0.165
Cash dividend-Class B common stock	$0.15	$0.15	$0.15	$0.15

Year Ended July 3, 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$36,005,957	$34,333,759	$36,850,156	$41,750,802
Gross profit	$7,052,310	$7,160,611	$7,947,384	$8,568,038
Operating income	$1,264,086	$1,253,817	$2,204,333	$2,437,366
Net income	$669,874	$441,905	$1,138,341	$1,484,811
Earnings per share-basic and diluted	$0.15	$0.10	$0.25	$0.33
Cash dividend-common stock	$0.165	$0.165	$0.165	$0.165
Cash dividend-Class B common stock	$0.15	$0.15	$0.15	$0.15

NOTE 15. Commitments and Contingencies

        In 1997, KV was sued by a former employee seeking additional benefits under an executive retirement plan. This litigation has been dismissed and appealed through various courts. In January 2005, the Sixth Circuit Court of Appeals denied the plaintiff’s appeal of the dismissal.

        The Canada Customs and Revenue Agency (“CCRA”) has performed an audit of KV’s sales to its wholly-owned subsidiary, Knape & Vogt Canada. Preliminary results from a joint review by KV and its customs broker indicate that KV may be liable for certain customs transactions, however, the amount of any such potential liability is unknown at this time. KV is defending its position that Knape & Vogt Canada is the importer of record for all Knape & Vogt goods shipped into Canada and management believes that based on the information available at this time, any liability owed to the CCRA will not have a material adverse effect on KV’s earnings.

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

        During the second quarter of fiscal 2005, a competitor filed a suit in the U.S. District Court of the Central District of California alleging that KV infringes two of the competitor’s U.S. patents. The competitor is seeking monetary damages and injunctive relief. KV has received an opinion from its outside patent counsel that KV’s products do not infringe the competitor’s patents. KV has answered that it denies any liability and will vigorously defend the suit.

        KV is also subject to other legal proceedings and claims, which arise in the ordinary course of business.

        In the opinion of management, based on the information presently known and taking into account established accruals of approximately $431,000 at July 2, 2005, the ultimate liability for these matters will not have a material adverse effect on KV’s financial position or the results of its operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Knape & Vogt Manufacturing Company
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Knape & Vogt Manufacturing Company and subsidiaries (the “Company”) as of July 2, 2005 and July 3, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 2, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Knape & Vogt Manufacturing Company and subsidiaries as of July 2, 2005 and July 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Grand Rapids, Michigan
August 10, 2005

PART III

ITEM 9A —CONTROLS AND PROCEDURES

(a)	Evaluations of Disclosure Controls and Procedures

        In order to ensure that the information that we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. With the participation of management, the Company’s Chief Executive Officer and our Vice President of Finance and Treasurer have reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of July 2, 2005 (the “Evaluation Date”), and have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them in connection with the Company’s filing of its Annual Report on Form 10-K for the annual period ended July 2, 2005.

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

ITEM 10 —DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to directors and director nominees and executive officers of the Company, contained in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held October 21, 2005, and filed pursuant to Regulation 14A, is incorporated herein by reference.

ITEM 11 —EXECUTIVE COMPENSATION

        The information under the captions “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Stock Option Exercises in Fiscal 2005 and Year End Option Values,” and “Stock Performance Graph” is incorporated herein by reference from the Company’s definitive Proxy Statement for its annual Meeting of Shareholders to be held October 21, 2005, filed pursuant to Regulation 14A.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (3)

Equity compensation plans
approved by security holders	13,750	$13.89	-

        The information under the caption “Ownership of Knape & Vogt Stock” is incorporated herein by reference from the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held October 21, 2005, filed pursuant to Regulation 14A.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the caption “Change in Control Arrangements and Severance Agreements” is incorporated herein by reference from the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held October 21, 2005, filed pursuant to Regulation 14A.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information under the caption “Independent Registered Public Accountants” is incorporated herein by reference from the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held October 21, 2005, filed pursuant to Regulation 14A.

PART IV

ITEM 15 —EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements

The following financial statements, all of which are set forth in Item 8, are filed as part of this report.

Report Number in Form 10-K Report
Consolidated Statements of Operations	18
Consolidated Balance Sheets	19-20
Consolidated Statements of Stockholders' Equity	21
Consolidated Statements of Cash Flows	22
Notes to Consolidated Financial Statements	23-39
Report of Independent Registered Public Accounting Firm	40

(2)	Financial Statement Schedule

The following financial statement schedule is included in this Form 10-K on the page noted.

Report Number in Form 10-K Report
Schedule II - Valuation and Qualifying Accounts and Reserves	44

All other schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits

Reference is made to the Exhibit Index, which is found on page 46 of this Form 10-K Annual Report.

Knape & Vogt Manufacturing Company and Subsidiaries
Schedule II — Valuation and Qualifying Accounts and Reserves

Column A	Column B	Column C	Column D	Column E

Description	Balance beginning period	Charged to costs and expenses	Deductions/ Claims Paid	Balance end of period

Year ended July 2, 2005:

Allowance for:
Doubtful accounts	$462,000	$(98,000)	$25,000	$339,000
Cash discounts	211,000	1,778,000	1,795,000	194,000

	673,000	1,680,000	1,820,000	533,000
Returned goods reserve	330,000	755,000	741,000	344,000
Warranty reserve	287,000	534,000	427,000	394,000
Inventory obsolescence	1,648,000	900,000	493,000	2,055,000

Year ended July 3, 2004:

Allowance for:
Doubtful accounts	$658,000	$(54,000)	$142,000	$462,000
Cash discounts	145,000	1,753,000	1,687,000	211,000

	803,000	1,699,000	1,829,000	673,000
Returned goods reserve	184,000	1,455,000	1,309,000	330,000
Warranty reserve	275,000	228,000	216,000	287,000
Inventory obsolescence	1,144,000	1,203,000	699,000	1,648,000

Year ended June 28, 2003:

Allowance for:
Doubtful accounts	$633,000	$80,000	$55,000	$658,000
Cash discounts	122,000	1,169,000	1,146,000	145,000

	755,000	1,249,000	1,201,000	803,000
Returned goods reserve	147,000	656,000	619,000	184,000
Warranty reserve	235,000	238,000	198,000	275,000
Inventory obsolescence	1,439,000	213,000	508,000	1,144,000

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNAPE & VOGT MANUFACTURING COMPANY

By /s/ William R. Dutmers
      ——————————————
      William R. Dutmers
      Chairman of the Board
      and Chief Executive Officer

By /s/ Leslie J. Cummings
      ——————————————
      Leslie J. Cummings
      Vice President of Finance
and Treasurer

Date: August 31, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 31, 2005, by the following persons on behalf of the registrant in the capacities indicated.

/s/ William R. Dutmers —————————————— William R. Dutmers, Chairman of the Board and Chief Executive Officer	/s/ John E. Fallon —————————————— John E. Fallon, Director

/s/ Thomas A. Hilborn —————————————— Thomas A. Hilborn, Director	/s/ Michael J. Kregor —————————————— Michael J. Kregor, Director

/s/ Richard S. Knape —————————————— Richard S. Knape, Director	/s/ Robert J. Knape —————————————— Robert J. Knape, Director

/s/ Gregory Lambert —————————————— Gregory Lambert, Director	/s/ Christopher Norman —————————————— Christopher Norman, Director

KNAPE & VOGT MANUFACTURING COMPANY
ANNUAL REPORT — FORM 10-K

EXHIBIT INDEX

3(a)	Certificate of Amendment to the Articles of Incorporation, and the Restated Articles of Incorporation of the Company, which were filed as Exhibit 3(a) of the Registrant’s Form 10-K Annual Report for the fiscal year ended June 30, 1987, are incorporated by reference.

3(b)	Bylaws as amended October 15, 2004, filed herewith as Exhibit 3(b). Amended section was filed on October 15, 2004 in the Registrant’s Form 8K.

10(a)	Supplemental Executive Retirement Plan, which was filed as Exhibit 10 of the Registrant’s Form 10-K Annual Report for the fiscal year ended June 30, 1981, is incorporated by reference.

10(b)	Knape & Vogt Manufacturing Company 1987 Stock Option Plan, effective October 16, 1987, which was filed as Exhibit I to Registrant’s definitive Proxy Statement dated September 23, 1987, is incorporated by reference.

10(c)	Knape & Vogt Manufacturing Company Employees’ Retirement Savings Plan (July 1, 1989 Restatement), as amended, which was filed as Exhibit 99 to Registrant’s Registration Statement on Form S-8 (Reg. No. 33-88212), is incorporated by reference.

10(d)	Loan agreement with Comerica Bank dated August 28, 2003, which was filed as Exhibit 10(a) of the Registrant’s Form 10-Q Quarterly Report for the first quarter ended September 27, 2003, is incorporated by reference.

10(h)	Interest swap agreement with Bank One dated June 1, 1999, which was filed as Exhibit 10(e) of the Registrant’s Form 10-K Annual Report for the fiscal year ended June 30, 1999, is incorporated by reference.

10(i)	Knape & Vogt Manufacturing Company 1997 Stock Incentive Plan, which was filed as Appendix A to the Registrant’s proxy statement dated September 17, 1997, is incorporated by reference.

10(j)	Supplemental Executive Retirement Plan, adopted effective as of June 29, 2005, is filed herewith.

10(k)	Annual Incentive Plan, adopted effective as of July 3, 2005, is filed herewith.

10(l)	Form of Management Continuity Agreements adopted effective as of June 30, 2005, between Knape & Vogt Manufacturing Company and William R. Dutmers, Raymond N. Watson, Leslie J. Cummings, John J. Master, Daniel D. Pickett, Robert J. Knape and Timothy R. Graber, is filed herewith.

10(m)	Agreement dated October 29, 2002 between Knape & Vogt Manufacturing Company and William R. Dutmers is filed herewith.

10(n)	First Amendment to the Credit Agreement with Comerica Bank dated May 31, 2005 is filed herewith.

21	Subsidiaries of Registrant.

23	Consent of Deloitte & Touche LLP, independent registered public accountants.

31.1	Certificate of the Chairman of the Board and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Executive Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chairman of the Board and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.