Form 10-Q
period 2005-10-01
KNAPE & VOGT MANUFACTURING CO
filed 2005-10-31
CIK 56362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
October 1, 2005

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

YES [ X ] NO [__]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).

YES [__] NO [ X ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).

YES [__] NO [ X ]

        As of October 28, 2005, Knape & Vogt Manufacturing Company had 2,542,217 shares of Common Stock outstanding and 1,968,288 shares of Class B Common Stock outstanding.

Forward-Looking Statements

        The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements about the plans, strategies, objectives, goals, estimates, projections, or expectations of the industry, economics, or the Company itself. Statements, including without limitation, those related to: future revenue, earnings, margins, growth, cash flows, operating measurements, tax rates and tax benefits; expected economic returns; projected operating results or dividend rates; future strength of the Company; future pension costs; future new product sales; future marketing investments; and market risk are forward-looking statements. In addition, forward-looking statements are identifiable by words or phrases indicating that Knape & Vogt or its management, “expects,” “anticipates,” “believes,” “estimates,” “forecasts”, “intends,” “is likely,” “projects,” “plans,” “forecasting,” “optimistic,” “confident,” “opinion”, or has “goals,” “objectives,” or “strategies,” that a particular occurrence or event “will,” “may,” “could,” “should,” or “will likely” result in the future, that a “trend” is toward a particular result or occurrence, or other stated expectations. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with respect to timing, extent, and likelihood. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this Quarterly Report.

        Besides risks and uncertainties described in forward-looking statements contained in this Quarterly Report on Form 10-Q, Annual Report on Form 10-K for the year ended July 2, 2005 and other reports filed with the Securities and Exchange Commission, there are several important factors that may cause actual results to materially differ, including our ability to:

•	Improve sales growth;
•	Increase gross margin;
•	Control the price of raw materials;
•	Reduce operating costs;
•	Maintain/implement foreign sourcing;
•	Sell assets classified as held for sale on favorable terms;
•	Continue to meet the terms of our debt covenants; and
•	Achieve other plans, strategies, objectives, goals, or expectations described in this Quarterly Report.

Our operating expenses may be affected by unexpected costs associated with, among other factors:
•	Future business acquisitions;
•	Business and asset divestures;
•	Increased transportation or fuel costs;
•	Changes in consumer preferences or spending patterns;
•	Losses or financial difficulties of customers and suppliers;
•	Changes in accounting policies, practices, or estimates;
•	Changes in federal, state or local tax laws, regulations, and interpretations.

        Forecasted sales are subject to competition from many sources. Competitive pressures in these and other business segments may result in unexpected reductions in sales volumes, product prices or service fees. The future costs for pension and postretirement benefit costs may be adversely affected by changes in actuarial assumptions and methods, investment return and the group of participants covered. Our marking and merchandising programs may not generate the sales we anticipate. Our asset impairment and exit cost provisions are estimates and actual costs may be more or less than these estimates.

        This section is intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Historical operating results are not necessarily indicative of the results that may be expected in the future. New risks emerge from time-to-time, that may cause actual results to differ materially from those contained in any forward-looking statements. This should not be construed as a complete list of all factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. The Company undertakes no obligation to update or change forward-looking statements, whether as a result of new information, future events, or other information that we obtain after the date of this Quarterly Report.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) October 1, 2005	July 2, 2005

Assets
Current assets
Cash and equivalents	$8,294,306	$6,349,702
Accounts receivable, net	20,794,494	19,944,781
Inventories, including consignment inventory (Note 5)	25,814,977	24,362,073
Prepaid expenses and other current assets	878,293	934,711
Assets held for sale	1,073,975	1,281,213

Total current assets	56,856,045	52,872,480

Property, plant and equipment	82,197,053	81,274,015
Less accumulated depreciation	60,510,781	59,153,091

Net property, plant and equipment	21,686,272	22,120,924

Goodwill, net of amortization	4,772,837	4,772,837
Prepaid pension cost	12,149,567	12,194,574
Other assets	431,324	427,823

	$95,896,045	$92,388,638

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$11,983,375	$11,085,322
Accrued income taxes	409,734	978,801
Accrued compensation	2,199,010	2,781,447
Accrued customer rebates and cooperative advertising	2,686,917	2,149,025
Other	4,275,719	4,638,464

Total current liabilities	21,554,755	21,633,059

Other retirement benefits	4,951,565	4,930,626
Long-term debt and capital leases	25,520,541	22,524,129
Deferred income taxes	4,489,000	4,707,000
Interest rate swap and other long-term liabilities	311,423	485,947

Total liabilities	56,827,284	54,280,761

Stockholders' Equity
Common stock (Common - 2,486,425 and 2,482,663 shares issued and outstanding, Class B common - 2,024,080 and 2,027,842 shares
issued and outstanding)	9,021,010	9,021,010
Preferred stock -unissued	-	-
Additional paid-in capital	7,471,697	7,471,697
Accumulated other comprehensive loss	(240,844)	(758,471)
Retained earnings	22,816,898	22,373,641

Total stockholders' equity	39,068,761	38,107,877

	$95,896,045	$92,388,638

See accompanying notes to consolidated financial statements.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended

	October 1, 2005	October 2, 2004

Net sales	$40,806,683	$38,372,180

Cost of sales	33,036,559	31,567,404

Gross profit	7,770,124	6,804,776

Selling, general and administrative expenses	5,525,144	5,835,251

Restructuring expense	44,477	-

Operating income	2,200,503	969,525

Interest and other expenses, net	323,217	307,158

Income before income taxes	1,877,286	662,367

Income taxes	720,157	271,856

Net income	$1,157,129	$390,511

Basic and diluted earnings per share	$0.26	$0.09

Weighted average shares outstanding	4,510,505	4,516,681

Cash dividend - common stock	$.165	$.165

Cash dividend - Class B common stock	$.15	$.15

See accompanying notes to consolidated
financial statements.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total

Balance, July 2, 2005	$9,021,010	$7,471,697	$(758,471)	$22,373,641	$38,107,877

Comprehensive income
Net income	-	-	-	1,157,129	1,157,129
Foreign currency translation adjustment	-	-	404,326
Gain on derivative instrument	-	-	113,301

Other comprehensive income	-	-	517,627		517,627

Comprehensive income					1,674,756

Cash dividends	-	-	-	(713,872)	(713,872)

Balance, October 1, 2005	$9,021,010	$7,471,697	$(240,844)	$22,816,898	$39,068,761

See accompanying notes to consolidated financial statements.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended

	October 1, 2005	October 2, 2004

Operating Activities:
Net income	$1,157,129	$390,511
Non-cash items:
Depreciation and amortization	1,244,423	1,515,294
Deferred income taxes	(278,000)	(141,894)
Change in retirement plan cost	66,134	107,341
Other	1,819	4,878
Changes in operating assets and liabilities:
Accounts receivable	(728,574)	1,070,829
Inventories	(1,452,904)	(129,884)
Other current assets	58,005	238,291
Accounts payable and accrued expenses	(32,166)	(3,099,913)

Net cash provided by (used for) operating activities	35,866	(44,547)

Investing Activities:
Additions to property, plant and equipment	(721,638)	(716,514)
Other	(17,667)	(1,789)

Net cash used for investing activities	(739,305)	(718,303)

Financing Activities:
Dividends paid	(713,872)	(712,661)
Borrowings on long-term debt	9,230,034	10,926,159
Payments on long-term debt and capital leases	(6,233,621)	(9,956,734)

Net cash provided by financing activities	2,282,541	256,764

Effect of Exchange Rate Changes on Cash	365,502	205,770

Net Increase (Decrease) in Cash and Equivalents	1,944,604	(300,316)

Cash and equivalents, beginning of year	6,349,702	5,278,869

Cash and equivalents, end of period	$8,294,306	$4,978,553

Cash Paid During the Period - interest	$404,096	$441,839
- income taxes	1,549,200	1,827,800

See accompanying notes to consolidated financial statements.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

        The condensed consolidated financial statements have been prepared by Knape & Vogt Manufacturing Company (the “Company” or “KV”), without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes that the disclosures made in this document are adequate so as not to make the information presented misleading. Operating results for the three-month period ended October 1, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2006. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended July 2, 2005.

        The Company utilizes a 52- or 53-week fiscal year, which ends on the Saturday nearest the end of June. The fiscal years ending July 1, 2006 and July 2, 2005 contain 52 weeks. The three-month periods ended on October 1, 2005 and October 2, 2004 each contain 13 weeks.

Foreign Currency
        The functional currency for the Company’s foreign subsidiaries is the local currency. The accounts of the foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. Current assets and liabilities are translated at end of period exchange rates, while long-term assets and liabilities are translated at historical month-end rates. Income and expense accounts are translated at average exchange rates in effect during the year. Translation adjustments resulting from fluctuations in the exchange rates are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables are included in the consolidated statements of operations. Foreign currency exchange net losses were $23,589 and $5,950 for the three months ended October 1, 2005 and October 2, 2004, respectively.

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

Stock Based Compensation
        Effective July 3, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-Based Payment. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. No options or other share-based payment has been granted this quarter. In addition, all options issued in prior years are vested. Therefore, the Company has incurred no expense for Share-Based Payment during the quarter. Prior to July 3, 2005, the Company accounted for its stock option plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.

Note 2 – New Accounting Standards

        In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (FIN 47). Under the Interpretation, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future liability should be factored into the calculation of the liability when sufficient information is available. FIN 47 further clarifies when an entity would have sufficient information to reasonably estimate the fair value. The Company must be in compliance no later than the end of the fiscal year ending after December 15, 2005, although early adoption is encouraged. The Company is required to adopt FIN 47 by the end of fiscal 2006 and is currently evaluating the impact of FIN 47 on its consolidated financial statements.

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS No. 123(R), Share-Based Payment, which supersedes APB Opinion No. 25. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS No. 123(R), a public company generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS No. 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payments transactions and the effects of those transactions on the financial statements. This standard became effective in fiscal 2006, however the Company has not granted such awards over the past three years. If in the future, the Company should grant any such awards, it will evaluate the impact of SFAS No. 123(R) on its consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-monetary Assets, an Amendment of APB Opinion No. 29” (SFAS 153). This Statement amends APB 29, eliminating the exception to the fair-value principle for exchanges of “similar productive assets”, which had been accounted for based on the book value of the assets surrendered with no gain recognition. The general requirement under APB 29 that non-monetary exchanges of assets be accounted for at fair value with gain or loss recognition was left intact, as long as the exchange has commercial substance and the fair value is determinable. The provisions of SFAS 153 should be applied prospectively, effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of SFAS 153 were adopted and were not material to the consolidated financial statements.

        In November 2004, the FASB issued SFAS No. 151, Inventory Cost. This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (scrap). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 were adopted and were not material to the consolidated financial statements.

Note 3 – Derivative Instrument

        The Company has entered into an interest rate swap agreement to modify a portion of the variable rate revolving line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement is designated as a hedge, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Amounts currently due to or from the interest-rate-swap counter-party are recorded in interest expense in the period in which they accrue. The derivative, which has a notional amount of $20,000,000, was recognized as a liability on the balance sheet at its fair value of $261,462 at October 1, 2005 and $434,763 at July 2, 2005.

        Neither the Company nor the counter-party, which is a major U.S. bank, is required to collateralize its obligation under the swap. The Company is exposed to loss if the counter-party should default. At October 1, 2005, the Company had no exposure to credit loss on the interest rate swap. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 4 — Common Stock and Per Share Information

        The Company has 6,000,000 shares of common stock and 4,000,000 shares of Class B common stock authorized. All of the stock is $2 par/share.

        The following are the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the periods presented:

	Three Months Ended

	October 1, 2005	October 2, 2004

Numerator for both basic and
diluted EPS, net income	$1,157,129	$390,511

Denominator for both basic and
diluted EPS, weighted-average
common shares outstanding	4,510,505	4,516,681

        The following exercisable stock options were not included in the computation of diluted EPS as the option prices were greater than average quarterly market prices. Dilutive EPS excludes options where the exercise price exceeded the average market price of the company’s common stock, since the effect would be anti-dilutive.

	Three Months Ended

Exercise Price	October 1, 2005	October 2, 2004

$13.64	5,500	6,050
$14.09	7,150	7,700
$18.18	-	5,500
$18.48	-	206,183

Note 5 — Inventories

Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

	October 1, 2005	July 2, 2005

Finished products	$16,623,783	$15,038,354
Consignment inventory	3,002,305	3,485,891
Work in process	1,972,695	2,154,142
Raw materials	4,216,194	3,683,686

Total	$25,814,977	$24,362,073

Note 6 – Restructure and Impairment Expenses

        In January 2005, the Board of Directors approved a restructuring plan to close its Muncie, Indiana facility and relocate its operations into existing available space in the Grand Rapids, Michigan facility. In addition, certain manufacturing equipment that will be sold has been classified as assets held for sale on the balance sheet. The closure of the facility and relocation of the operations was completed in June 2005.

        The Company incurred certain qualifying exit costs in connection with the closure of the Muncie facility, including severance and the relocation of certain equipment and inventory. All of the charges were recorded in the Manufacturing division of the Company and were expensed as incurred.

        In July 2005, the Company determined certain assets previously classified as assets held for sale would be used in production. The original Company plan was to sell the equipment and outsource the products rather than move the equipment from the closed Muncie facility. It was later determined to be more advantageous to place certain pieces of equipment in service. Accordingly, the Company reclassified these items from assets held for sale to property, plant, and equipment and depreciated these items. Additionally, the Company re-listed the building held for sale with a new broker. The new broker re-evaluated the market conditions and reduced the listing price. After changes, management believes that the carrying value of the remaining assets held for sale is representative of the amounts that will be received upon future sale, based upon currently available information.

        The following summarizes the restructuring expenses for the three months ended October 1, 2005. The quarter ended October 2, 2004 did not have any activity.

Three Months Ended

October 1, 2005

Severance & stay-on bonuses	$6,817
Facility exit costs & other	37,660

Total	$44,477

        The following summarizes the restructuring accrual activity for quarter ended October 1, 2005. The quarter ended October 2, 2004 did not have any accrual activity. Facility exit costs associated with the movement of equipment and inventory, as well as facility preparation and training related to the relocation, are recognized as incurred and are not included in the ending restructuring accrual balance.

Severance & stay-on bonuses

Accrual balance, July 2, 2005	$49,685
Cash payments	(41,664)

Accrual balance, October 1, 2005	$8,021

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

	Three Months Ended

	October 1, 2005	October 2, 2004

Accrued warranty costs at beginning of period	$394,000	$287,000
Payments made for warranty costs	(137,332)	(47,179)
Accrual for product warranty	91,832	48,950

Accrued warranty costs at end of period	$348,500	$288,771

Note 8 — Comprehensive Income

        Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholders’ equity.

Comprehensive income and its components consist of the following:

	Three Months Ended

	October 1, 2005	October 2, 2004

Net income	$1,157,129	$390,511
Other comprehensive income (net of tax):
Foreign currency translation adjustment	404,326	225,510
Gain on derivative instrument	113,301	93,381

Comprehensive income	$1,674,756	$709,402

Other comprehensive income related to the interest rate swap agreement consisted of the following components:

	Three Months Ended

	October 1, 2005		October 2, 2004

	Pre-Tax	After-Tax	Pre-Tax	After-Tax

Change in fair value of interest rate swap	$310,301	$202,351	$382,381	$248,731
Settlement to interest expense	(137,000)	(89,050)	(239,000)	(155,350)

Other comprehensive income	$173,301	$113,301	$143,381	$93,381

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

        The Company also has a nonqualified supplemental retirement program (“SERP”) for designated officers of the Company which includes death and disability benefits. The plan is funded from the general assets of the Company.

        The postretirement health-care plan covers substantially all employees. The plan is unfunded and contributory. The plan was capped in fiscal 2002 to limit the amount that the Company would pay toward the health-care premiums for retirees.

Components of Net Periodic Benefit Costs:

Three months ended:

	Pension Benefits		SERP Benefits		Postretirement Health-Care Benefits

	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Service cost	$103,421	$123,303	$1,768	$1,805	$20,535	$22,137
Interest cost	298,108	276,056	49,298	44,849	32,578	31,702
Expected return on plan assets	(448,234)	(433,480)	-	-	-	-
Net amortization	153,345	170,851	27,223	35,807	-	2,411

Net periodic pension cost	$106,640	$136,730	$78,289	$82,461	$53,113	$56,250

Employer Contributions

The Company has contributed $133,676 for the quarter October 1, 2005 to fund its retirement plans compared to $167,932 for the same period in the prior year. The Company anticipates contributing approximately an additional $400,000 to fund its retirement plans in fiscal 2006 for an estimated total of $535,000.

Note 10 – Business Segments

        The Company manages the business and reviews financial information by market channels.

        The Business Products division is comprised of two market channels: OEM and Idea. The OEM market channel sells precision drawer slides, hardware and ergonomic products to original equipment office furniture manufacturers. The Idea market channel sells ergonomic products to independent office furniture dealers. These dealers purchase product from office furniture manufacturers and resell the furniture along with design and installation services to the end customer.

        The Home & Commercial Products division is comprised of two market channels: consumer and distribution/other. The consumer market channel sells a majority of the Company’s product lines to retailers. The distribution/other market channel sells many of the Company’s product lines to kitchen and bath OEM manufacturers and full line woodworking distributors.

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

        The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in the 2005 Annual Report on Form 10-K.

Three Months Ended:	Business Products OEM	Business Products Idea	Consumer	Distribution and Other	Manu-facturing	Corporate and Other	Consolidated Total

October 1, 2005:
Net sales to external
customers	$12,410,240	$2,390,749	$7,476,742	$18,617,004	$(88,052)	$-	$40,806,683
Operating profit (loss)
before administrative
costs, other expenses and
income taxes	$916,434	$242,602	$632,392	$3,595,789	$(1,855,361)	$-	$3,531,856
Administrative costs,
other expenses	$-	$-	$-	$-	$-	$1,654,570	$1,654,570
Income tax expense	$-	$-	$-	$-	$-	$720,157	$720,157
Net income (loss)	$916,434	$242,602	$632,392	$3,595,789	$(1,855,361)	$(2,374,727)	$1,157,129

October 2, 2004:
Net sales to external
customers	$10,202,142	$2,429,815	$7,495,984	$18,257,827	$(13,588)	$-	$38,372,180
Operating profit (loss)
before administrative
costs, other expenses and
income taxes	$562,466	$390,239	$(347,318)	$2,395,381	$(1,060,466)	$-	$1,940,302
Administrative costs,
other expenses	$-	$-	$-	$-	$-	$1,277,935	$1,277,935
Income tax expense	$-	$-	$-	$-	$-	$271,856	$271,856
Net income (loss)	$562,466	$390,239	$(347,318)	$2,395,381	$(1,060,466)	$(1,549,791)	$390,511

Note 11 – Legal Contingencies

        Two pending legal matters are described in Note 15 – Legal Contingencies in the 2005 Annual Report on Form 10-K. There has been no change in the Canada Customs and Revenue Agency matter.

        During the second quarter of fiscal 2005, a competitor filed a suit in the U.S. District Court of the Central District of California alleging that the Company infringes two of the competitor’s U.S. patents. The competitor is seeking monetary damages and injunctive relief. The Company received an opinion from its outside patent counsel that the Company’s products do not infringe the competitor’s patents. The Company denies any liability. However, in an effort to resolve this matter, the Company has reached a tentative settlement with the plaintiff in October 2005. The settlement includes an amount payable for past sales of the product and a royalty of 5% on all future sales until the product is redesigned.

        KV is also subject to other legal proceedings and claims, which arise in the ordinary course of business.

        In the opinion of management, based on the information presently known and taking into account established accruals of approximately $454,000 at October 1, 2005, the ultimate liability for these matters will not have a material adverse effect on KV’s financial position or the results of its operations.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales

        Net sales for the first quarter of fiscal 2006 were $40.8 million compared to $38.4 million for the same period in the prior year. In total, the Company had new product sales of $8.3 million in the first quarter of fiscal 2006 compared to $8.0 million in the first quarter of fiscal 2005. New product introductions have allowed the Company to expand its product offering and successfully target new markets, including the automotive industry and the medical field. The Company consistently defines new product sales, including product extensions, as those products sold within a three-year period from the date of introduction.

        The Distribution and Other segment net sales of $18.6 million for the first quarter of fiscal 2006 represented growth of 2.0% over the same period in the prior year. The growth resulted primarily from the addition of several new products. These include the Virtu™ line of upscale kitchen, bath and closet accessories, several new wood and wire storage accessory products and the expanded line of precision ball bearing drawer slides, including the Precision Built™ family of slides.

        The Consumer segment had $7.5 million net sales for the first quarter of fiscal 2006, which was comparable to the sales in the same period of the prior year. During the second quarter of fiscal 2005, the Company performed an in depth review of its top 50 customers in this channel and developed a strategy for improving the profitability of these customers. As a result of this process, it eliminated a number of the promotional programs that had been utilized during the past few years and discontinued sales to certain smaller customers. While this rationalization process prevented sales growth in this segment, it has resulted in improved channel profitability.

        The Business Products Original Equipment Manufacturer (“OEM”) segment net sales of $12.4 million for the first quarter of fiscal 2006 represented growth of 21.6% over the same three-month period in the prior year. The Business and Institutional Furniture Manufacturers’ Association (BIFMA) results for the two months ended August 2005, reported increased shipments of 6.3% compared to the same period in the prior year. The Company has been successful in growing sales to the Business Product OEM’s with the addition of new products, in particular the addition of a number of customer specific versions of KV’s precision ball bearing slides and several new ergonomic accessory products, including the updated line of height adjustable tables.

        The Idea segment net sales were $2.4 million for the first quarter of fiscal year 2006 and 2005. Late in fiscal 2005, management began converting to a direct sales force to call on the customers served in this market. There are a number of new products in this channel and management believes utilizing a direct sales focus will promote sales growth in this important channel of the business. These products include the ProLiftix™ line of height adjustable tables, the Polaris™ lever free adjustable keyboard system and the Proxi™ line of office organization tools.

        The Company offers a consignment inventory program for certain customers. Under this program, the customers are not invoiced for product until the Company receives notice that the customer has utilized the inventory at their location. At October 1, 2005 and July 2, 2005, the inventory program totaled $3.0 million and $3.5 million at cost, respectively.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Gross Profit

        Gross profit, as a percentage of net sales, was 19.0% for the first quarter of fiscal 2006 compared to 17.7% for the same period in the prior year. During the first quarter of fiscal 2006, gross profit improved approximately 2.1% due to the efforts to address the higher steel costs and the stabilization of the steel costs. This was partially offset by higher labor costs due to the production of certain drawer slides being produced in the United States instead of being sourced from overseas and the continued integration of the wire production into the Grand Rapids facility.

        Asian producers of both utility and precision drawer slides continue to pose a competitive threat, particularly from a pricing perspective. In response, KV has established solid vendor relationships with three key producers of these slides in Asia and has been utilizing product sourced from these manufacturers to successfully address pricing pressures. In addition, we have taken preliminary steps to establish our own manufacturing entity in Asia. We have received the business license for this entity and anticipate the startup of production during calendar 2006. The total initial investment is anticipated to be approximately $1.0 million. Management believes that utilizing these low-cost production resources will help it remain competitive in the U.S. marketplace and will allow it to improve the profitability and competitiveness of its OEM market.

        To date, all of the slides produced in Asia have represented incremental sales to KV and have not reduced volume being produced in the United States. KV’s domestic production capabilities are being focused on manufacturing the new, more complex products, which typically represent higher margin products.

Operating Expenses

        Operating expenses, as a percentage of net sales, were 13.5% for the first quarter compared to 15.2% in the same period in the prior year. KV continues to be successful in leveraging its operating expense as sales increase, while still having sufficient spending to ensure its ongoing ability to develop and introduce new products to the market and have the appropriate advertising materials available to introduce those products.

Impairment Expenses

        In January 2005, the Board of Directors approved a restructuring plan to close its Muncie, Indiana facility and relocate its operations into existing available space in the Grand Rapids, Michigan facility. In addition, certain manufacturing equipment that will be sold has been classified as assets held for sale on the balance sheet. The closure of the facility and relocation of the operations was completed in June 2005.

        The Company incurred certain qualifying exit costs in connection with the closure of the Muncie facility, including severance and the relocation of certain equipment and inventory. All of the charges were recorded in the Manufacturing division of the Company and were expensed as incurred.

        In July 2005, the Company determined certain assets previously classified as assets held for sale would be used in production. The original Company plan was to sell the equipment and outsource the products rather than move the equipment from the closed Muncie facility. It was later determined to be more advantageous to place certain pieces of equipment in service. Accordingly, the Company reclassified these items from assets held for sale to property, plant, and equipment and depreciated these items. Additionally, the Company re-listed the building held for sale with a new broker. The new broker re-evaluated the market conditions and reduced the listing price. After changes, management believes that the carrying value of the remaining assets held for sale is representative of the amounts that will be received upon future sale, based upon currently available information.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Interest and Other Expenses, net

        Interest expense was $425,558 for the quarter ended October 1, 2005, compared to $394,586 for the same period in the prior year. Interest expense increased in the first three months of fiscal 2006 due to higher borrowing and an increase in the prime rate.

        Other income was $102,341 for the first quarter of fiscal 2006 compared to $87,428 for the same quarter in the prior year. The other income for the first three months of fiscal 2006 reflects interest received on previously filed amended tax returns. The other income shown in the prior year reflects a settlement received in connection with one of the Company’s patents, along with favorable exchange rate gains.

Income Taxes

        The effective tax rate was 38.4% for the first quarter of fiscal 2006. This compared to 41.0% for the same period in the prior year. The first quarter of fiscal 2005 rate was slightly higher than the estimated annual effective rate due to valuation allowances recorded for state taxes at the domestic subsidiary.

Net Income

        Net income for the first quarter of fiscal 2006 was $1.2 million or $0.26 per diluted share compared to net income of $.4 million, or $0.09 per diluted share for the same quarter of last year. The Company’s sales volume growth, improved gross profits and better leveraging of operating expenses, were the primary contributors to the net income improvement.

Liquidity and Capital Resources

        Net cash provided by operating activities for the first three months of fiscal 2006 was $35,866 compared to net cash used of $44,547 for the first three months of fiscal 2005. Higher net income in fiscal 2006 was partially offset by lower depreciation and amortization expense. Working capital requirements remained relatively constant between the two periods.

        Cash used for investing activities was $739,305 for the first three months of fiscal 2006, compared to $718,303 used in the same period in the prior year. Capital expenditures totaled $721,638 for the three months ended October 1, 2005, compared to $716,514 for the first three months of the prior year. Capital expenditures for the fiscal year are anticipated to be approximately $3.0 million. The investments will be focused on bringing new products and product improvements to our customers, along with our investment in Asia.

        Cash provided for financing activities was $2.3 million for the first three months of fiscal 2006, compared to $.3 million used in the same period in the prior year. The expenditures represent the Company’s dividend payments to its shareholders.

        Anticipated cash flows from operations and available balances on the revolving credit line are expected to be adequate to fund working capital, capital expenditures, stock repurchases and dividend payments for the next year and the foreseeable future.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Legal Proceedings

        Two pending legal matters are described in Note 15 – Legal Contingencies in the 2005 Annual Report on Form 10-K. There has been no change in the Canada Customs and Revenue Agency matter.

        During the second quarter of fiscal 2005, a competitor filed a suit in the U.S. District Court of the Central District of California alleging that the Company infringes two of the competitor’s U.S. patents. The competitor is seeking monetary damages and injunctive relief. The Company received an opinion from its outside patent counsel that the Company’s products do not infringe the competitor’s patents. The Company denies any liability. However, in an effort to resolve this matter, the Company has reached a tentative settlement with the plaintiff in October 2005. The settlement includes an amount payable for past sales of the product and a royalty of 5% on all future sales until the product is redesigned.

        KV is also subject to other legal proceedings and claims, which arise in the ordinary course of business.

        In the opinion of management, based on the information presently known and taking into account established accruals of approximately $454,000 at October 1, 2005, the ultimate liability for these matters will not have a material adverse effect on KV’s financial position or the results of its operations.

New Accounting Standards

        See Note 2 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies

        This discussion and analysis of the Company’s financial condition and results of its operations is based upon its consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts. On an ongoing basis, management evaluates the estimates, including those related to bad debts, inventories, long-lived assets, income taxes, self-insurance reserves, retirement benefits and contingencies and litigation. Management bases the estimates on historical experience and on various other assumptions and factors that they believe to be reasonable under the circumstances. Based on management’s ongoing review, adjustments are made that are considered appropriate under the facts and circumstances. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in the 2005 Annual Report on Form 10-K.

Trends and Developments

The Company announced October 13, 2005, that it has retained the investment-banking firm W. Y. Campbell & Company to act as a financial advisor in evaluating strategic alternatives, including a possible sale.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, which include changes in the Canadian dollar and the Vietnamese Dong foreign currency exchange rates as measured against the U.S. dollar and changes in U.S. interest rates. The Company holds a derivative instrument in the form of an interest rate swap, which is viewed as a risk management tool and is not used for trading or speculative purposes. The intent of the interest rate swap is to effectively fix the interest rate on part of the borrowings under the Company’s variable rate revolving credit agreement. The derivative was recognized as a liability on the balance sheet at its fair value of $261,462 at October 1, 2005 and $434,763 at July 2, 2005.

The following table provides information on the Company’s fixed maturity investments as of October 1, 2005 that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Liability	Amount	Maturity Date
Variable rate revolving credit
agreement	$25,500,000	November 1, 2008
First $20,000,000 at an interest rate
of 3.87% (3 month LIBOR)
plus weighted average
credit spread of .75%;
Next $5,500,000 at an interest rate of
3.88% (1 month LIBOR)
plus weighted average
credit spread of .75%;

Interest Rate Swap
Notional amount	$20,000,000	June 1, 2006
Receive variable
at 3 month LIBOR - 3.87%
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

The Company is in the process of establishing a manufacturing facility in Vietnam. Purchasing and selling activities of this entity will be denominated in the Vietnamese Dong, thereby they will potentially create exchange rate exposure.

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

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Two pending legal matters are described in Note 15 – Legal Contingencies in the 2005 Annual Report on Form 10-K. There has been no change in the Canada Customs and Revenue Agency matter.

        During the second quarter of fiscal 2005, a competitor filed a suit in the U.S. District Court of the Central District of California alleging that the Company infringes two of the competitor’s U.S. patents. The competitor is seeking monetary damages and injunctive relief. The Company received an opinion from its outside patent counsel that the Company’s products do not infringe the competitor’s patents. The Company denies any liability. However, in an effort to resolve this matter, the Company has reached a tentative settlement with the plaintiff in October 2005. The settlement includes an amount payable for past sales of the product and a royalty of 5% on all future sales until the product is redesigned.

        KV is also subject to other legal proceedings and claims, which arise in the ordinary course of business.

        In the opinion of management, based on the information presently known and taking into account established accruals of approximately $454,000 at October 1, 2005, the ultimate liability for these matters will not have a material adverse effect on KV’s financial position or the results of its operations.

Item 6. Exhibits

(a)	Exhibits

31.1	Certificate of the Chairman and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chairman and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2005 Date: October 31, 2005	Knape & Vogt Manufacturing Company
       (Registrant)

/s/ William R. Dutmers
——————————————
William R. Dutmers
Chairman of the Board and
Chief Executive Officer

/s/ Leslie J. Cummings
——————————————
Leslie J. Cummings
Vice President of Finance and
Treasurer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chairman and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chairman and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.