Form 10-K/A
period 2005-07-02
KNAPE & VOGT MANUFACTURING CO
filed 2005-11-01
CIK 56362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

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

EXPLANATORY NOTE The purpose of this Amendment No. 1 to the Form 10-K Annual Report is to file a corrected Item 8 - Financial Statements and Supplementary Data (Selected portions of the Company's Annual Report to Shareholders for the fiscal year ended July 2, 2005). The printed Financial Statements and Supplementary Data delivered to shareholders as part of the annual report were correct. However, the Form 10-K filed with the Securities and Exchange Commission via EDGAR contained an inadvertent error in the Consolidated Balance Sheets table on page 19, and inadvertent errors in Notes 9, 10 and 13. The purpose of this Amendment No. 1 is to file a corrected Item 8. On the Consolidated Balance Sheets (page 4 of this Form 10-K/A), the "Assets held for sale" of 1,281,213 is now correctly included in the July 2, 2005 column (it was mistakenly included in the July 3, 2004 column in the original filing). In Note 9 a number of dollar signs that were omitted in the original filing have been included (page 16 of this Form 10-K/A). In the statutory tax rate table (page 19 of this Form 10-K/A), the "Tax audit settlement" of (169,000) is now correctly included in the July 3, 2004 column (it was mistakenly included in the July 2, 2005 column in the original filing). In the table showing the fiscal 2003 business segments (page 22 of this Form 10-K/A), "Net sales to external customers" in the "Home and Commercial Products" column is now correctly stated as $89,215,101 (it was mistakenly shown as $89,215 in the original filing). The remainder of the document is unchanged.

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

Knape & Vogt Manufacturing Company and Subsidiaries
Consolidated Statements of Operations

Year Ended	July 2, 2005	July 3, 2004	June 28, 2003

Net Sales	$ 157,365,965	$ 148,940,674	$ 124,874,939

Cost of Sales	127,247,898	118,212,331	97,592,773

Gross Profit	30,118,067	30,728,343	27,282,166

Expenses
Selling	17,846,181	19,312,542	17,961,595
Administrative and general	4,505,515	4,256,199	5,229,120
Impairment and restructure	2,270,021	-	271,325

Total Expenses	24,621,717	23,568,741	23,462,040

Operating Income	5,496,350	7,159,602	3,820,126

Other Expenses (Income)
Interest	1,605,340	1,632,201	1,458,580
Other, net	(155,391)	2,202	(255,854)

Total Other Expenses	1,449,949	1,634,403	1,202,726

Income Before Income Taxes	4,046,401	5,525,199	2,617,400

Income Taxes	966,129	1,790,267	386,501

Net Income	$ 3,080,272	$ 3,734,932	$ 2,230,899

Basic and Diluted Earnings Per Share	$ 0.68	$ 0.83	$ 0.49

Weighted-Average Shares Outstanding	4,514,243	4,516,245	4,516,706

Dividends Per Share
Common stock	$ .66	$ .66	$ .66
Class B common stock	$ .60	$ .60	$ .60

See accompanying notes to consolidated financial statements.

Knape & Vogt Manufacturing Company and Subsidiaries
Consolidated Balance Sheets

	July 2, 2005	July 3, 2004

Assets

Current Assets
Cash and equivalents	$ 6,349,702	$ 5,278,869
Accounts receivable, less allowances of $533,000 and $673,000,
respectively	19,944,781	19,959,442
Inventories, including inventory on consignment at customer
locations of $3,486,000 and $3,292,000 respectively	24,362,073	23,955,271
Prepaid expenses and other current assets	934,711	950,911
Assets held for sale	1,281,213	-

Total Current Assets	52,872,480	50,144,493

Property and Equipment
Land and improvements	1,081,531	1,175,614
Buildings	14,132,309	16,589,054
Machinery and equipment	64,748,607	66,043,000
Construction in progress	1,311,568	407,863

	81,274,015	84,215,531
Less accumulated depreciation	59,153,091	55,531,817

Net Property and Equipment	22,120,924	28,683,714

Goodwill, net of accumulated amortization of $1,099,000	4,772,837	4,772,837

Prepaid Pension Cost	12,194,574	12,088,937

Other Assets	427,823	561,345

	$92,388,638	$96,251,326

See accompanying notes to consolidated financial statements.

Knape & Vogt Manufacturing Company and Subsidiaries
Consolidated Balance Sheets

	July 2, 2005	July 3, 2004

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$ 11,085,322	$ 11,299,675
Accruals:
Income taxes	978,801	1,829,986
Accrued compensation	2,781,447	3,005,614
Accrued customer rebates and cooperative advertising	2,149,025	1,975,397
Other	4,638,464	4,695,036

Total Current Liabilities	21,633,059	22,805,708

Other Retirement Benefits	4,930,626	4,753,797

Long-Term Debt and Capital Leases	22,524,129	24,538,864

Deferred Income Taxes	4,707,000	5,896,000

Interest Rate Swap Agreement and Other Long-Term Liabilities	485,947	1,432,739

Total Liabilities	54,280,761	59,427,108

Stockholders' Equity
Stock:
Common, $2 par - 6,000,000 shares authorized; 2,482,663 and
2,331,860 issued and outstanding	4,965,326	4,663,720
Class B common, $2 par - 4,000,000 shares authorized; 2,027,842
and 2,184,489 issued and outstanding	4,055,684	4,368,978
Preferred - 2,000,000 shares authorized and unissued	-	-
Additional paid-in capital	7,471,697	7,544,749
Unearned stock grant	-	(94,500)
Accumulated other comprehensive loss:
Derivative instrument	(282,763)	(904,133)
Minimum SERP adjustment	(1,184,366)	(1,047,874)
Minimum pension adjustment	-	(250,015)
Foreign currency translation adjustment	708,658	396,156

Total accumulated other comprehensive loss	(758,471)	(1,805,866)
Retained earnings	22,373,641	22,147,137

Total Stockholders' Equity	38,107,877	36,824,218

	$ 92,388,638	$ 96,251,326

See accompanying notes to consolidated financial statements.

Knape & Vogt Manufacturing Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock	Additional paid-in capital	Restricted stock grants	Accumulated other comprehensive income (loss)	Retained earnings	Total

Balance, June 29, 2002	$9,034,304	$7,550,062	$(94,500)	$(2,154,460)	$21,877,814	$36,213,220
Comprehensive income:
Net income	-	-	-	-	2,230,899	2,230,899
Foreign currency translation	-	-	-	411,635	-
adjustment
Minimum SERP adjustment, net of
deferred taxes of $152,000	-	-	-	(227,665)	-
Minimum pension adjustment, net of
deferred taxes of $302,000	-	-	-	(384,677)	-
Loss on derivative instrument, net
of deferred taxes of $333,000	-	-	-	(619,822)	-

Other comprehensive loss	-	-	-	(820,529)	-	(820,529)

Comprehensive income	-	-	-	-	-	1,410,370

Cash dividends	-	-	-	-	(2,847,316)	(2,847,316)
Restricted stock forfeited (50 shares)	(100)	(601)	-	-	-	(701)
Restricted stock issued (813 shares)	1,626	8,612	-	-	-	10,238
Repurchase and retirement of shares of
common stock (2,280 shares)	(4,560)	(19,389)	-	-	-	(23,949)

Balance, June 28, 2003	9,031,270	7,538,684	(94,500)	(2,974,989)	21,261,397	34,761,862

Comprehensive income:
Net income	-	-	-	-	3,734,932	3,734,932
Foreign currency translation	-	-	-	70,320	-
adjustment
Minimum SERP adjustment, net of
deferred taxes of $103,000	-	-	-	207,294	-
Minimum pension adjustment, net of
deferred taxes of $157,000	-	-	-	134,662	-
Gain on derivative instrument, net
of deferred taxes of $407,000	-	-	-	756,847	-

Other comprehensive income	-	-	-	1,169,123	-	1,169,123

Comprehensive income	-	-	-	-	-	4,904,055

Cash dividends	-	-	-	-	(2,849,192)	(2,849,192)
Restricted stock issued (714 shares)	1,428	6,065	-	-	-	7,493

Balance, July 3, 2004	9,032,698	7,544,749	(94,500)	(1,805,866)	22,147,137	36,824,218

Comprehensive income:
Net income	-	-	-	-	3,080,272	3,080,272
Foreign currency translation	-	-	-	312,502	-
adjustment
Minimum SERP adjustment, net of
deferred taxes of $76,000	-	-	-	(136,492)	-
Minimum pension adjustment, net of
deferred taxes of $157,000	-	-	-	250,015	-
Gain on derivative instrument, net
of deferred taxes of $335,000	-	-	-	621,370	-

Other comprehensive income	-	-	-	1,047,395	-	1,047,395

Comprehensive income	-	-	-	-	-	4,127,667

Cash dividends	-	-	-	-	(2,853,768)	(2,853,768)
Restricted stock forfeited (6,600 shares)	(13,200)	(81,300)	94,500	-	-	-
Restricted stock issued (756 shares)	1,512	8,248	-	-	-	9,760

Balance, July 2, 2005	$9,021,010	$7,471,697	$0	$(758,471)	$22,373,641	$38,107,877

See accompanying notes to consolidated financial statements.

Knape & Vogt Manufacturing Company and Subsidiaries
Consolidated Statements of Cash Flows

Year Ended	July 2, 2005	July 3, 2004	June 28, 2003

Operating Activities
Net income	$ 3,080,272	$ 3,734,932	$ 2,230,899
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation of property and equipment	5,904,792	6,306,890	6,605,516
Amortization of other assets	64,730	93,468	36,575
Deferred income taxes	(1,498,627)	(370,106)	480,000
Increase (decrease) in supplemental retirement benefits	53,334	(23,709)	13,284
(Increase) decrease in prepaid pension cost	233,112	414,554	(4,276,691)
Impairment loss	1,778,447	-	-
Loss (gain) on disposal of property and equipment	(9,111)	1,450	136,746
Other	12,526	42,098	50,000
Changes in operating assets and liabilities:
Accounts receivable	137,080	(3,107,525)	439,638
Inventories	(406,802)	(4,976,215)	(5,816,911)
Other current assets	18,504	(218,626)	898,337
Accounts payable	(218,952)	692,252	943,130
Accruals	(1,029,616)	2,319,201	(1,229,205)

Net cash provided by operating activities	8,119,689	4,908,664	511,318

Investing Activities
Additions to property and equipment	(2,416,547)	(1,199,398)	(3,707,536)
Proceeds from sales of property and equipment	15,453	53,975	243,527
Other, net	(47,351)	(28,114)	(62,282)

Net cash used for investing activities	(2,448,445)	(1,173,537)	(3,526,291)

Financing Activities
Dividends paid	(2,853,768)	(2,849,192)	(2,847,316)
Principal payments on capital lease obligations	(14,734)	(13,741)	(6,080)
Borrowings/(repayments) on long-term debt	(2,000,000)	500,000	4,000,000
Repurchase and retirement of common stock	-	-	(23,949)

Net cash provided by (used for) financing activities	(4,868,502)	(2,362,933)	1,122,655

Effect of Exchange Rate Changes on Cash	268,091	60,062	308,388

Net Increase (Decrease) in Cash and Equivalents	1,070,833	1,432,256	(1,583,930)
Cash and equivalents, beginning of year	5,278,869	3,846,613	5,430,543

Cash and equivalents, end of year	$ 6,349,702	$ 5,278,869	$ 3,846,613

Supplemental Information:
Interest paid	$ 1,608,859	$ 1,628,923	$ 1,448,663
Income taxes paid	4,704,130	934,411	316,000

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

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

        The Company uses a June 30 measurement date for the majority of its plans. The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s noncontributory pension plans, SERP and postretirement plans:

	Pension Benefits		SERP Benefits		Postretirement Health-Care Benefits
	2005	2004	2005	2004	2005	2004

Change in benefit obligations
Benefit obligations at
beginning of year	$19,099,349	$20,324,552	$3,359,139	$3,511,333	$2,252,625	$2,346,600
Service cost	411,801	492,019	8,220	7,022	82,141	88,547
Interest cost	1,184,774	1,101,529	201,639	195,358	130,313	125,997
Actuarial (gains)/losses	2,270,307	(1,994,348)	336,440	(31,959)	32,821	(136,613)
Benefits paid	(905,206)	(827,264)	(307,044)	(322,615)	(161,294)	(171,906)
Exchange rate	281,263	2,861	67,547	-	-	-

Benefit obligations at end of
year	$22,342,288	$19,099,349	$3,665,941	$3,359,139	$2,336,606	$2,252,625

Change in plan assets
Fair value of plan assets at
beginning of year	$21,772,819	$20,028,261	$-	$-	$-	$-
Actual return on plan assets	1,680,106	2,383,935	-	-	-
Employer contributions	192,362	187,887	307,044	322,615	161,294	171,906
Benefits paid	(905,206)	(827,264)	(307,044)	(322,615)	(161,294)	(171,906)
Exchange rate and other	274,228	-	-	-	-	-

Fair value of plan assets at
end of year	$23,014,309	$21,772,819	$-	$-	$-	$-

Funded status	$672,020	$2,673,470	$(3,665,941)	$(3,359,139)	$(2,336,606)	$(2,252,625)
Unrecognized transition amount	(9,813)	(11,039)	-	-	336,265	384,302
Unrecognized net actuarial loss	11,133,371	9,197,332	2,135,874	1,905,281	2,618,270	2,747,136
Unrecognized prior service cost
	398,995	537,759	(113,540)	(123,211)	(2,117,917)	(2,339,897)

Net amount recognized	$12,194,574	$12,397,522	$(1,643,607)	$(1,577,069)	$(1,499,988)	$(1,461,084)

Amounts recognized in the
consolidated balance sheets
consist of:
Prepaid pension cost	$12,194,574	$12,088,937	$-	$-	$-	$-
Other retirement benefits	-	(90,092)	(3,430,637)	(3,202,620)	(1,499,988)	(1,461,084)
Accumulated other
comprehensive income	-	398,677	1,787,030	1,625,551	-	-

Net amount recognized	$12,194,574	$12,397,522	$(1,643,607)	$(1,577,069)	$(1,499,988)	$(1,461,084)

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

NOTE 10. Income Taxes

        Income tax expense (benefit) consists of:

Year Ended	July 2, 2005	July 3, 2004	June 28, 2003

Current:
United States	$1,415,892	$1,991,267	$(581,499)
Foreign, state and local	1,151,454	437,942	(53,000)

Total current	2,567,346	2,429,209	(634,499)

Deferred:
United States	(1,311,848)	(638,000)	508,000
Foreign	(116,143)	(100,942)	499,000
State and local	(173,226)	100,000	14,000

Total deferred	(1,601,217)	(638,942)	1,021,000

Income tax expense	$966,129	$1,790,267	$386,501

Knape & Vogt Manufacturing Company and Subsidiaries
Notes to Consolidated Financial Statements

        The difference between the federal statutory tax rate and the effective tax rate was as follows:

Year Ended	July 2, 2005	July 3, 2004	June 28, 2003

Federal income taxes at the statutory
rate	$1,376,000	$1,879,000	$890,000
Foreign earnings taxed at foreign
statutory rate	40,000	-	113,000
State and local income taxes	(18,000)	22,000	(15,000)
Tax audit settlement	-	(169,000)	-
Utilization of previously disallowed
loss	-	-	(607,000)
Valuation reserve for subsidiary
state taxes	123,000	-	-
Expiration of statutory period/R&D
credits	(594,000)	-	-
Other	39,129	58,267	5,501

Income tax expense	$966,129	$1,790,267	$386,501

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

        In fiscal year 2003, the Company segregated its business segments into the Office Products and Home & Commercial Products divisions. This information is provided below:

	Office Products	Home and Commercial Products	Corporate and Other	Consolidated Total

Year Ended June 28, 2003:
Net sales to external
Customers	$35,659,838	$89,215,101	$-	$124,874,939
Income tax expense
(benefit)	$(37,000)	$4,751,000	$(4,327,499)	$386,501

Net income (loss)	$(76,048)	$7,964,928	$(5,657,981)	$2,230,899

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

KNAPE & VOGT MANUFACTURING COMPANY

By /s/ William R. Dutmers
      ——————————————
      William R. Dutmers
      Chairman of the Board
      and Chief Executive Officer

By /s/ Leslie J. Cummings
      ——————————————
      Leslie J. Cummings
      Vice President of Finance
and Treasurer

Date: October 28, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 28, 2005, by the following persons on behalf of the registrant in the capacities indicated.

/s/ William R. Dutmers —————————————— William R. Dutmers, Chairman of the Board and Chief Executive Officer	/s/ John E. Fallon —————————————— John E. Fallon, Director

/s/ Thomas A. Hilborn —————————————— Thomas A. Hilborn, Director	/s/ Michael J. Kregor —————————————— Michael J. Kregor, Director

/s/ Richard S. Knape —————————————— Richard S. Knape, Director	/s/ Robert J. Knape —————————————— Robert J. Knape, Director

/s/ Gregory Lambert —————————————— Gregory Lambert, Director	/s/ Christopher Norman —————————————— Christopher Norman, Director

KNAPE & VOGT MANUFACTURING COMPANY
ANNUAL REPORT — FORM 10-K

EXHIBIT INDEX

3(a)	Certificate of Amendment to the Articles of Incorporation, and the Restated Articles of Incorporation of the Company, which were filed as Exhibit 3(a) of the Registrant’s Form 10-K Annual Report for the fiscal year ended June 30, 1987, are incorporated by reference.

3(b)*	Bylaws as amended October 15, 2004, filed herewith as Exhibit 3(b). Amended section was filed on October 15, 2004 in the Registrant’s Form 8K.

10(a)	Supplemental Executive Retirement Plan, which was filed as Exhibit 10 of the Registrant’s Form 10-K Annual Report for the fiscal year ended June 30, 1981, is incorporated by reference.

10(b)	Knape & Vogt Manufacturing Company 1987 Stock Option Plan, effective October 16, 1987, which was filed as Exhibit I to Registrant’s definitive Proxy Statement dated September 23, 1987, is incorporated by reference.

10(c)	Knape & Vogt Manufacturing Company Employees’ Retirement Savings Plan (July 1, 1989 Restatement), as amended, which was filed as Exhibit 99 to Registrant’s Registration Statement on Form S-8 (Reg. No. 33-88212), is incorporated by reference.

10(d)	Loan agreement with Comerica Bank dated August 28, 2003, which was filed as Exhibit 10(a) of the Registrant’s Form 10-Q Quarterly Report for the first quarter ended September 27, 2003, is incorporated by reference.

10(h)	Interest swap agreement with Bank One dated June 1, 1999, which was filed as Exhibit 10(e) of the Registrant’s Form 10-K Annual Report for the fiscal year ended June 30, 1999, is incorporated by reference.

10(i)	Knape & Vogt Manufacturing Company 1997 Stock Incentive Plan, which was filed as Appendix A to the Registrant’s proxy statement dated September 17, 1997, is incorporated by reference.

10(j)*	Supplemental Executive Retirement Plan, adopted effective as of June 29, 2005, is filed herewith.

10(k)*	Annual Incentive Plan, adopted effective as of July 3, 2005, is filed herewith.

10(l)*	Form of Management Continuity Agreements adopted effective as of June 30, 2005, between Knape & Vogt Manufacturing Company and William R. Dutmers, Raymond N. Watson, Leslie J. Cummings, John J. Master, Daniel D. Pickett, Robert J. Knape and Timothy R. Graber, is filed herewith.

10(m)*	Agreement dated October 29, 2002 between Knape & Vogt Manufacturing Company and William R. Dutmers is filed herewith.

10(n)*	First Amendment to the Credit Agreement with Comerica Bank dated May 31, 2005 is filed herewith.

21*	Subsidiaries of Registrant.

23	Consent of Deloitte & Touche LLP, independent registered public accountants.

31.1	Certificate of the Chairman of the Board and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Executive Vice President of Finance and Treasurer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chairman of the Board and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed