Form 10-Q
period 2005-12-31
KNAPE & VOGT MANUFACTURING CO
filed 2006-01-24
CIK 56362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
December 31, 2005

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

YES [   X   ]      NO [____]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [____]      NO [   X   ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [____]      NO [   X   ]

        As of December 31, 2005, Knape & Vogt Manufacturing Company had 2,603,219 shares of Common Stock outstanding and 1,907,286 shares of Class B Common Stock outstanding.

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

        Forecasted sales are subject to competition from many sources. Competitive pressures may result in unexpected reductions in sales volumes, product prices or service fees. The future costs for pension benefit costs may be adversely affected by changes in actuarial assumptions and methods, investment return and the group of participants covered. Our marking and merchandising programs may not generate the sales we anticipate. Our asset impairment and exit cost provisions are estimates and actual costs may be more or less than these estimates.

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

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) Dec. 31, 2005	July 2, 2005

Assets

Current assets
Cash and equivalents	$9,607,229	$6,349,702
Accounts receivable, net	19,564,979	19,944,781
Inventories, including consignment inventory (Note 5)	25,848,744	24,362,073
Prepaid expenses and other current assets	1,286,062	934,711
Assets held for sale	833,975	1,281,213

Total current assets	57,140,989	52,872,480

Property, plant and equipment	82,940,628	81,274,015
Less accumulated depreciation	61,715,187	59,153,091

Net property, plant and equipment	21,225,441	22,120,924

Goodwill	4,772,837	4,772,837
Prepaid pension cost	11,942,295	12,194,574
Other assets	454,846	427,823

	$95,536,408	$92,388,638

See accompanying notes to condensed consolidated financial statements.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)

	(Unaudited) Dec. 31, 2005	July 2, 2005

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$11,093,343	$11,085,322
Accrued income taxes	613,763	978,801
Accrued compensation	2,771,163	2,781,447
Accrued customer rebates and cooperative advertising	2,513,590	2,149,025
Other	4,798,465	4,638,464

Total current liabilities	21,790,324	21,633,059

Other retirement benefits	3,230,500	4,930,626
Long-term debt and capital leases	24,516,890	22,524,129
Deferred income taxes	4,841,000	4,707,000
Interest rate swap and other long-term liabilities	209,701	485,947

Total liabilities	54,588,415	54,280,761

Stockholders' Equity
Common stock (Common - 2,603,219 and 2,482,663 shares
issued and outstanding, Class B common - 1,907,286
and 2,027,842 shares issued and outstanding)	9,021,010	9,021,010
Preferred stock -unissued	-	-
Additional paid-in capital	7,471,697	7,471,697
Accumulated other comprehensive loss	(151,306)	(758,471)
Retained earnings	24,606,592	22,373,641

Total stockholders' equity	40,947,993	38,107,877

	$95,536,408	$92,388,638

See accompanying notes to condensed consolidated financial statements.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended		Three Months Ended

	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005

Net sales	$81,676,019	$75,868,426	$40,869,336	$37,496,247

Cost of sales	64,587,725	62,104,569	31,551,166	30,537,166

Gross profit	17,088,294	13,763,857	9,318,170	6,959,081

Selling, general and administrative expenses	10,768,001	11,367,449	5,242,857	5,532,198

Restructuring and impairment expenses	44,477	1,778,447	-	1,778,447

Operating income (loss)	6,275,816	617,961	4,075,313	(351,564)

Other (income) expense, net	(158,942)	(77,779)	(56,601)	9,649

Interest expense	846,400	796,124	420,842	401,538

Income (loss) before income taxes	5,588,358	(100,384)	3,711,072	(762,751)

Income taxes	1,925,934	31,920	1,205,777	(239,936)

Net income (loss)	$3,662,424	$(132,304)	$2,505,295	$(522,815)

Basic earnings per share:
Net income per share	$0.81	$(0.03)	$0.56	$(0.12)

Weighted average shares outstanding	4,510,505	4,516,893	4,510,505	4,517,105

Dilutive earnings per share:
Net income per share	$0.81	$(0.03)	$0.56	$(0.12)

Weighted average shares outstanding	4,510,701	4,516,893	4,510,897	4,517,105

Cash dividend - common stock	$.33	$.33	$.165	$.165

Cash dividend - Class B common stock	$.30	$.30	$.15	$.15

See accompanying notes to condensedconsolidated financial statements.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total

Balance, July 2, 2005	$9,021,010	$7,471,697	$(758,471)	$22,373,641	$38,107,877

Comprehensive income
Net income	-	-	-	3,662,424	3,662,424
Foreign currency translation adjustment	-	-	412,364	-
Gain on derivative instrument	-	-	194,801	-

Other comprehensive income	-	-	607,165	-	607,165

Comprehensive income					4,269,589

Cash dividends	-	-	-	(1,429,473)	(1,429,473)

Balance, December 31, 2005	$9,021,010	$7,471,697	$(151,306)	$24,606,592	$40,947,993

See accompanying notes to condensed consolidated financial statements.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended

	Dec. 31, 2005	Jan. 1, 2005

Operating Activities:
Net income (loss)	$3,662,424	$(132,304)
Non-cash items:
Depreciation and amortization	2,496,385	3,327,143
Deferred income taxes	30,000	(1,204,142)
Change in retirement plan cost	(1,447,627)	132,373
Impairment expenses	-	1,778,447
Other	37,233	12,393
Changes in operating assets and liabilities:
Accounts receivable	495,943	886,090
Inventories	(1,486,671)	(196,466)
Other current assets	(347,985)	162,411
Accounts payable and accrued expenses	192,517	(992,114)

Net cash provided by operating activities	3,632,219	3,773,831

Investing Activities:
Additions to property, plant and equipment	(1,493,139)	(1,578,918)
Other	183,575	(11,617)

Net cash used for investing activities	(1,309,564)	(1,590,535)

Financing Activities:
Dividends paid	(1,429,473)	(1,426,156)
Borrowings on long-term debt	15,753,222	21,743,931
Payments on long-term debt and capital leases	(13,760,461)	(21,750,682)

Net cash provided by (used for) financing activities	563,288	(1,432,907)

Effect of Exchange Rate Changes on Cash	371,584	427,587

Net Increase in Cash and Equivalents	3,257,527	1,177,976

Cash and equivalents, beginning of year	6,349,702	5,278,869

Cash and equivalents, end of period	$9,607,229	$6,456,845

Cash Paid During the Period:
- interest	$827,823	$553,871
- income taxes	2,250,000	2,056,700

See accompanying notes to condensed consolidated financial statements.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

        The condensed consolidated financial statements have been prepared by Knape & Vogt Manufacturing Company (the “Company” or “KV”), without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes that the disclosures made in this document are adequate so as not to make the information presented misleading. Operating results for the six-month and three-month periods ended December 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2006. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended July 2, 2005.

        The Company utilizes a 52- or 53-week fiscal year, which ends on the Saturday nearest the end of June. The fiscal year ending July 1, 2006 and July 2, 2005 contain 52 weeks. Both six-month periods ended on December 31, 2005 and January 1, 2005 contained 26 weeks.

Foreign Currency

        The functional currency for the Company’s foreign subsidiaries is the local currency. The accounts of the foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. Current assets and liabilities are translated at end of period exchange rates, while long-term assets and liabilities are translated at historical month-end rates. Income and expense accounts are translated at average exchange rates in effect during the year. Translation adjustments resulting from fluctuations in the exchange rates are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables are included in the consolidated statements of operations. Foreign currency exchange net losses were $23,198 and $40,329 for the six months ended December 31, 2005 and January 1, 2005, respectively. For the three months ended December 31, 2005, foreign currency exchange net gains were $1,165 compared to net losses of $34,176 for the three months ended January 1, 2005.

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

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Based Compensation

        Effective July 3, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-Based Payment. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. No options or other share-based payment have been granted this quarter. In addition, all options issued in prior years are vested. Therefore, the Company has incurred no expense for share-based payment during the six-month period ending December 31, 2005. Prior to July 3, 2005, the Company accounted for its stock option plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.

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

Note 3 – Derivative Instrument

        The Company has entered into an interest rate swap agreement to modify a portion of the variable rate revolving line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement is designated as a hedge, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Amounts currently due to or from the interest-rate-swap counter-party are recorded in interest expense in the period in which they accrue. The derivative, which has a notional amount of $20,000,000, was recognized as a liability on the balance sheet at its fair value of $135,962 at December 31, 2005 and $434,763 at July 2, 2005.

        Neither the Company nor the counter-party, which is a major U.S. bank, is required to collateralize its obligation under the swap. The Company is exposed to loss if the counter-party should default. At December 31, 2005, the Company had no exposure to credit loss on the interest rate swap. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

        The following are the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the periods presented:

	Six Months Ended		Three Months Ended
	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005

Numerator for both basic and
diluted EPS, net income (loss)	$3,662,424	$(132,304)	$2,505,295	$(522,815)

Denominator for basic EPS,
weighted-average
common shares outstanding	4,510,505	4,516,893	4,510,505	4,517,105

Denominator for diluted EPS,
weighted-average
common shares outstanding	4,510,701	4,516,893	4,510,897	4,517,105

        Diluted EPS excludes stock options where the exercise price exceeded the average market price of the Company’s common stock, since the effect would be anti-dilutive. The options shown below for January 1, 2005 met this criteria and were excluded.

	Dec. 31, 2005	Jan. 1, 2005

Exercise Price
$13.64	5,500	6,050
$14.09	7,150	7,700
$18.18	-	5,500
$18.48	-	206,183

Note 5 — Inventories

        Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

	Dec. 31, 2005	July 2, 2005

Finished products	$16,685,473	$15,038,354
Consignment inventory	3,182,459	3,485,891
Work in process	1,952,473	2,154,142
Raw materials	4,028,339	3,683,686

Total	$25,848,744	$24,362,073

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 – Restructure and Impairment Expenses

        During the quarter ended January 1, 2005, the Company recognized asset impairment charges of $115,088 pre-tax and accelerated depreciation of $304,116 pre-tax on certain manufacturing equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        In January 2005, the Board of Directors approved a restructuring plan to close its Muncie, Indiana facility and relocate its operations into existing available space in the Grand Rapids, Michigan facility. In accordance with SFAS No. 144, the Company recorded pre-tax impairment charges of $1,663,359, in the second quarter of fiscal 2005, consisting of the write down of the long-lived assets; including real estate, fixed assets and manufacturing equipment located in the Muncie facility to the lower of their carrying values or their estimated fair values, less the disposition costs. The closure of the facility and relocation of the operations was completed in June 2005.

        In addition, the Company incurred certain qualifying exit costs in connection with the closure of the Muncie facility, including severance and the relocation of certain equipment and inventory. All of the charges were recorded in the Manufacturing division of the Company and were expensed as incurred.

        In July 2005, the Company determined certain assets previously classified as assets held for sale would be used in production. Accordingly, the values of these assets were written up by approximately $75,000 to their original net book value and were reclassified from assets held for sale to property, plant, and equipment and depreciated. Additionally, the Company re-listed the building held for sale with a new broker. The new broker re-evaluated the market conditions and reduced the listing price. KV reduced the assets held for sale for the building by approximately $75,000. Management believes that the carrying value of the remaining assets held for sale is representative of the amounts that will be received upon future sale, based upon currently available information.

        The following summarizes the restructuring expenses that were incurred and paid in the six months ended December 31, 2005. There was no activity for the three months ended December 31, 2005.

December 31, 2005

Severance & stay-on bonuses	$6,817
Facility exit costs & other	37,660

Total	$44,477

        The following summarizes the restructuring accrual activity for the period ended December 31, 2005.

Severance & stay-on bonuses

Accrual balance, July 2, 2005	$49,685
Cash payments	(49,685)

Accrual balance December 31, 2005	$-

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Warranty Disclosure

        The Company provides a limited lifetime warranty on most products sold. Depending on the product and based on historical experience, the lifetime warranty is generally defined in a range of three to fifteen years. The Company does not sell or otherwise issue warranties or warranty extensions as stand alone products. The warranty provides replacement of the product as the resolution for any warranty claims. Reserves have been established for the various costs associated with the Company’s warranty program. General warranty reserves are based on historical claims experience and other currently available information and are periodically adjusted for business levels and other factors. Specific reserves are established if an issue is identified with the amounts for such reserves based on the estimated cost to correct the problem. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability:

	Six Months Ended		Three Months Ended
	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005

Accrued warranty costs at beginning of period	$394,000	$287,250	$348,500	$289,021
Payments made for warranty costs	(312,413)	(135,915)	(94,712)	(88,684)
Accrual for product warranty	232,013	144,683	59,812	95,681

Accrued warranty costs at end of period	$313,600	$296,018	$313,600	$296,018

Note 8 — Comprehensive Income

        Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholders’ equity.

Comprehensive income and its components consist of the following:

	Six Months Ended		Three Months Ended
	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005

Net income (loss)	$3,662,424	$(132,304)	$2,505,295	$(522,815)
Other comprehensive income (net of tax):
Foreign currency translation adjustment	412,364	492,294	8,038	266,787
Gain on derivative instrument	194,801	304,435	81,500	211,054

Comprehensive income (loss)	$4,269,589	$664,425	$2,594,833	$(44,974)

Other comprehensive income related to the interest rate swap agreement consisted of the following components:

	Six Months Ended				Three Months Ended
	Dec. 31, 2005		Jan. 1, 2005		Dec. 31, 2005		Jan. 1, 2005
	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax

Change in fair value of interest rate swap	$545,801	$355,351	$920,269	$598,128	$235,500	$153,000	$537,888	$349,396
Settlement to interest expense	(247,000)	(160,550)	(451,834)	(293,693)	(110,000)	(71,500)	(212,834)	(138,342)

Other comprehensive income	$298,801	$194,801	$468,435	$304,435	$125,500	$81,500	$325,054	$211,054

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

        The Company also has a nonqualified defined benefit supplemental retirement program (“SERP”) for certain designated former officers of the Company and one active executive in Canada which includes death and disability benefits. The plan is funded from the general assets of the Company.

        Effective June 30, 2005, the Company established a non-qualified deferred compensation plan for certain executives. This plan replaced the profit sharing plan contributions for these individuals. This deferred compensation plan is a defined contribution plan and is unfunded.

        The Company has a postretirement health-care plan that covers substantially all employees. During the second quarter of fiscal 2006, the Board of Directors approved a resolution to eliminate all Company contributions to the retiree healthcare plan. This resulted in settlement accounting for the Company’s outstanding obligation. Accordingly, the Company recognized a $1.5 million pre-tax gain in the second quarter of fiscal 2006 associated with this settlement. The Company recorded the settlement gain as a reduction of $1.2 million as an offset to cost of sales and $.3 million to operating expenses.

Components of Net Periodic Benefit Costs:

Three months ended:	Pension Benefits		SERP Benefits		Postretirement Health-Care Benefits
	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005
Service cost	$103,416	$107,419	$1,767	$1,984	$24,455	$20,500
Interest cost	298,086	276,951	49,293	45,085	27,417	32,500
Expected return on plan assets	(448,207)	(433,439)	-	-	-	-
Net amortization	153,339	162,447	27,220	33,008	(5,315)	(3,000)

Net periodic pension cost	$106,634	$113,378	$78,280	$80,077	$46,557	$50,000

Six months ended:	Pension Benefits		SERP Benefits		Postretirement Health-Care Benefits
	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005	Dec. 31, 2005	Jan. 1, 2005
Service cost	$206,838	$214,838	$3,535	$3,968	$48,909	$41,000
Interest cost	596,194	553,902	98,591	90,170	54,833	65,000
Expected return on plan assets	(896,441)	(866,878)	-	-	-	-
Net amortization	306,684	324,894	54,443	66,016	(10,629)	(6,000)

Net periodic pension cost	$213,275	$226,756	$156,569	$160,154	$93,113	$100,000

Employer Contributions

The Company has contributed $131,139 for the quarter and $264,815 for the six months ended December 31, 2005 to fund its retirement plans compared to $171,379 and $339,657 respectively for the same periods in the prior year. The Company anticipates contributing approximately an additional $270,000 to fund its retirement plans in fiscal 2006 for an estimated total of $535,000.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 – Segment Information

        The Company manages the business and reviews financial information by market channels. Management has limited its review of the channels to net sales to external customers and operating profit before administrative costs as shown below. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, only those measures prepared on an ongoing basis and reviewed by the chief operating decision maker are disclosed.

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

Three Months Ended:	Business Products OEM	Business Products Idea	Consumer	Distribution and Other	Manu-facturing	Corporate and Other	Consolidated Total

December 31, 2005:
Net sales to external
customers	$12,341,231	$2,264,930	$7,430,609	$18,911,064	$(78,498)	$-	$40,869,336
Operating profit (loss)
before administrative
costs, other expenses and
income taxes	843,241	208,343	686,426	3,841,992	(479,690)	-	5,100,312
Administrative costs,
other expenses	-	-	-	-	-	1,389,240	1,389,240
Income tax expense	-	-	-	-	-	1,205,777	1,205,777
Net income (loss)	$843,241	$208,343	$686,426	$3,841,992	$(479,690)	$(2,595,017)	$2,505,295
January 1, 2005:
Net sales to external
customers	$10,223,620	$2,351,052	$7,944,172	$16,989,761	$(12,358)	$-	$37,496,247
Operating profit (loss)
before administrative
costs, other expenses and
income taxes	630,730	293,514	338,228	2,716,680	(1,382,135)	-	2,597,017
Administrative costs,
Restructure/impairment other expenses	-	-	-	-	1,778,447	1,581,321	3,359,768
Income tax expense	-	-	-	-	-	(239,936)	(239,936)
Net income (loss)	$630,730	$293,514	$338,228	$2,716,680	$(3,160,582)	$(1,341,385)	$(522,815)

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six Months Ended:	Business Products OEM	Business Products Idea	Consumer	Distribution and Other	Manu-facturing	Corporate and Other	Consolidated Total

December 31, 2005:
Net sales to external
customers	$24,751,471	$4,655,679	$14,907,351	$37,528,068	$(166,550)	$-	$81,676,019
Operating profit (loss)
before administrative
costs, other expenses and
income taxes	1,759,675	450,945	1,318,808	7,437,781	(2,335,041)	-	8,632,168
Administrative costs,
Restructure/impairment
other expenses	-	-	-	-	44,477	2,999,333	3,043,810
Income tax expense	-	-	-	-	-	1,925,934	1,925,934
Net income (loss)	$1,759,675	$450,945	$1,318,808	$7,437,781	$(2,379,518)	$(4,925,267)	$3,662,424

January 1, 2005:
Net sales to external
customers	$20,425,762	$4,780,867	$15,440,156	$35,247,590	$(25,949)	$-	$75,868,426
Operating profit (loss)
before administrative
costs, other expenses and
income taxes	1,193,196	683,753	(9,090)	5,112,062	(2,442,602)	-	4,537,319
Administrative costs,
Restructure/impairment
other expenses	-	-	-	-	1,778,447	2,859,256	4,637,703
Income tax expense	-	-	-	-	-	31,920	31,920
Net income (loss)	$1,193,196	$683,753	$(9,090)	$5,112,062	$(4,221,049)	$(2,891,176)	$(132,304)

Note 11 – Legal Contingencies

        Two pending legal matters are described in Note 15 – Legal Contingencies in the 2005 Annual Report on Form 10-K. There has been no change in the Canada Customs and Revenue Agency matter.

        During the second quarter of fiscal 2005, a competitor filed a suit in the U.S. District Court of the Central District of California alleging that the Company infringes two of the competitor’s U.S. patents. The competitor was seeking monetary damages and injunctive relief. The Company received an opinion from its outside patent counsel that the Company’s products do not infringe the competitor’s patents. The Company denied any liability. However, in an effort to resolve this matter, the Company agreed to a settlement with the plaintiff. The settlement includes an amount payable for past sales of the product and a royalty of 5% on all future sales of this product until the product is redesigned.

        KV is also subject to other legal proceedings and claims, which arise in the ordinary course of business.

        In the opinion of management, based on the information presently known and taking into account established accruals of approximately $469,000 at December 31, 2005, the ultimate liability for these matters will not have a material adverse effect on KV’s financial position or the results of its operations.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales

        Net sales for the second quarter of fiscal 2006 were $40.9 million compared to $37.5 million for the same period in the prior year. Net sales for the first six months of fiscal 2006 were $81.7 million compared to $75.9 million for the same period in the prior year. In total, the Company had new product sales of $8.1 million and $16.5 million for the quarter and six months ended December 31, 2005. This compared to new product sales of $7.3 million and $15.3 million for the same periods respectively in fiscal 2005. New product introductions have allowed the Company to expand its product offering and successfully target new markets, including the automotive industry and the medical field. The Company consistently defines new product sales, including product extensions, as those products sold within a three-year period from the date of introduction.

        The Distribution and Other segment net sales of $18.9 million for the second quarter and $37.5 million for the first six months of fiscal 2006 represented growth of 11.3% and 6.5%, respectively, over the same periods in the prior year. The growth resulted primarily from the addition of several new products. These include the Virtu™ line of upscale kitchen, bath, and closet accessories, several new wood and wire storage accessory products and the expanded line of precision ball bearing drawer slides, including the Precision Built™ family of slides.

        The Consumer segment net sales of $7.4 million for the second quarter and $14.9 million for the first six months of fiscal 2006, represented a decline of 6.5% and 3.5%, respectively, over the same periods in the prior year. Last year, the Company launched a number of new products to several key customers during the first six months and filled the initial stocking orders during this same period resulting in higher than normal sales. During the second quarter of fiscal 2005, the Company performed an in depth review of its top 50 customers in this channel and developed a strategy for improving the profitability of these customers. As a result of this process, it eliminated a number of the promotional programs that had been utilized during the past few years and discontinued sales to certain smaller customers. While this rationalization process reduced sales in this segment, it has resulted in improved channel profitability.

        The Business Products Original Equipment Manufacturer (“OEM”) segment net sales of $12.3 million for the second quarter and $24.8 million for the first six months of fiscal 2006 represented growth of 20.7% and 21.2%, respectively, over the same periods in the prior year. The Business and Institutional Furniture Manufacturers’ Association (BIFMA) results for the five months ended November 2005, reported increased shipments of 10.0% for the industry compared to the same period in the prior year. The Company has been successful in growing sales to the Business Product OEM’s with the addition of new products, in particular the addition of a number of customer specific versions of KV’s precision ball bearing slides and several new ergonomic accessory products, including the updated line of height adjustable tables. Further, sales have grown as a result of the addition of new customers in both existing markets and in new markets to the Company, such as the automotive industry.

        The Idea segment net sales were $2.3 million for the second quarter and $4.7 million for the first six months of fiscal 2006. Net sales decreased 3.7% for the second quarter and 2.6% for the six months ended December 31, 2005. Late in fiscal 2005, management began converting to a direct sales force to call on the customers served in this market. While this change created some disruption in the segment, management believes it is now better positioned for future sales growth. There are a number of new products in this channel and utilizing a direct sales force will promote sales growth in this important channel of the business. These products include the ProLiftix™ line of height adjustable tables, the Polaris™ lever free adjustable keyboard system and the Proxi™ line of office organization tools.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

        The Company offers a consignment inventory program for certain customers. Under this program, the customers are not invoiced for product until the Company receives notice that the customer has utilized the inventory at their location. At December 31, 2005 and July 2, 2005, the inventory program totaled $3.2 million and $3.5 million at cost, respectively.

Gross Profit

        Gross profit, as a percentage of net sales, was 22.8% for the second quarter and 20.9% for the first six months of fiscal 2006 compared to 18.6% and 18.1%, respectively, for the same periods in the prior year. During the second quarter of fiscal 2006, KV recorded a gain of $1.2 million pre-tax in cost of sales for the settlement of its retiree health plan. See note 9 for more information on the settlement. Excluding this gain, gross profit, as a percentage of net sales, was 19.9% for the second quarter and 19.5% for the first six months of fiscal 2006. Fiscal 2006 gross profit improved due to lower steel costs and reduced costs as a result of the consolidation of the wire operations. This was partially offset by higher labor costs incurred during the first quarter of fiscal 2006, due to certain drawer slides manufactured in the United States instead of being sourced from overseas and the continued integration of wire production into the Grand Rapids facility.

        Asian producers of both utility and precision drawer slides continue to pose a competitive threat, particularly from a pricing perspective. In response, KV has established solid vendor relationships with three key producers of these slides in Asia and has been utilizing product sourced from these manufacturers to successfully address pricing pressures. In addition, KV is establishing its own manufacturing entity in Vietnam. It has received the business license for this entity, leased a facility, purchased manufacturing equipment, and anticipates the startup of production during calendar 2006. The total initial investment is anticipated to be approximately $1.0 million. Management believes that utilizing these low-cost production resources will help KV remain competitive in the U.S. marketplace and will allow it to improve the profitability and competitiveness of its OEM market.

        To date, all of the slides produced in Asia have represented incremental sales to KV and have not reduced volume being produced in the United States. KV’s domestic production capabilities are being focused on manufacturing the new, more complex products, which typically represent higher margin products.

        During the second quarter of fiscal 2005, the Company recorded additional depreciation expense of $304,116 in cost of goods sold related to certain equipment that it had been utilizing for backup production of precision drawer slide products. Those products are now being partially sourced from overseas rather than manufactured in house, so the extra capacity is no longer required. The useful life of the equipment identified for disposal was adjusted accordingly for depreciation purposes.

Operating Expenses

        Operating expenses, as a percentage of net sales, were 12.8% for the second quarter and 13.2% for the first six months of fiscal 2006 compared to 14.8% and 15.0%, respectively, for the same periods in the prior year. During the second quarter of fiscal 2006, KV recorded a pre-tax gain of $324,452 in operating expense for the settlement of its retiree health plan. See note 9 for more information on the settlement. Excluding this gain, operating expenses, as a percentage of net sales, were 13.6% for the second quarter and the first six months of fiscal 2006. KV continues to be successful in leveraging its operating expense as sales increase, while still having sufficient spending to ensure its ongoing ability to develop and introduce new products to the market and have the appropriate advertising materials available to introduce those products.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Restructuring and Impairment Expenses

        During the quarter ended January 1, 2005, the Company recognized asset impairment charges of $115,088 pre-tax and accelerated depreciation of $304,116 pre-tax on certain manufacturing equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        In January 2005, the Board of Directors approved a restructuring plan to close its Muncie, Indiana facility and relocate its operations into existing available space in the Grand Rapids, Michigan facility. In accordance with SFAS No. 144, the Company recorded pre-tax impairment charges of $1,663,359, in the second quarter of fiscal 2005, consisting of the write down of the long-lived assets; including real estate, fixed assets and manufacturing equipment located in the Muncie facility to the lower of their carrying values or their estimated fair values, less the disposition costs. The closure of the facility and relocation of the operations was completed in June 2005.

        In addition, the Company incurred certain qualifying exit costs in connection with the closure of the Muncie facility, including severance and the relocation of certain equipment and inventory. All of the charges were recorded in the Manufacturing division of the Company and were expensed as incurred.

        In July 2005, the Company determined certain assets previously classified as assets held for sale would be used in production. Accordingly, the values of these assets were written up by approximately $75,000 to their original net book value and were reclassified from assets held for sale to property, plant, and equipment and depreciated. Additionally, the Company re-listed the building held for sale with a new broker. The new broker re-evaluated the market conditions and reduced the listing price. KV reduced the assets held for sale for the building by approximately $75,000. Management believes that the carrying value of the remaining assets held for sale is representative of the amounts that will be received upon future sale, based upon currently available information.

Interest and Other Expenses, net

        Interest expense was $420,842 and $846,400 for the quarter and six months ended December 31, 2005, compared to $401,538 and $796,124 for the same periods in the prior year, respectively. Interest expense increased in the first half of fiscal 2006 due to higher borrowings and an increase in the prime rate.

        Other income was $56,601 for the second quarter of fiscal 2006 compared to other expense of $9,649 for the same quarter in the prior year. For the first six months of fiscal 2006, other income was $158,942 compared to income of $77,779 for the same period in the prior year. The other income for the first six months of fiscal 2006 reflects interest received on previously filed amended tax returns. The other income shown in the prior year reflects a legal settlement received in connection with one of the Company’s patents, along with favorable exchange rate gains.

Income Taxes

        The effective tax rate was 32.5% for the second quarter of fiscal 2006 and 34.5% for the first six months of fiscal 2006. During the second quarter of fiscal 2006, the Company received a final settlement of certain Federal and provincial audits performed in Canada and recognized $221,000 in refunds. The effective rate for the second quarter of fiscal 2005 was lower than normal as the Feeny subsidiary had a net operating loss at the state level and was unable to record a deferred tax benefit on the impairment charge. The impairment charges recognized caused the Company to pay $31,920 in taxes for the first six months of fiscal 2005 on a pre-tax loss.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Net Income (Loss)

        Net income for the six months ended December 31, 2005 was $3.7 million or $.81 per diluted share and for the second quarter of fiscal 2006 was $2.5 million or $0.56 per diluted share. Net loss for the six months ended January 1, 2005 was $132,304 or $.03 per diluted share and for second quarter of fiscal 2005 was $522,815 or $0.12 per diluted share. During the second quarter of fiscal 2006, the Board of Directors approved a resolution to eliminate all Company contributions to its retiree health plan. This resulted in settlement accounting for the Company’s outstanding obligation. Accordingly, the Company recognized a gain of approximately $952,000 after-tax in the second quarter of fiscal 2006 associated with this settlement. Fiscal 2005’s loss included the impairment charges and additional depreciation of approximately $1.3 million after-tax related to the relocation of the Company’s wire production. The Company’s sales volume growth, improved gross profits and better leveraging of operating expenses, were the primary contributors to the net income improvement.

Liquidity and Capital Resources

        Net cash provided by operating activities for the first six months of fiscal 2006 was $3.6 million compared to $3.8 million for the first six months of fiscal 2005. Higher net income in fiscal 2006 was offset by lower depreciation and amortization expense, the decrease in retirement plan liability and an increase in inventory. Remaining working capital requirements were relatively constant between the two periods.

        Cash used for investing activities was $1.3 million for the first six months of fiscal 2006, compared to $1.6 million used in the same period in the prior year. Capital expenditures totaled $1.5 million for the six months ended December 31, 2005, compared to $1.6 million for the first six months of the prior year. The capital expenditures for the first six months of fiscal 2006 represented investments in tooling for new products and the set up of the Vietnam facility.

        There were capital expenditure commitments of approximately $936,131 for new product tooling and Asian production equipment at December 31, 2005. Capital expenditures for the fiscal year are anticipated to be approximately $3.0 million. The investments will be focused on bringing new products and product improvements to our customers, along with our investment in Asia.

        Cash provided by financing activities was $0.6 million for the first six months of fiscal 2006 as compared to cash used of $1.4 million in fiscal 2005. The expenditures represent the Company’s dividend payments to its shareholders.

        Anticipated cash flows from operations and available balances on the revolving credit line are expected to be adequate to fund working capital, capital expenditures, and dividend payments for the next year and the foreseeable future.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Legal Proceedings

        Two pending legal matters are described in Note 15 – Legal Contingencies in the 2005 Annual Report on Form 10-K. There has been no change in the Canada Customs and Revenue Agency matter.

        During the second quarter of fiscal 2005, a competitor filed a suit in the U.S. District Court of the Central District of California alleging that the Company infringes two of the competitor’s U.S. patents. The competitor was seeking monetary damages and injunctive relief. The Company received an opinion from its outside patent counsel that the Company’s products do not infringe the competitor’s patents. The Company denied any liability. However, in an effort to resolve this matter, the Company agreed to a settlement with the plaintiff. The settlement includes an amount payable for past sales of the product and a royalty of 5% on all future sales of this product until the product is redesigned.

        KV is also subject to other legal proceedings and claims, which arise in the ordinary course of business.

        In the opinion of management, based on the information presently known and taking into account established accruals of approximately $469,000 at December 31, 2005, the ultimate liability for these matters will not have a material adverse effect on KV’s financial position or the results of its operations.

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

Trends and Developments

        The Company announced October 13, 2005, that it has retained the investment-banking firm W.Y. Campbell & Company to act as a financial advisor in evaluating strategic alternatives, including a possible sale.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, which include changes in the Canadian dollar and the Vietnamese Dong foreign currency exchange rates as measured against the U.S. dollar and changes in U.S. interest rates. The Company holds a derivative instrument in the form of an interest rate swap, which is viewed as a risk management tool and is not used for trading or speculative purposes. The intent of the interest rate swap is to effectively fix the interest rate on part of the borrowings under the Company’s variable rate revolving credit agreement. The derivative was recognized as a liability on the balance sheet at its fair value of $135,962 at December 31, 2005 and $434,763 at July 2, 2005.

        The following table provides information on the Company’s fixed maturity investments as of December 31, 2005 that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Liability	Amount	Maturity Date
Variable rate revolving credit
agreement	$24,500,000	November 1, 2009
First $20,000,000 at an interest rate
of 4.42% (3 month LIBOR)
plus weighted average
credit spread of .75%;
Next $4,500,000 at an interest rate of
4.29% (1 month LIBOR)
plus weighted average
credit spread of .75%;

Interest Rate Swap
Notional amount	$20,000,000	June 1, 2006
Receive variable
at 3 month LIBOR - 4.41%
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

        The Company does not hedge its exposure to translation gains and losses relating to foreign currency.

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

        During the second quarter of fiscal 2005, a competitor filed a suit in the U.S. District Court of the Central District of California alleging that the Company infringes two of the competitor’s U.S. patents. The competitor was seeking monetary damages and injunctive relief. The Company received an opinion from its outside patent counsel that the Company’s products do not infringe the competitor’s patents. The Company denied any liability. However, in an effort to resolve this matter, the Company agreed to a settlement with the plaintiff. The settlement includes an amount payable for past sales of the product and a royalty of 5% on all future sales of this product until the product is redesigned.

        KV is also subject to other legal proceedings and claims, which arise in the ordinary course of business.

        In the opinion of management, based on the information presently known and taking into account established accruals of approximately $469,000 at December 31, 2005, the ultimate liability for these matters will not have a material adverse effect on KV’s financial position or the results of its operations.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Knape & Vogt Manufacturing Company’s Annual Meeting of Shareholders was held on October 21, 2005.

(b)	Proxies were distributed by Knape & Vogt Manufacturing Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no opposition to management’s nominees as listed in the proxy statement and all nominees were elected.

The vote on the nominees was:

Richard S. Knape Michael J. Kregor William R. Dutmers	(1) (2) (1) (2) (1) (3)	For 15,458,563 15,472,116 2,090,601	Withheld 223,672 210,118 126,944

(1)	Term expires in 2008.
(2)	Elected by vote of holders of Common stock and Class B Common stock voting as a class.
(3)	Elected by vote of holders of Common stock voting as a class.

Members of the Board of Directors whose terms have not yet expired are:
John E. Fallon and Gregory Lambert, terms expiring in 2006 and Thomas A. Hilborn, Robert J. Knape, and Christopher Norman, terms expiring in 2007.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION
(Continued)

Item 6. Exhibits

10(a)	Loan amendment with Comerica Bank dated December 6, 2005 filed herewith.

31.1	Certificate of the Chairman and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 24, 2006 —————————— Date: January 24, 2006 ——————————	Knape & Vogt Manufacturing Company
(Registrant)

/s/ William R. Dutmers
——————————————
William R. Dutmers
Chairman of the Board and
Chief Executive Officer

/s/ Leslie J. Cummings
——————————————
Leslie J. Cummings
Vice President of Finance and
Treasurer

EXHIBIT INDEX

Exhibit	Description

10(a)	Loan amendment with Comerica Bank dated December 6, 2005 filed herewith.

31.1	Certificate of the Chairman and Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.