Form 10-Q
period 2006-04-01
KNAPE & VOGT MANUFACTURING CO
filed 2006-04-20
CIK 56362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
April 1, 2006

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

YES __X___ NO ______

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES _____ NO __X__

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES _____ NO __X__

        As of April 1, 2006, Knape & Vogt Manufacturing Company had 2,607,294 shares of Common Stock outstanding and 1,904,036 shares of Class B Common Stock outstanding.

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

        Besides risks and uncertainties described in forward-looking statements contained in this Quarterly Report on Form 10-Q, Annual Report on Form 10-K for the fiscal year ended July 2, 2005 and other reports filed with the Securities and Exchange Commission, there are several important factors that may cause actual results to materially differ, including our ability to:

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

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) April 1, 2006	July 2, 2005

Assets
Current assets
Cash and equivalents	$ 9,886,938	$ 6,349,702
Accounts receivable, net	20,952,281	19,944,781
Inventories, including consignment inventory	23,212,633	24,362,073
Prepaid expenses and other current assets	1,637,488	934,711
Assets held for sale	786,328	1,281,213

Total current assets	56,475,668	52,872,480

Property, plant and equipment	83,244,967	81,274,015
Less accumulated depreciation	62,447,266	59,153,091

Net property, plant and equipment	20,797,701	22,120,924

Goodwill	4,772,837	4,772,837
Prepaid pension cost	11,774,946	12,194,574
Other assets	624,647	427,823

	$ 94,445,799	$ 92,388,638

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 9,682,932	$ 11,085,322
Accrued income taxes	559,819	978,801
Accrued compensation	3,319,453	2,781,447
Accrued customer rebates and cooperative advertising	1,992,277	2,149,025
Other	5,757,010	4,638,464

Total current liabilities	21,311,491	21,633,059
Other retirement benefits	3,247,789	4,930,626
Long-term debt and capital leases	23,013,175	22,524,129
Deferred income taxes	5,092,000	4,707,000
Interest rate swap and other long-term liabilities	120,361	485,947

Total liabilities	52,784,816	54,280,761

Stockholders' Equity
Common stock (Common - 2,607,294 and 2,482,663
shares issued and outstanding, Class B common - 1,904,036
and 2,027,842 shares issued and outstanding)	9,022,660	9,021,010
Preferred stock -unissued	-	-
Additional paid-in capital	7,481,954	7,471,697
Accumulated other comprehensive loss	(132,492)	(758,471)
Retained earnings	25,288,861	22,373,641

Total stockholders' equity	41,660,983	38,107,877

	$ 94,445,799	$ 92,388,638

See accompanying notes to condensed consolidated financial statements.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended		Three Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005

Net sales	$ 123,594,698	$ 116,038,344	$ 41,918,679	$ 40,169,917
Cost of sales	98,170,473	94,537,482	33,582,748	32,432,912

Gross profit	25,424,225	21,500,862	8,335,931	7,737,005
Selling, general and administrative expenses	16,406,712	16,804,638	5,638,711	5,437,189
Restructuring and impairment expenses	44,477	1,982,474	-	204,027

Operating income	8,973,036	2,713,750	2,697,220	2,095,789
Other income, net	(204,119)	(116,607)	(45,177)	(38,828)
Interest expense	1,248,899	1,207,684	402,499	411,560

Income before income taxes	7,928,256	1,622,673	2,339,898	1,723,057
Income taxes	2,867,840	63,364	941,906	31,444

Net income	$ 5,060,416	$ 1,559,309	$ 1,397,992	$ 1,691,613

Basic earnings per share:
Net income per share	$ 1.12	$ 0.35	$ 0.31	$ 0.37

Weighted average shares outstanding	4,510,700	4,516,964	4,511,091	4,517,105
Dilutive earnings per share:
Net income per share	$ 1.12	$ 0.35	$ 0.31	$ 0.37

Weighted average shares outstanding	4,511,175	4,516,964	4,512,121	4,517,105
Cash dividend - common stock	$ .495	$ .495	$ .165	$ .165
Cash dividend - Class B common stock	$ .45	$ .45	$ .15	$ .15

See accompanying notes to condensed consolidated financial statements.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total

Balance, July 2, 2005	$9,021,010	$7,471,697	$(758,471)	$ 22,373,641	$ 38,107,877
Comprehensive income
Net income	-	-	-	5,060,416	5,060,416
Foreign currency translation adjustment	-	-	374,060	-
Gain on derivative instrument	-	-	251,919	-

Other comprehensive income	-	-	625,979	-	625,979

Comprehensive income					5,686,395
Stock options exercised	1,650	10,257	-	-	11,907
Cash dividends	-	-	-	(2,145,196)	(2,145,196)

Balance, April 1, 2006	$9,022,660	$7,481,954	$(132,492)	$ 25,288,861	$ 41,660,983

See accompanying notes to condensed consolidated financial statements.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	April 1, 2006	April 2, 2005

Operating Activities:
Net income	$ 5,060,416	$ 1,559,309
Non-cash items:
Depreciation and amortization	3,683,899	4,695,858
Deferred income taxes	250,000	(1,066,209)
Change in retirement plan cost	(1,263,833)	203,409
Impairment expenses	-	1,778,447
(Gain)/loss on disposal of fixed assets	7,329	(4,205)
Other	(115,055)	13,011
Changes in operating assets and liabilities:
Accounts receivable	(896,200)	(595,041)
Inventories	1,149,194	634,856
Other current assets	(700,866)	(38,169)
Accounts payable and accrued expenses	(308,886)	(2,221,245)

Net cash provided by operating activities	6,865,998	4,960,021

Investing Activities:
Additions to property, plant and equipment	(2,162,717)	(2,069,050)
Proceeds from sales of property, plant and equipment	246,000	10,250
Other	(103,164)	(28,257)

Net cash used for investing activities	(2,019,881)	(2,087,057)

Financing Activities:
Dividends paid	(2,145,196)	(2,141,041)
Stock options exercised	11,907	-
Borrowings on long-term debt	16,682,022	28,960,330
Payments on long-term debt and capital leases	(16,192,976)	(28,970,544)

Net cash used for financing activities	(1,644,243)	(2,151,255)

Effect of Exchange Rate Changes on Cash	335,362	379,654

Net Increase in Cash and Equivalents	3,537,236	1,101,363
Cash and equivalents, beginning of year	6,349,702	5,278,869

Cash and equivalents, end of period	$ 9,886,938	$ 6,380,232

Cash Paid During the Period:
- interest	$ 1,236,355	$ 1,206,522
- income taxes	2,757,139	2,582,700

See accompanying notes to condensed consolidated financial statements.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

        The condensed consolidated financial statements have been prepared by Knape & Vogt Manufacturing Company (the “Company” or “KV”), without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes that the disclosures made in this document are adequate so as not to make the information presented misleading. Operating results for the nine-month and three-month periods ended April 1, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2006. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended July 2, 2005.

Fiscal Year

        The Company utilizes a 52- or 53-week fiscal year, which ends on the Saturday nearest the end of June. The fiscal year ending July 1, 2006 and July 2, 2005 contain 52 weeks. Both nine-month periods ended on April 1, 2006 and April 2, 2005 contained 39 weeks.

Foreign Currency

        The functional currency for the Company’s foreign subsidiaries is the local currency. The accounts of the foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. Current assets and liabilities are translated at end of period exchange rates, while long-term assets and liabilities are translated at historical month-end rates. Income and expense accounts are translated at average exchange rates in effect during the year. Translation adjustments resulting from fluctuations in the exchange rates are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables are included in the consolidated statements of operations. Foreign currency exchange net losses were $26,719 and $29,144 for the nine months ended April 1, 2006 and April 2, 2005, respectively. For the three months ended April 1, 2006, foreign currency exchange net losses were $3,521 compared to net gains of $11,185 for the three months ended April 2, 2005.

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

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Based Compensation

        Effective July 3, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-Based Payment. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. No options or other share-based payment have been granted this quarter. In addition, all options issued in prior years are vested. Therefore, the Company has incurred no expense for share-based payment during the nine-month period ending April 1, 2006. Prior to July 3, 2005, the Company accounted for its stock option plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.

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

        In March 2006, the FASB issued an Exposure Draft (“ED”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This ED would amend the FASB Statements No. 87, 88, 106 and 132(R). The intent of the ED is to require an employer to recognize in its statement of financial position the overfunded or underfunded status of its defined benefit plans and to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and prior service costs and credits that arise during the period. The comment deadline on this ED is May 31, 2006, with a planned effective date for fiscal years ending after December 31, 2006. The Company is reviewing the ED and evaluating the impact on its consolidated financial statements.

Note 3 – Derivative Instrument

        The Company has entered into an interest rate swap agreement to modify a portion of the variable rate revolving line of credit to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreement is designated as a hedge, and effectiveness is determined by matching the principal balance and terms with that specific obligation. Amounts currently due to or from the interest-rate-swap counter-party are recorded in interest expense in the period in which they accrue. The derivative, which has a notional amount of $20,000,000, was recognized as a liability on the balance sheet at its fair value of $47,844 at April 1, 2006 and $434,763 at July 2, 2005.

        Neither the Company nor the counter-party, which is a major U.S. bank, is required to collateralize its obligation under the swap. The Company is exposed to loss if the counter-party should default. At April 1, 2006, the Company had no exposure to credit loss on the interest rate swap. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

        The following are the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the periods presented:

	Nine Months Ended		Three Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005

Numerator for both basic and
diluted EPS, net income	$5,060,416	$1,559,309	$1,397,992	$1,691,613

Denominator for basic EPS,
weighted-average
common shares outstanding	4,510,700	4,516,964	4,511,091	4,517,105

Denominator for diluted EPS,
weighted-average
common shares outstanding	4,511,175	4,516,964	4,512,121	4,517,105

        Diluted EPS excludes stock options where the exercise price exceeded the average market price of the Company’s common stock, since the effect would be anti-dilutive. The options shown below for April 1, 2006 were above the average market price and were included in the calculation of diluted EPS.

	April 1, 2006	April 2, 2005
Exercise Price $ 13.64	-	6,050
$ 14.09	6,325	7,700
$ 18.48	-	206,183

Note 5 — Inventories

        Inventories are valued at the lower of FIFO (first-in, first-out) cost or market. Inventories are summarized as follows:

	April 1, 2006	July 2, 2005

Finished products	$14,580,429	$15,038,354
Consignment inventory	2,941,194	3,485,891
Work in process	1,825,562	2,154,142
Raw materials	3,865,448	3,683,686

Total	$23,212,633	$24,362,073

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

        During fiscal 2006, the Company determined certain assets previously classified as assets held for sale would be used in production. Accordingly, the values of these assets were written up by approximately $90,000 to their original net book value and were reclassified from assets held for sale to property, plant, and equipment and depreciated. Additionally, the Company re-listed the building held for sale with a new broker. The new broker re-evaluated the market conditions and reduced the listing price. KV reduced the assets held for sale for the building by approximately $90,000. Management believes that the carrying value of the remaining assets held for sale is representative of the amounts that will be received upon future sale, based upon currently available information.

The following summarizes the restructuring expenses that were incurred and paid for the respective periods shown below. There was no activity for the three months ended April 1, 2006.

	For the Nine Months Ended		For the Three Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005

Severance & stay-on bonuses
	$ 6,817	$ 70,368	$ -	$ 70,368
Facility exit costs & other	37,660	133,659	-	133,659
Asset impairment	-	1,778,447	-	-

Total	$44,477	$1,982,474	$ -	$204,027

        The following summarizes the restructuring accrual activity for the period ended April 1, 2006.

Severance & stay-on bonuses

Accrual balance, July 2, 2005	$ 49,685
Cash payments	(49,685)

Accrual balance April 1, 2006	$ -

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

	Nine Months Ended		Three Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005

Accrued warranty costs at beginning of period	$ 394,000	$ 287,250	$ 348,500	$ 296,018
Payments made for warranty costs	(312,413)	(354,103)	(232,013)	(218,188)
Accrual for product warranty	232,013	448,324	197,113	303,641

Accrued warranty costs at end of period	$ 313,600	$ 381,471	$ 313,600	$ 381,471

Note 8 — Comprehensive Income

        Comprehensive income represents net income and other revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of stockholders’ equity.

Comprehensive income and its components consist of the following:

	Nine Months Ended		Three Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005

Net income	$5,060,416	$1,559,309	$ 1,397,992	$ 1,691,613
Other comprehensive income (net of tax):
Foreign currency translation adjustment	374,060	404,326	(130,625)	(87,969)
Gain on derivative instrument	251,919	493,033	17,534	188,598

Comprehensive income	$5,686,395	$2,456,668	$ 1,284,901	$ 1,792,242

Other comprehensive income related to the interest rate swap agreement consisted of the following components:

	Nine Months Ended				Three Months Ended
	April 1, 2006		April 2, 2005		April 1, 2006		April 2, 2005

	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax

Change in fair value of interest
rate swap	$ 719,086	$ 467,827	$ 1,393,867	$ 906,325	$ 111,700	$ 72,893	$ 473,598	$ 308,198
Settlement to interest expense	(332,167)	(215,908)	(635,834)	(413,292)	(85,166)	(55,359)	(184,000)	(119,600)

Other comprehensive income	$ 386,919	$ 251,919	$ 758,033	$ 493,033	$ 26,534	$ 17,534	$ 289,598	$ 188,598

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

        The Company has a postretirement health-care plan that covers substantially all employees. During the second quarter of fiscal 2006, the Board of Directors approved a resolution to eliminate all Company contributions to the retiree healthcare plan. This resulted in settlement accounting for the Company’s outstanding obligation. Accordingly, the Company recognized a $1.5 million pre-tax gain in the second quarter of fiscal 2006 associated with this settlement. The Company recorded the settlement gain as a reduction of $1.2 million to cost of sales and $.3 million to operating expenses.

Components of Net Periodic Benefit Costs:

Three months ended:

	Pension Benefits		SERP Benefits		Postretirement Health-Care Benefits

	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005

Service cost	$ 140,073	$ 107,527	$ 4,928	$ 2,003	$ -	$ 20,500
Interest cost	282,512	277,196	31,812	45,149	-	32,500
Expected return on plan assets	(377,410)	(433,710)	-	-	-	-
Net amortization	294,995	162,506	33,246	33,067	-	(3,000)

Net periodic pension cost	$ 340,170	$ 113,519	$69,986	$80,219	$ -	$ 50,000

Nine months ended:

	Pension Benefits		SERP Benefits		Postretirement Health-Care Benefits

	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005

Service cost	$ 346,911	$ 322,365	$ 8,463	$ 6,008	$ 48,909	$ 61,500
Interest cost	878,706	831,098	130,403	135,448	54,833	97,500
Expected return on plan assets	(1,273,851)	(1,300,587)	-	-	-	-
Net amortization	601,679	487,400	87,689	99,201	(10,629)	(9,000)

Net periodic pension cost	$ 553,445	$ 340,276	$226,555	$240,657	$ 93,113	$ 150,000

Employer Contributions

The Company has contributed $75,189 for the quarter and $340,004 for the nine months ended April 1, 2006 to fund its retirement plans compared to $166,642 and $505,132 respectively for the same periods in the prior year. The Company anticipates contributing approximately an additional $77,000 to fund its retirement plans in fiscal 2006 for an estimated total of $417,000.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 – Income Taxes

        The American Jobs Creation Act of 2004 provides for a special one-time tax deduction of 85% of certain foreign earnings that are being repatriated (as defined by the Act) to a U.S. taxpayer in either the Company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the date of enactment. In order to qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the Company’s Chief Executive Officer. Certain other criteria in the Act must be satisfied as well. Once a decision is reached to remit the earnings, the impact must be recorded in the period in which the decision is made.

        On May 10, 2005, the IRS and Treasury issued guidance concerning the calculation of tax on a distribution under Section 965 of the Internal Revenue Code. Based on this guidance, the Company expects to repatriate approximately $6 million of undistributed foreign earnings under the American Jobs Creation Act of 2004, which is expected to result in related income tax expense of approximately $340,000 and is reflected in the Company’s financial statements. The Company has not provided for federal income taxes on the remaining undistributed earnings of its foreign subsidiaries. Recording of deferred income taxes on these undistributed earnings is not required, because these earnings are expected to be permanently reinvested. It is not practicable to estimate the amount of additional taxes in the event that the foreign subsidiaries earnings are distributed.

Note 11 – Segment Information

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

        The Business Products division is comprised of two market channels: OEM and Idea. The OEM market channel sells precision drawer slides, hardware and ergonomic products to original equipment office furniture manufacturers. The Idea market channel sells ergonomic products to independent office furniture dealers. These dealers purchase product from office furniture manufacturers and re-sell the furniture along with design and installation services to the end customer.

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

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended:	Business Products OEM	Business Products Idea	Consumer	Distribution and Other	Manu- facturing	Corporate and Other	Consolidated Total

April 1, 2006:
Net sales to external
customers	$12,297,780	$1,904,178	$9,469,470	$18,395,126	$ (147,875)	$ -	$41,918,679
Operating profit (loss)
before administrative
costs, other expenses and
income taxes	$ 1,056,236	$ 141,253	$1,298,022	$ 3,938,800	$(2,420,511)	-	$ 4,013,800
Administrative costs,
other expenses	-	-	-	-	-	$ 1,673,902	$ 1,673,902
Income tax expense	-	-	-	-	-	$ 941,906	$ 941,906
Net income (loss)	$ 1,056,236	$ 141,253	$1,298,022	$ 3,938,800	$(2,420,511)	$(2,615,808)	$ 1,397,992
April 2, 2005:
Net sales to external
customers	$10,547,547	$2,177,152	$8,958,172	$18,631,861	$ (144,815)	$ -	$40,169,917
Operating profit (loss)
before administrative
costs, other expenses and
income taxes	$ 866,250	$ 297,450	$ 657,811	$ 3,247,405	$(1,591,523)	-	$ 3,477,393
Administrative costs,
Restructure/impairment other expenses	-	-	-	-	$ 204,027	$ 1,550,309	$ 1,754,336
Income tax expense	-	-	-	-	-	$ 31,444	$ 31,444
Net income (loss)	$ 866,250	$ 297,450	$ 657,811	$ 3,247,405	$(1,795,550)	$(1,581,753)	$ 1,691,613

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended:	Business Products OEM	Business Products Idea	Consumer	Distribution and Other	Manu- facturing	Corporate and Other	Consolidated Total

April 1, 2006:
Net sales to external
customers	$37,049,251	$6,559,857	$24,376,821	$ 55,923,194	$ (314,425)	$ -	$123,594,698
Operating profit (loss)
before administrative
costs, other expenses and
income taxes	$ 2,815,911	$ 592,198	$ 2,616,840	$ 11,376,581	$(4,755,562)	-	$ 12,645,968
Administrative costs, restructure/impairment other expenses	-	-	-	-	$ 44,477	$ 4,673,235	$ 4,717,712
Income tax expense	-	-	-	-	-	$ 2,867,840	$ 2,867,840
Net income (loss)	$ 2,815,911	$ 592,198	$ 2,616,840	$ 11,376,581	$(4,800,039)	$ (7,541,075)	$ 5,060,416
April 2, 2005:
Net sales to external
customers	$30,973,309	$6,958,019	$24,398,328	$53,879,448	$ (170,760)	$ -	$ 116,038,344
Operating profit (loss)
before administrative
costs, other expenses and
income taxes	$ 2,059,446	$ 981,203	$ 648,721	$ 8,359,467	$(4,034,124)	-	$ 8,014,713
Administrative costs,
Restructure/impairment other expenses	-	-	-	-	$ 1,982,474	$ 4,409,566	$ 6,392,040
Income tax expense	-	-	-	-	-	$ 63,364	$ 63,364
Net income (loss)	$ 2,059,446	$ 981,203	$ 648,721	$ 8,359,467	$(6,016,598)	$ (4,472,930)	$ 1,559,309

Note 12 – Legal Contingencies

        Two pending legal matters are described in Note 15 – Legal Contingencies in the 2005 Annual Report on Form 10-K.

        The Canada Customs and Revenue Agency (“CCRA”) had performed an audit of KV’s sales to its wholly-owned subsidiary, Knape & Vogt Canada. The CCRA had questioned whether it was appropriate to consider Knape & Vogt Canada as the importer of record for all Knape & Vogt goods shipped into Canada. The Company defended its position that it was appropriate for Knape & Vogt Canada to be the importer of record. In February 2006, the Company received a decision from the Canada Border Services Agency that it had determined that Knape & Vogt Canada was a valid purchaser for purposes of subsection 48(1) of the Customs Act and subsection 2.1(b) of the Valuation for Duty Regulations.

        In the February 2006 notice, the Canada Border Services Agency stated that it would perform a review of the transfer price between KV and Knape & Vogt Canada. KV has provided the Agency with the transfer price studies that have been performed and believes that review will not result in any changes that would have a material adverse effect on KV’s earnings.

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

        In the opinion of management, based on the information presently known and taking into account established accruals of approximately $372,000 at April 1, 2006, the ultimate liability for these matters will not have a material adverse effect on KV’s financial position or the results of its operations.

Note 13 – Potential Transaction

        The Company announced on October 13, 2005, that it had retained the investment-banking firm W.Y. Campbell & Company to act as a financial advisor in evaluating strategic alternatives, including a possible sale.

        On February 10, 2006, the Company issued a joint press release with Wind Point Partners announcing the execution of a Merger Agreement. Consummation of the Merger was subject to the satisfactory completion of the Wind Point due diligence process, Wind Point Partners’ ability to secure adequate financing commitments from its lenders, approval by Knape & Vogt’s shareholders and approval from any appropriate governmental agency.

        On April 5, 2006, the Company issued a press release announcing that Wind Point Partners had completed its due diligence process.

        On April 13, 2006, the Company filed a draft of its proxy statement concerning its shareholders meeting to approve the merger with the Securities and Exchange Commission for review and if applicable, comment. On this same date, Wind Point Partners’ acknowledged that they had been successful in securing adequate financing commitments with their lenders.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales

        Net sales for the third quarter of fiscal 2006 were $41.9 million compared to $40.2 million for the same period in the prior year. Net sales for the first nine months of fiscal 2006 were $123.6 million compared to $116.0 million for the same period in the prior year. In total, the Company had new product sales of $8.0 million and $24.4 million for the quarter and nine months ended April 1, 2006. This compared to new product sales of $7.6 million and $22.9 million for the same periods respectively in fiscal 2005. New product introductions have allowed the Company to expand its product offering and successfully target new markets, including the automotive industry and the medical field. The Company consistently defines new product sales, including product extensions, as those products sold within a three-year period from the date of introduction.

        The Distribution and Other segment net sales were $18.4 million for the third quarter and $55.9 million for the first nine months of fiscal 2006, compared with $18.6 million and $53.9 million, respectively for the same periods in the prior year. Orders and shipments were strong in the second quarter of fiscal 2006 as the distribution customers purchased sufficient quantities to earn their calendar year rebates. As a result, orders and shipments to these customers were slightly lower in the third quarter of fiscal 2006. As the Company enters its fourth fiscal quarter, order activity is also increasing from this key market. On a year to date basis, the growth resulted primarily from the addition of several new products. These include the Virtu™ line of upscale kitchen, bath, and closet accessories, several new wood and wire storage accessory products and the expanded line of precision ball bearing drawer slides, including the Precision Built™ family of slides.

        The Consumer segment net sales were $9.5 million for the third quarter and $24.4 million for the first nine months of fiscal 2006, compared with $9.0 million and $24.4 million, respectively, for the same periods in the prior year. The Company continues to focus on improving the profitability of this segment. The revenue growth during the third quarter of fiscal 2006 is the result of new products and development of successful programs with existing customers.

        The Business Products Original Equipment Manufacturer (“OEM”) segment net sales of $12.3 million for the third quarter and $37.0 million for the first nine months of fiscal 2006 represented growth of 16.6% and 19.5%, respectively, over the same periods in the prior year. The Business and Institutional Furniture Manufacturers’ Association (BIFMA) results for the eight months ended February 2006, reported increased shipments of 10.3% for the industry compared to the same period in the prior year. The Company’s success in sales growth to the Business Product OEM’s was attributable to the addition of new products, in particular the addition of a number of customer specific versions of KV’s precision ball bearing slides and several new ergonomic accessory products, including the updated line of height adjustable tables. Further, sales have grown as a result of the addition of new customers in both existing markets and in new markets to the Company, such as the automotive industry.

        The Business Products Idea segment net sales were $1.9 million for the third quarter and $6.6 million for the first nine months of fiscal 2006. Net sales decreased 12.5% for the third quarter and 5.7% for the nine months ended April 1, 2006. Late in fiscal 2005, management began converting to a direct sales force to call on the customers served in this market. While this change created some disruption in the segment, management believes it is now better positioned for future sales growth. There are a number of new products in this channel and utilizing a direct sales force will promote sales growth in this important channel of the business. These products include the ProLiftix™ line of height adjustable tables, the Polaris™ lever free adjustable keyboard system and the Proxi™ line of office organization tools.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

        The Company offers a consignment inventory program for certain customers. Under this program, the customers are not invoiced for product until the Company receives notice that the customer has utilized the inventory at their location. At April 1, 2006 and July 2, 2005, the inventory program totaled $2.9 million and $3.5 million at cost, respectively.

Gross Profit

        Gross profit, as a percentage of net sales, was 19.9% for the third quarter and 20.6% for the first nine months of fiscal 2006 compared to 19.3% and 18.5%, respectively, for the same periods in the prior year. The improvement in the third quarter of fiscal 2006 compared with the third quarter of the prior year represented cost savings resulting from the consolidation of the wire operation, which was partially offset by the start up costs associated with the plant in Vietnam. During the second quarter of fiscal 2006, KV recorded a gain of $1.2 million pre-tax in cost of sales for the settlement of its retiree health plan. See note 9 for more information on the settlement. Excluding this gain, gross profit, as a percentage of net sales, was 19.6% for the first nine months of fiscal 2006. Year-to-date fiscal 2006 gross profit increased due to lower steel costs and reduced costs as a result of the consolidation of the wire operations. This was partially offset by higher labor costs incurred during the first quarter of fiscal 2006, due to certain drawer slides being manufactured in the United States instead of being sourced from overseas and the continued integration of wire production into the Grand Rapids facility.

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

        To date, all of the slides produced in Asia have represented incremental sales to KV and have not reduced volume being produced in the United States. KV’s domestic production capabilities are being focused on manufacturing new, more complex products, which typically represent higher margin products.

Operating Expenses

        Operating expenses, as a percentage of net sales, were 13.5% for the third quarter and 13.3% for the first nine months of fiscal 2006 compared to 14.0% and 16.2%, respectively, for the same periods in the prior year. The operating expenses for the third quarter of fiscal 2006 included approximately .5% of costs associated with the potential sale of the Company. During the second quarter of fiscal 2006, KV recorded a pre-tax gain of approximately $324,000 in operating expense for the settlement of its retiree health plan. See note 9 for more information on the settlement. Excluding this gain, operating expenses, as a percentage of net sales, were 13.6% for the first nine months of fiscal 2006. KV continues to be successful in leveraging its operating expense as sales increase, while still having sufficient spending to ensure its ongoing ability to develop and introduce new products to the market and have the appropriate advertising materials available to introduce those products.

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

        During fiscal 2006, the Company determined certain assets previously classified as assets held for sale would be used in production. Accordingly, the values of these assets were written up by approximately $90,000 to their original net book value and were reclassified from assets held for sale to property, plant, and equipment and depreciated. Additionally, the Company re-listed the building held for sale with a new broker. The new broker re-evaluated the market conditions and reduced the listing price. KV reduced the assets held for sale for the building by approximately $90,000. Management believes that the carrying value of the remaining assets held for sale is representative of the amounts that will be received upon future sale, based upon currently available information.

Interest and Other Expenses, net

        Interest expense has remained relatively stable at $402,499 and $1.2 million for the quarter and nine months ended April 1, 2006, compared to $411,560 and $1.2 million for the same periods in the prior year, respectively.

        Other income was $45,177 for the third quarter of fiscal 2006 compared to $38,828 for the same quarter in the prior year. For the first nine months of fiscal 2006, other income was $204,119 compared to income of $116,607 for the same period in the prior year. The other income for the first nine months of fiscal 2006 reflects interest received on previously filed amended tax returns and investments in Canada. The other income shown in the prior year reflects a legal settlement received in connection with one of the Company’s patents, along with favorable exchange rate gains.

Income Taxes

        The effective tax rate was 40.3% for the third quarter of fiscal 2006 and 36.2% for the first nine months of fiscal 2006. During the second quarter of fiscal 2006, the Company received a final settlement of certain Federal and provincial audits performed in Canada and recognized $221,000 in refunds. During the third quarter of fiscal 2006, the Company incurred losses in Vietnam related to the startup of its new facility, which were not tax affected. The Vietnamese facility will benefit from a four-year tax holiday starting with its first profitable year.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

        On May 10, 2005, the IRS and Treasury issued guidance concerning the calculation of tax on a distribution under Section 965 of the Internal Revenue Code. Based on this guidance, the Company expects to repatriate approximately $6 million of undistributed foreign earnings under the American Jobs Creation Act of 2004, which is expected to result in related income tax expense of approximately $340,000 and is reflected in the Company’s financial statements. This additional income tax expense was offset by the true-up of federal permanent items and state income taxes to the prior year income tax returns filed in March 2006.

        The effective tax rate was 36.3% for the third quarter of fiscal 2005 and 40.5% for the first nine months of fiscal 2005, excluding the one-time benefit of $594,000 related to the expiration of certain tax statutory periods and the related reversal of tax contingencies and the amended filings for research credits. The higher effective rate for the first nine months of fiscal 2005 was due to the impairment loss related to the relocation of the wire operations that resulted in state income taxes being owed by the Company on a book basis loss that is not expected to be realized for state tax purposes.

Net Income

        Net income was $1.4 million or $0.31 per diluted share for third quarter of fiscal 2006 and $5.1 million or $1.12 per diluted share for the nine months ended April 1, 2006. This compared to net income of $1.7 million or $0.37 per diluted share for the third quarter of the prior year and $1.6 million or $0.35 per diluted share for the first nine months of the prior year. During the second quarter of fiscal 2006, the Board of Directors approved a resolution to eliminate all Company contributions to its retiree health plan. This resulted in settlement accounting for the Company’s outstanding obligation. Accordingly, the Company recognized a gain of approximately $952,000 after-tax in the second quarter of fiscal 2006 associated with this settlement. In the third quarter of fiscal 2005, the Company recognized $594,000 of one-time tax benefits. In addition during the second quarter of fiscal 2005, the Company recognized impairment charges and additional depreciation of approximately $1.3 million after-tax related to the relocation of the Company’s wire production. The Company’s sales volume growth, improved gross profits and better leveraging of operating expenses, were the primary contributors to the net income improvement.

Liquidity and Capital Resources

        Net cash provided by operating activities for the first nine months of fiscal 2006 was $6.9 million compared to $5.0 million for the first nine months of fiscal 2005. Higher net income in fiscal 2006 was offset by lower depreciation and amortization expense, the decrease in retirement plan liability and lower accounts payable. Remaining working capital requirements were relatively constant between the two periods.

        Cash used for investing activities was $2.0 million for the first nine months of fiscal 2006, compared to $2.1 million used in the same period in the prior year. Capital expenditures totaled $2.2 million for the nine months ended April 1, 2006, compared to $2.1 million for the first nine months of the prior year. The capital expenditures for the first nine months of fiscal 2006 represented investments in tooling for new products and the set up of the Vietnam facility.

        There were capital expenditure commitments of approximately $729,639 for new product tooling and Asian production equipment at April 1, 2006. Capital expenditures for the fiscal year are anticipated to be approximately $3.0 million. The investments will be focused on bringing new products and product improvements to our customers, along with our investment in Asia.

        Cash used for financing activities was $1.6 million for the first nine months of fiscal 2006 as compared to $2.2 million in fiscal 2005. The expenditures represent the Company’s dividend payments to its shareholders.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

        Anticipated cash flows from operations and available balances on the revolving credit line are expected to be adequate to fund working capital, and capital expenditures for the next year and the foreseeable future.

Legal Proceedings

        Two pending legal matters are described in Note 15 – Legal Contingencies in the 2005 Annual Report on Form 10-K.

        The Canada Customs and Revenue Agency (“CCRA”) had performed an audit of KV’s sales to its wholly-owned subsidiary, Knape & Vogt Canada. The CCRA had questioned whether it was appropriate to consider Knape & Vogt Canada as the importer of record for all Knape & Vogt goods shipped into Canada. The Company defended its position that it was appropriate for Knape & Vogt Canada to be the importer of record. In February 2006, the Company received a decision from the Canada Border Services Agency that it had determined that Knape & Vogt Canada was a valid purchaser for purposes of subsection 48(1) of the Customs Act and subsection 2.1(b) of the Valuation for Duty Regulations.

        In the February 2006 notice, the Canada Border Services Agency stated that it would perform a review of the transfer price between KV and Knape & Vogt Canada. KV has provided the Agency with the transfer price studies that have been performed and believes that review will not result in any changes that would have a material adverse effect on KV’s earnings.

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

        In the opinion of management, based on the information presently known and taking into account established accruals of approximately $372,000 at April 1, 2006, the ultimate liability for these matters will not have a material adverse effect on KV’s financial position or the results of its operations.

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

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Trends and Developments

        The Company announced on October 13, 2005, that it had retained the investment-banking firm W.Y. Campbell & Company to act as a financial advisor in evaluating strategic alternatives, including a possible sale.

        On February 10, 2006, the Company issued a joint press release with Wind Point Partners announcing the execution of a Merger Agreement. Consummation of the Merger was subject to the satisfactory completion of the Wind Point due diligence process, Wind Point Partners’ ability to secure adequate financing commitments from its lenders, approval by Knape & Vogt’s shareholders and approval from any appropriate governmental agency.

        On April 5, 2006, the Company issued a press release announcing that Wind Point Partners had completed its due diligence process.

        On April 13, 2006, the Company filed a draft of its proxy statement concerning its shareholder meeting to approve the merger with the Securities and Exchange Commission for review and if applicable, comment. On this same date, Wind Point Partners’ acknowledged that they had been successful in securing adequate financing commitments with their lenders.

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, which include changes in the Canadian dollar and the Vietnamese Dong foreign currency exchange rates as measured against the U.S. dollar and changes in U.S. interest rates. The Company holds a derivative instrument in the form of an interest rate swap, which is viewed as a risk management tool and is not used for trading or speculative purposes. The intent of the interest rate swap is to effectively fix the interest rate on part of the borrowings under the Company’s variable rate revolving credit agreement. The derivative was recognized as a liability on the balance sheet at its fair value of $47,844 at April 1, 2006 and $434,763 at July 2, 2005.

        The following table provides information on the Company’s fixed maturity investments as of April 1, 2006 that are sensitive to changes in interest rates. The table also presents the corresponding interest rate swap on this debt. Since the interest rate swap effectively fixes the interest rate on the notional amount of debt, changes in interest rates have no current effect on the interest expense recorded by the Company on the portion of the debt covered by the interest rate swap.

Liability
Variable rate revolving credit
  agreement
First $20,000,000 at an interest rate
  of 4.83% (3 month LIBOR)
  plus weighted average
  credit spread of .60%;
Next $3,000,000 at an interest rate of
  4.64% (1 month LIBOR)
  plus weighted average
  credit spread of .60%;

Interest Rate Swap
Notional amount
  Receive variable
     at 3 month LIBOR - 4.82%
Pay fixed interest rate - 6.25%	Amount $23,000,000 $20,000,000	Maturity Date November 1, 2009 June 1, 2006

        The Company has a sales office located in Canada. Sales are typically denominated in Canadian dollars, thereby creating exposures to changes in exchange rates. The changes in the Canadian/U.S. exchange rate may positively or negatively affect the Company’s sales, gross margins and retained earnings. The Company attempts to minimize currency exposure through working capital management.

        The Company is in the process of establishing a manufacturing facility in Vietnam. Purchasing and selling activities of this entity will be denominated in the Vietnamese Dong, which will create exchange rate exposure.

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

KNAPE & VOGT MANUFACTURING COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Two pending legal matters are described in Note 15 – Legal Contingencies in the 2005 Annual Report on Form 10-K.

        The Canada Customs and Revenue Agency (“CCRA”) had performed an audit of KV’s sales to its wholly-owned subsidiary, Knape & Vogt Canada. The CCRA had questioned whether it was appropriate to consider Knape & Vogt Canada as the importer of record for all Knape & Vogt goods shipped into Canada. The Company defended its position that it was appropriate for Knape & Vogt Canada to be the importer of record. In February 2006, the Company received a decision from the Canada Border Services Agency that it had determined that Knape & Vogt Canada was a valid purchaser for purposes of subsection 48(1) of the Customs Act and subsection 2.1(b) of the Valuation for Duty Regulations.

        In the February 2006 notice, the Canada Border Services Agency stated that it would perform a review of the transfer price between KV and Knape & Vogt Canada. KV has provided the Agency with the transfer price studies that have been performed and believes that review will not result in any changes that would have a material adverse effect on KV’s earnings.

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

        In the opinion of management, based on the information presently known and taking into account established accruals of approximately $372,000 at April 1, 2006, the ultimate liability for these matters will not have a material adverse effect on KV’s financial position or the results of its operations.

Item 6. Exhibits

31.1	Certificate of the Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 20, 2006 Date: April 20, 2006	Knape & Vogt Manufacturing Company
             (Registrant)

/s/ William R. Dutmers
William R. Dutmers
Chairman of the Board and
Chief Executive Officer

/s/ Leslie J. Cummings
Leslie J. Cummings
Vice President of Finance and
Treasurer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Vice President of Finance of Knape & Vogt Manufacturing Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.